Form 10-K
period 2000-09-30
PBSJ CORP /FL/
filed 2000-12-15
CIK 1117414

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000

                         Commission File Number 0-30911

                              THE PBSJ CORPORATION
                              --------------------
             (Exact name of Registrant as specified in its charter)

           FLORIDA                                         59-1494168
           -------                                         ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)

                             2001 N.W. 107th AVENUE
                            MIAMI, FLORIDA 33172-2507
                            -------------------------
               (Address of principal executive offices) (Zip Code)

                                 (305) 592-7275
                                 --------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock ($.0033 Par Value)
                         -------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

         The number of shares of Common Stock outstanding as of November 30, 2000 was 1,894,970. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the $53.60 closing price for the registrant's Common Stock on December 15, 2000 was approximately $16,203,548. Directors, executive officers and 10% or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates information by reference from the registrant's definitive Proxy Statement to be used in conjunction with its fiscal 2001 Annual Meeting of Shareholders.

                                     PART I

ITEM 1.  BUSINESS

General

         The PBSJ Corporation and its subsidiaries is an employee-owned professional services organization that provides a broad range of planning, design and construction services to a variety of public and private sector clients. Our four major business segments are transportation, environmental, civil engineering and construction management, representing 41%, 20%, 26% and 13%, respectively, of our fiscal 2000 revenues. We utilize our expertise in engineering, planning, management, environmental, architectural and surveying disciplines to solve complex problems in each of these basic service areas. We provide these services through our staff of over 2,300 professional, technical and support personnel. We believe our multi-disciplinary approach to problems facilitates our ability to effectively meet the needs of our clients.

         Since our founding in 1960, we have grown from a small civil engineering practice with operations only in South Florida to a national design firm offering a full range of engineering, architectural and planning services throughout the United States. Evidencing this, in 2000, Engineering News-Record ranked PBSJ 12th on its list of the top 100 pure design firms (traditional design firms with no construction capability) in the United States, based on design revenue. During fiscal 2000, we provided services to approximately 3,000 clients in the public and private sectors. Approximately 95% of our clients had previously used our services. In fiscal 2000, 69% of our net revenues were derived from the public sector and 31% from the private sector.

         We have built an organization composed of highly skilled professionals and top level technical and administrative personnel with a wide variety of scientific, engineering, architectural and management resources. These resources enable us to develop and implement innovative long-term solutions to the complex problems of our clients, many of which are the subject of public concern and extensive governmental regulation. We assist our clients in responding to these concerns, in obtaining governmental permits and approvals and in complying with applicable laws and regulations.

         We began operations on February 29, 1960. Our holding company, The PBSJ Corporation, was incorporated in 1973. We engage in business primarily through two wholly-owned subsidiaries: Post, Buckley, Schuh & Jernigan, Inc., a Florida corporation (through which we provide the majority of our engineering, architectural and planning services) and PBS&J Construction Services, Inc. (through which we provide the majority of our construction management services). In addition, we have two other active subsidiaries: Seminole Development Corporation (through which we hold title to all our real property); and Post, Buckley International, Inc. (through which we provide services to our international clients). In this Form 10-K, all references to "PBSJ" or "our" operations refer to The PBSJ Corporation and its wholly-owned subsidiaries and the activities of these entities on a consolidated basis. Our executive offices are located at 2001 N.W. 107th Avenue, Miami, Florida.

Acquisitions

             Throughout our history, PBSJ has made selected strategic acquisitions to increase the firm's geographic presence in the West and Central regions, to enhance its technical capabilities firm-wide and to solidify our operations in the Eastern region. Once we acquire a firm it is integrated and consolidated into our existing operations and the subsidiary ceases to exist as a separate operating entity. The following acquisitions occurred in the last three years:

         o        August 1997 - Espey, Huston & Associates, Inc.
                  Our acquisition of EH&A, a 374-person firm headquartered in Austin, Texas with offices in Houston, Dallas, Nashville, Cincinnati, Charlotte and Newport News, significantly advanced our strategic program of geographic and technical diversification. EH&A's strong environmental engineering, ecological science, and cultural resources capabilities rounded out the land development services that PBSJ already offered in Texas. The EH&A acquisition also provided PBSJ with a nationally recognized presence in the aviation services market.

         o        December 1997 - Kercheval and Associates, Inc.
                  Our acquisition of Kercheval, a 100-person firm headquartered in San Diego, California with offices in California, Nevada and Alabama, strengthened our capabilities in Southern California and provided a strong entry into the telecommunications market. Kercheval's operations primarily involved transportation, telecommunications and civil and structural engineering projects.

         Effective October 1, 1998, we merged the following subsidiaries into our wholly owned subsidiary, Post, Buckley, Schuh & Jernigan, Inc., a Florida corporation: Post, Buckley, Schuh & Jernigan, Inc., a Texas corporation, Post, Buckley, Schuh & Jernigan, Inc., a California corporation, Post, Buckley, Schuh & Jernigan, Inc., a Nevada corporation, Post, Buckley, Schuh & Jernigan, Inc. of Arizona, Coastal Environmental Services, Inc., Kercheval and effective January 15, 1999, we merged Survey Resources, Inc. and EH&A into Post Buckley Schuh and Jernigan.

         Through our strategic acquisitions, PBSJ has developed solid technical expertise, in both core services and emerging markets, and a nationwide presence that allows us to respond to clients in our "local" markets with the advantages of a national firm. Although we do not currently have any probable plans with respect to any additional material acquisitions, we will continue to evaluate possible strategic acquisitions of engineering or related service businesses in connection with our plan to diversify our sources of business and the geographic areas in which we operate.

Business Segments

         The following table sets forth our revenues, in thousands, from each of our four basic business segments for each of the three years ended September 30, 2000, 1999, and 1998, and the approximate percentage of our total revenues attributable to each business segment:

                                 2000                1999               1998
                           ----------------    ----------------    ----------------
                                            (Dollars in Thousands)
                           Revenues     %      Revenues     %      Revenues      %
                           --------    ----    --------    ----    --------    ----
Transportation             $106,580     41%    $ 87,464     37%    $ 82,651     37%
Environmental                52,757     20       61,278     25       51,377     23
Civil Engineering            69,026     26       65,336     27       62,547     28
Construction Management      34,162     13       27,339     11       26,806     12

Transportation

Industry Overview

         The need to modernize and upgrade the transportation infrastructure in the United States has been a source of continued business for us through the last ten years. Fueling the initial growth in this market was the Intermodal Surface Transportation Efficiency Act ("ISTEA") of 1991. ISTEA established funding for mass transportation and public transit programs, introduced the Congestion Mitigation and Air Quality program to provide funding for areas that have not yet met air quality standards under the Clean Air Act to meet air quality deadlines and included funding for alternative-fuel transit buses. In 1998, ISTEA was reauthorized as the Transportation Equity Act for the 21st Century ("TEA-21"). TEA-21 earmarks $218 billion for highway and transit projects over the next six years. Although a U.S. federal program, TEA-21 provides state and local governments considerable flexibility in project selection.

Our Services

         Our activities in this area generally involve planning, design, right of way acquisitions, development and design of intelligent transportation services and program construction management services for highways, including interstate, primary, and arterial roads and toll facilities, bridges, transit, airports and port facilities. We currently serve 15 state departments of transportation throughout the U.S. and three foreign agencies.

         Our Program Management group provides many of our governmental clients the necessary resources to manage large infrastructure programs from concept through construction. Our services include planning, programming, and contract support. During production we develop design standards, manage projects, perform design reviews and develop cost estimates. We (1) facilitate environmental permitting, by advising clients of the permitting requirements and assisting in the completion of the permit applications and the resolution of any issues raised by the applicable regulatory agency issuing the permit, (2) coordinate right-of-way administration and (3) provide construction management oversight.

During 2000, projects in our Transportation Division included:

         o Overseeing all project planning and pre-construction requirements and activities and providing bond support services for the Florida Turnpike's capital improvement program including coordinating acquisition of the necessary rights-of-way, and reviewing construction drawings and cost estimates.

         o Providing general engineering consulting services to the Orlando-Orange County Expressway Authority, including the opening of Part A of State Road (S.R). 429 and the initial construction of Part C of S.R. 429, as well as construction on the Goldenrod Extension and S.R. 528 interchange.

         o In support of the Florida Department of Transportation and the Florida 2012 Olympic Committee's bid for the 2012 summer Olympics, identifying transportation solutions to link events planned along the I-4 corridor between Tampa and Orlando.

         o Completing main lane and frontage road plans and aesthetic design guidelines for SH 45 in Travis and Williamson Counties for the Texas Turnpike Authority, a division of the Texas Department of Transportation.

         o Designing 25 miles of Nevada Department of Transportation's I-15 widening project between Las Vegas and the California state line.

Environmental

Industry Overview

         Over the past twenty-five years, significant environmental laws at the federal, state and local levels have been enacted in response to public concern over the environment. Those laws and their implementation through regulation affect numerous industrial and governmental actions and form a key market driver for the products and services of our Environmental business segment.

         Two of these federal environmental water regulations, The Safe Drinking Water Act of 1974 and the Safe Drinking Water Act Amendments of 1996, have brought substantial changes to the regulation and financing of water systems. Pursuant to these amendments, Congress has authorized nearly $9.6 billion through 2003 to be allotted to states to create low interest loan funds for installing and upgrading drinking water treatment facilities. The Federal Water Pollution Control Act of 1972 also established a system of standards, permits and enforcement procedures for the discharge of pollutants from industrial and municipal wastewater sources. According to the EPA's survey of wastewater and sewage treatment needs issued in 1996, as much as $139.5 billion will be needed for construction and upgrade of wastewater treatment facilities by the year 2016.

Our Services

         Our Environmental business segment focuses on the delivery of planning, design and construction management services for private and public sector clients. Included in this division's services are:

Air Quality Management                        Flood Insurance Studies

Chemical Testing Analysis                     Hazardous and Solid Waste
                                              Management

Cultural Resources Assessments                Information Solutions

Ecological Studies                            Wastewater Treatment

Environmental Toxicology Analysis             Water Resources

Flood Control Facility Planning and           Water Supply and Treatment
Design

         During 2000, projects in our Environmental business segment included:

         o A multi-year contract with the Federal Emergency Management Agency ("FEMA") to serve as Flood Map Production Coordination Contractor for FEMA's Central Region V (Illinois, Indiana, Michigan, Ohio, Minnesota and Wisconsin), Central Region VI (Texas, Oklahoma, Arkansas, Louisiana and New Mexico) and Central Region VII (Nebraska, Kansas, Idaho and Missouri).

         o Providing support to the Water Replenishment District of Southern California, including completion of a water resources master plan concept report and assisting in the implementation of a $60 million capital improvements program.

         o A contract with the San Antonio River Authority to perform hydrologic, hydraulic, water quality and environmental services to assist them in developing a concept design to restore and enhance the historic San Antonio River in San Antonio, Texas.

         o Developing Sarasota County, Florida's Reclaimed Water Aquifer Storage Recovery (RWASR) program through preparation of the Class V RWASR well construction permit application and assistance in obtaining program funding.

         o Designing the Washington Suburban Sanitary Commission's 20-million-gallons-per-day advanced Seneca Wastewater Treatment Plant in Montgomery County, Maryland which utilizes biological nutrient removal.

Civil Engineering

Industry Overview

         A strong and long-running national economic expansion has fueled demand for services from our Civil Engineering business segment. As private sector companies have spent increased dollars on corporate relocations and office, commercial, industrial and residential development and public sector agencies have allocated additional funds to replace aging infrastructure and revitalize their urban cores, the demand for engineering and design services has grown. One example of this growth is the increase in design revenues generated by the top 500 design firms. According to Engineering News-Record, in 1999 ENR's top 500 design firms generated $33.2 billion in design revenue from U.S.-based projects, up 15.3% from the $28.8 billion generated by these same firms in 1998. By offering a wide range of design and engineering services, PBSJ believes it is well positioned to serve these companies.

Our Services

         Our Civil Engineering business segment provides general civil engineering services to public and private clients. Included in these services are (1) site suitability studies, (2) master infrastructure engineering and planning, (3) site engineering, (4) regulatory permitting and (5) disaster planning and response. Within our Civil Engineering Division, we also have three additional service groups: Surveying Engineering, Planning and Landscape Architecture, and Architecture.

         Our Surveying Engineering group provides clients GPS-based surveying, mobile surveying for roadways and other hard surfaces, land platting, right-of-way mapping, construction layout and control, boundary and topographic surveys, control networks, tunnel surveying, commercial land title surveys, hydrographic surveying, movement detection and deformation surveys, and rail and mass transit surveys.

         Our Planning and Landscape Architecture group provides clients master land use planning, site planning, urban and regional planning, urban design, environmental planning, cultural resource identification, and landscape architecture.

         Our Architecture group provides clients architectural design, space planning and interior design, as well as electrical, mechanical and structural engineering services.

         During 2000, projects in our Civil Engineering business segment included:

         o Completed architecture design criteria package for the Florida Department of Transportation, Turnpike District's new 104,800-square-foot headquarters and three support facilities at the Turkey Lake Service Plaza on Florida's Turnpike. The project was constructed under the design-build procurement process.

         o Under general consultant contract, began developing design criteria package for improvements to the Florida Department of Transportation Office of Toll Operations Toll Data Center in Boca Raton, Florida. The project entails renovation of a 17,000-square-foot building and a two-story addition of approximately 14,000 square feet.

         o Provided engineering design services for two high schools, three middle schools, and five elementary schools for the Clark County School District in Nevada.

         o Completed civil engineering design, permitting, and limited construction administration services for Opryland Hotel Florida, a 1,400-room hotel and 380,000-square-foot convention center complex in Osceola County, Florida.

         o Developed a comprehensive set of aesthetic design guidelines for the Texas Turnpike Authority's new 21-mile toll road system in only six months.

Construction Management

Industry Overview

         The demand for our construction management services has also been fueled by the legislation and industry trends that are driving the growth in our Transportation and Environmental business segments, including ISTEA and TEA-21. These trends have resulted in a large number of infrastructure projects throughout the U.S. which are subject to increasingly complex governmental regulations. The role of the construction manager has become increasingly important to the success of these projects, requiring a new level of versatility and a wide range of skills. Both public and private sector entities are under pressure to complete these projects at accelerated schedules, resulting in a myriad of project delivery systems. With limited in-house staff, these entities must rely on experienced construction managers to complete the project on time and within budget.

Our Services

         In the area of construction management, we provide a wide range of services as an agent for our clients, including contract administration, inspection, field testing, scheduling/estimating, instituting project controls and quality assessment. Although we do not construct or build any projects, we may act as the program director of a project whereby on behalf of the owner of the project, we provide scheduling, cost estimating and construction observation services for the project, or our services may be limited to providing construction consulting.

         During 2000, projects in our Construction Management Division included:

         o Providing construction engineering and inspection services to the Departments of Transportation in Alabama, Colorado, Nevada, Texas, Florida and North Carolina.

         o Providing construction administration to the Clark County (Nevada) Department of Public Works.

         o Providing comprehensive services, including cost estimating, scheduling and construction claims reviews, to the school boards of Miami-Dade County and Broward County, Florida.

         o Providing construction-related services to BellSouth throughout Florida and Georgia, including quality assurance inspections, verification of contractor's invoices, damage inspections and responding to natural disasters.

         o Providing comprehensive construction quality assurance services to the New Mexico Highway Department for Interstate re-construction in Albuquerque.

         o Providing construction inspection services nationally to the National Park Service and Federal Highway Administration's Central Lands Division.

Other Services

         In addition to our four national business segments, we have developed a National Information Solutions Division to address the digital infrastructure needs of our clients. Our services include: training, database analysis, system programming, land planning and design and geographic information systems. Recent projects which have allowed our information solutions to address client needs include:

         o Continued development of the Florida Department of Transportation Turnpike District's Turnpike Asset Management System, which will utilize an interactive Internet-based mapping application.

         o Implementing a Geographic Permit Management and Compliance System for the City of Tucson, Arizona that will track all environmental permit requirements and water quality monitoring data.

Clients

         Through our four national business segments, we provide our services to a broad range of clients, including state, local and municipal agencies, the Federal government and private sector businesses. Our state and local government clients include approximately 15 state departments of transportation, water utilities, local power generators, waste water treatment agencies, environmental protection agencies, schools and colleges, law enforcement, judiciary, hospitals and healthcare providers. We provide services to Federal agencies, including the Army Corps of Engineers, Environmental Protection Agency, Navy, Air Force, Coast Guard, United States Postal Service, Federal Emergency Management Agency and Department of Energy, and local entities. Our contracts with federal, state and local entities are subject to various methods of determining fees and costs. See "Contract Pricing and Terms of Engagement" for a further discussion of our pricing arrangements with governmental clients.

         Our private sector clients include retail and commercial, entertainment, railroad, petro-chemical, food, telecommunications, oil and gas, power, semi-conductor, transportation, technology, public utility, mining and forest products entities. The table below indicates the revenue generated, by client type, for each of the three years ended September 30, 2000, 1999 and 1998.

                                              2000                     1999                     1998
                                      --------------------     --------------------     --------------------
                                                              (Dollars in thousands)
Domestic
  Local and state agencies........    $170,641          65%    $155,245          64%    $138,496          62%
  Federal agencies................       8,611           3        4,828           2        8,935           4
  Private businesses..............      81,383          31       79,668          33       71,482          32
International.....................       1,890           1        1,676           1        4,468           2
                                      --------    --------     --------    --------     --------    --------
  Total...........................    $262,525         100%    $241,417         100%    $223,381         100%
                                      ========    ========     ========    ========     ========    ========

         In 2000, we derived approximately 17% of our net earned revenue from various districts and departments of the Florida Department of Transportation (the "FDOT") under numerous contracts. While we believe the loss of any individual contract would not have a material adverse effect on our results of operations and would not adversely impact our ability to continue work under our other contracts with the FDOT, the loss of all the FDOT contracts would have a material adverse effect on our results of operations by causing a material decrease in our revenues and profits.

International Business

         During fiscal 2000, revenues from our international operations were approximately $1.9 million, or less than 1% of our total revenues. We currently have on-going projects in three countries (Venezuela, India and Argentina). Although we do not currently have any plans to expand our international operations, we anticipate that our international operations will continue at this same level.

Marketing

         Marketing activities are conducted by key operating and executive personnel, including specifically assigned business development personnel, as well as through professional personnel who develop and maintain new and existing client relationships. Our continued ability to compete successfully in the areas in which we do business is largely dependent upon aggressive marketing, the development of information regarding client requirements, the submission of responsive cost-effective proposals and the successful completion of contracts. Information concerning private and governmental requirements is obtained, during the course of contract performance, from formal and informal briefings, from participation in activities of professional organizations, and from literature published by the government and other organizations.

Contract Pricing and Terms of Engagement

         We earn our revenues for the various types of services we provide through cost-plus, time-and- materials, fixed price contracts, and contracts which combine any of the methods.

         Cost-Plus Contracts. Under our cost-plus contracts, we charge clients negotiated rates based on our direct and indirect costs. Labor costs and subcontractor services are the principal components of our direct costs. Federal Acquisition Regulations, which are applicable to all Federal government contracts and which are partially incorporated in many local and state agency contracts, limit the recovery of certain specified indirect costs or contracts subject to such regulations. In negotiating a cost-plus contract, we estimate all recoverable direct and indirect costs and then add a profit component, which is either a percentage of total recoverable costs or a fixed negotiated fee, to arrive at a total dollar estimate for the project. We receive payment based on the total actual number of labor hours expended. If the actual total number of labor hours is lower than estimated, the revenues from that project will be lower than estimated. If the actual labor hours expended exceed the initial negotiated amount, we must obtain a contract modification to receive payment for such overage. During fiscal 2000, approximately 57% of our contracts were cost-plus contracts, primarily with federal, state and local government agencies.

         Cost-plus contracts covered by Federal Acquisition Regulations and certain state and local agencies require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs. There are no open or pending audits by federal or state authorities as of October 31, 2000. The result of our last audit for the year ended September 30,

1999 resulted in no adjustments. Our contracts with governmental entities, once executed, are not subject to renegotiation of profits at the election of the government, however, they are subject to continued funding. Our contracts generally provide that we receive our profit on a periodic basis through the course of the project. Therefore, if a governmental agency fails to fund for a successive year, our profit will have been proportionally received as recognized.

         Time-and-Materials Contracts. Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on actual time expended. In addition, clients reimburse us for the actual out-of-pocket costs of materials and other direct incidental expenditures incurred in connection with performing the contract. Our profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs directly charged or allocated to contracts compared with negotiated billing rates. During fiscal 2000, approximately 28% of our contracts were time-and-materials contracts, primarily with private sector clients.

         Fixed-Price Contracts. Under our fixed-price contracts, clients pay us an agreed sum negotiated in advance for the specified scope of work. Under fixed-price contracts, we make no payment adjustments if we over-estimate or under-estimate the number of labor hours required to complete the project, unless there is a change of scope in the work to be performed. Accordingly, our profit margin will increase to the extent the number of labor hours and other costs are below the contracted amounts. The profit margin will decrease and we may realize a loss on the project if the number of labor hours required and other costs exceed the estimate. During fiscal 2000, approximately 15% of our contracts were fixed-price contracts, primarily with private sector clients.

Competition

         We face active competition in all areas of our business. As we provide a wide array of engineering, architectural, planning and construction management services to companies in various industries throughout the United States, we encounter a different group of competitors in each of our markets. Our competitors include (1) national and regional design firms like PBSJ that provide a wide range of design services to clients in all industries, including CH2M Hill and Parsons Brickenhoff, (2) industry specific firms that provide design as well as other services to customers in a specific industry, for example environmental firms such as Montgomery Watson, Camp Dresser and McKee, Inc., and (3) local firms that provide some or all of our services in one of our markets. Some of our competitors are larger, more diversified firms having substantially greater financial resources and larger professional and technical staffs than ours. Competition for major contracts is frequently intense and may entail public submittals and multiple presentations by numerous firms seeking to be awarded the contract. The extent of competition which we will encounter in the future will vary depending on changing customer requirements in terms of types of projects and technological developments. It has been our experience that the principal competitive factors for the type of service business in which we engage are a firm's demonstrated ability to perform certain types of projects, the client's own previous experience with competing firms, and the firm's size and financial condition and the cost of the particular proposal.

         No one firm currently dominates a significant portion of the sectors in which we compete. Given the expanding demand for some of the services provided by PBSJ, it is likely that additional competitors will emerge. At the same time, consolidation continues to occur in certain of the sub-segments of the industry in the United States , including the environmental-focused firms.

         We believe that we will retain the ability to compete effectively with other firms that provide similar services by continuing to offer a broad range of high-quality consulting and environmental, transportation, and engineering and construction management services through our network of offices. Among other things, the wide range of expertise which we possess permits us to remain competitive in obtaining government contracts despite shifts in governmental spending emphasis. Our multi-disciplinary capabilities enable us to compete more effectively for clients whose projects require that the expertise of professionals in a number of different disciplines be brought to bear in the problem solving effort. We believe that our ability to offer our services over a large part of the United States is a positive factor in enabling us to attract and retain clients who have a need for our services in different parts of the country.

Backlog

         Our backlog for services as of September 30, 2000 was estimated to be approximately $268.9 million. We define backlog as contracted task orders less previously recognized revenue on such task orders. U.S. government agencies, and many state and local governmental agencies, operate under annual fiscal appropriations and fund various contracts only on an incremental basis. Our ability to realize revenues from our backlog depends on the availability of funding for various federal, state and local government agencies.

         A majority of our customer orders or contract awards and additions to contracts previously awarded are received or occur at random during the year and may have varying periods of performance. The comparison of backlog amounts on the same date in successive years is not necessarily indicative of trends in our business or future revenues.

         The major components of our operating costs are payroll and payroll-related costs. Since our business is dependent upon the reputation and experience of our personnel and adequate staffing, a reasonable backlog is important for the scheduling of operations and for the maintenance of a fully-staffed level of operations.

Regulation

         Compliance with federal, state and local regulations which have been enacted or adopted relating to the protection of the environment is not expected to have any material effect upon the capital expenditures, earnings and competitive position of PBSJ.

Personnel

         As of October 31, 2000, we employed 2,337 persons. Most of our employees are professional or technical personnel having specialized training and skills, including engineers, architects, analysts, scientists, management specialists, technical writers and skilled technicians. Although many of our personnel are highly specialized in certain areas and while there is a nationwide shortage of certain qualified technical personnel, we are not currently experiencing any material difficulty in obtaining the personnel we require to perform under our contracts. We believe that our future growth and success will depend, in large part, upon our continued ability to attract and retain highly qualified personnel. We believe our employee relations to be good.

Liabilities and Insurance

         When we perform services for our clients, we can become liable for breach of contract, personal injury, property damage and negligence. Such claims could include improper or negligent performance or design, failure to meet specifications and breaches of express or implied warranties. Our clients often require us to contractually assume liabilities for damage or personal injury to the client, third parties and their property and for fines and penalties. Because our projects are typically large enough to affect the lives of many people, the damages available to a client or third parties are potentially large and could include punitive and consequential damages. For example, our transportation projects involve services that affect not only our client, but also many end users of those services.

         We seek to protect PBSJ from potential liabilities by obtaining indemnification, where possible, from our public and private sector clients. However, even when we obtain such indemnification, it is generally not available if we fail to satisfy specified standards of care in performing our services or if the indemnifying person has insufficient assets to cover the liability. Therefore, we also seek to protect PBSJ by maintaining a full range of insurance coverage, including worker's compensation, general and professional liability (including pollution liability) and property coverage. Our professional liability coverage is on a claims made basis (which means that the policy provides liability coverage for all claims made during the policy period, regardless of when the action occurred), while the rest of our insurance coverage is on an occurrence basis (which means that the policy provides liability coverage only for injury or damage arising from an action that occurs during the policy period, regardless of when the claim is actually made). Our professional liability insurance provides for annual coverage of up to $30 million with an annual deductible of $1.5 million. Based upon our previous experience with such claims and lawsuits, we believe our insurance coverage is adequate for all our present operational activities, although there can be no assurances that such coverage will prove to be adequate in all cases. A successful claim or claims in an amount in excess of our insurance coverage for which there is not coverage could have a material adverse effect on our results of operation.

ITEM 2.  PROPERTIES

         We own our executive offices located at 2001 N.W. 107th Avenue, Miami, Florida 33172 which consists of approximately 100,000 square feet of office space. We own three additional office buildings in Ft. Myers, Florida, Homestead, Florida and Hollywood, Florida through our wholly-owned subsidiary, Seminole Development Corporation. All of these properties are currently being leased to third parties. We are in the process of constructing a 90,000 square foot facility in Maitland, Florida which will replace office space we are currently leasing in Winter Park, Florida.

         We lease an additional 60 offices in 16 states in the United States and Puerto Rico. Aggregate lease payments during fiscal year 2000 were approximately $9.2 million.

         We believe that substantially all of our property and equipment are, in general, well maintained and in good operating condition. They are considered adequate for present needs, and as supplemented by planned construction, are expected to remain adequate for the near future.

         We are of the opinion that we, or our subsidiaries, have clear title to the properties owned and used in our business, subject to liens for current taxes and easements, restrictions and other liens which do not materially detract from the value of the properties or our interest in the properties or the use of those properties in our business.

ITEM 3.  LEGAL PROCEEDINGS

         We are party to various legal proceedings arising from our operations. We believe that we have sufficient professional liability insurance such that the outcome of any of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or results of operations. However, if our insurance company were to deny coverage for a significant judgment or if a judgment were entered against us in an amount greater than our coverage, it could adversely affect our results of operations. Based upon our previous experience with claims and lawsuits, we believe our insurance coverage is adequate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

         There is no established public trading market for our common stock.

         As of September 30, 2000 there were no shares of common stock that were subject to outstanding warrants or options to purchase, or securities convertible into, our common stock, and no shares of our common stock could be sold pursuant to Rule 144 under the Securities Act. No shares of our common stock are being, or have been, publicly offered.

         As of September 30, 2000, there were 1,895,950 shares of common stock outstanding and held of record by 340 shareholders.

Dividends

         Each share of our common stock is entitled to share equally in any dividends declared by our board of directors. Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not in the past paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock in the foreseeable future. All earnings are retained for investment in our business.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial data as of and for the years ended September 30, 2000, 1999, 1998, 1997 and 1996. The financial data for each of the fiscal years has been derived from, and is qualified by reference to, our audited financial statements which PricewaterhouseCoopers LLP, our independent certified public accountants, have audited. You should read the information set forth below in conjunction with our consolidated Financial Statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

                                                               Year Ended September 30,
                                          ------------------------------------------------------------------
                                             2000          1999          1998          1997          1996
                                          ----------    ----------    ----------    ----------    ----------
                                                     (dollars in thousands, except per share data)
Operating Data:
Engineering fees                          $  262,525    $  241,417    $  223,381    $  172,644    $  143,731
Net earned revenues                          196,830       180,637       167,133       131,423       110,080
Net income                                    10,490         5,446         4,474         4,000         3,363
Redeemable common stock per
share data:
Basic and diluted earnings per share      $     5.62    $     2.87    $     2.40    $     2.16    $     1.78
Weighted average shares of
redeemable common stock
outstanding                                1,867,331     1,896,533     1,861,022     1,852,051     1,892,996

Balance Sheet Data (at end of period):
Working capital                           $   18,752    $   31,721    $   20,545    $   19,186    $   14,802
Total assets                                 120,306       103,835        96,425        83,457        63,601
Long-term debt (less current
portion)                                      10,800        13,337         8,589        11,064         3,414
Total stockholders' equity                    49,198        45,270        37,613        31,508        27,782
Cash dividends per common share                   --            --            --            --            --

ITEM. 7        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Results of Operation

         The following table sets forth the percentage of net earned service revenue represented by the items in our consolidated statements of income:

                                         Year ended September 30,

                                      2000        1999        1998
                                    --------    --------    --------
Engineering fees                       133.4%      133.6%      133.6%
Direct expenses                         33.4        33.6        33.6
                                    --------    --------    --------
Net earned revenue                     100.0       100.0       100.0
Costs and Expenses:
     Direct salaries                    37.1        36.7        36.8
     Selling, general and
         administrative expenses        56.2        58.4        58.5
                                    --------    --------    --------
Operating income                         6.7         4.9         4.7
Interest expense                         (.6)        (.6)        (.7)
Other, net                               (.4)         .6          .5
                                    --------    --------    --------
Income before income taxes               5.7         4.9         4.5
Provision for income taxes               0.3         1.9         1.8
                                    --------    --------    --------
Net income                               5.4%        3.0%        2.7%
                                    ========    ========    ========

         A summary of operating results is as follows for each of the years ended September 30 (dollars in thousands):

                                     2000          1999          1998
                                  ---------     ---------     ---------
Engineering fees .............    $ 262,525     $ 241,417     $ 223,381
Direct expenses ..............       65,695        60,780        56,248
                                  ---------     ---------     ---------
Net earned revenue ...........      196,830       180,637       167,133

Costs and expenses ...........      183,748       171,637       159,349
                                  ---------     ---------     ---------
Operating income .............       13,082         9,000         7,784

Other expenses ...............       (2,003)          (54)         (360)
Provision for income taxes....          589         3,500         2,950
                                  ---------     ---------     ---------
Net income ...................    $  10,490     $   5,446     $   4,474
                                  =========     =========     =========

Segment Results of Operations

         Our businesses are reported as four segments, reflecting our management methodology and structure. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements. We evaluate performance based on operating profit of the respective segments. In fiscal years 2000 and 1999, general and administrative costs are a combination of its' actual relative direct expenses and an allocation of corporate expenses. In fiscal year 1998, general and administrative costs were allocated to the segments based on each segment's direct costs as a percentage of total direct costs. In fiscal 1998, we estimated our engineering fee allocations to each segment based on estimates of the segments' historical engineering fees as a percentage of total engineering fees. The discussion that follows is a summary analysis of the primary changes in operating results by segment for 2000 as compared to 1999 and 1999 as compared to 1998.

Transportation

                              2000     % Change     1999   % Change     1998
                              ----     --------     ----   --------     ----
                                          (Amounts in Thousands)
Engineering Fees .......... $106,580      21.9%    $87,464     5.8%    $82,651
Direct Expenses ...........   29,397      31.4      22,364     7.5      20,812
Net Earned Revenue ........   77,183      18.6      65,100     5.3      61,839
Costs and Expenses ........   68,632      11.1      61,784     5.6      58,482
Operating Income ..........  $ 8,551     157.9%    $ 3,316    -1.2%    $ 3,357

2000 Compared To 1999

         Engineering fees of $106.6 million for 2000 increased 21.9% as compared to 1999. Higher volumes from continued strength in the transportation services market and engineering fees from new projects were the primary contributors to this increase during 2000.

         Reported net earned revenue was $77.2 million during 2000 as compared to $65.1 million in 1999, representing an increase of 18.6%. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses, as a percentage of net earned revenue was 38.1% in 2000 as compared to 34.3% in 1999. The increase in direct expenses and direct expenses as a percentage of net earned revenue is due to the increased use of subconsultants as a result of the significant growth in engineering fees. Higher engineering fees discussed above offset by increased subconsultant expenses were the primary contributors for the overall 2000 increase compared to 1999.

         Reported operating income was $8.6 million in 2000 as compared to $3.3 million in 1999, representing an increase of 157.9%. Operating income as a percentage of net earned revenue was 11.1% in 2000 as compared to 5.1% in 1999. The increase in operating income and operating income as a percentage of net earned revenue is due to improved operating efficiencies, a more accurate method of allocating general and administrative costs and improved collections, allowing for a reduction in the allowance for doubtful accounts. Operating efficiencies were obtained due to our ability during fiscal 2000 to obtain significant revenue growth without incurring the same level of direct salaries and general and administrative expenses. Direct salaries increased due to additional staff required to support our internal growth, while the increase in general and administrative expenses increased primarily due to annual increases in pay rates and an accrual of bonuses and insurance expenses relating to our medical plan. Under the old method of general and administrative cost allocation, operating income would have been $3.2 million less. Due to improved collections during fiscal year 2000, our total allowance for doubtful accounts decreased approximately $2.6 million, from $4.9 million at September 30, 1999 to $2.3 million at September 30, 2000. This segment's allocation from the adjustment in the allowance for doubtful accounts approximated $962,000, or 18.4% of the 157.9% increase in operating income in 2000.

1999 Compared to 1998

         Engineering fees for 1999 were $87.5 million compared to $82.7 million for 1998, which represented a 5.8% increase. Higher volumes from continued strength in the transportation services market and engineering fees from new projects were the primary contributors to this increase during 1999.

         Reported net earned revenue was $65.1 million during 1999 as compared to $61.8 million in 1998, representing an increase of 5.3%. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses, as a percentage of net earned revenue was 34.3% in 1999 as compared to 33.6% in 1998. The increase in direct expenses of 7.5% has a direct relationship with the increase in engineering fees. In addition, the use of subconsultants increased during this period.

         Reported operating income was $3.3 million as compared to $3.4 million in 1998, representing a decrease of 1.2%. Operating income as a percentage of net earned revenue was 5.1% in 1999 as compared to 5.4% in 1998. The decrease is due to a combination of increased direct salaries and general and administrative expenses. Direct salaries increased as more employees worked on projects during 1999 as compared to the prior year. General and administrative expenses increased due to higher expenses relating to the implementation and installation fees for our information systems upgrade, increased depreciation expense due to increased purchases and increased insurance expenses relating to our medical insurance plan. Due to the larger scale of operations for this segment, the general and administrative expenses had a larger effect on this segment's operations.

Civil Engineering

                                2000     % Change     1999    % Change    1998
                                ----     --------     ----    --------    ----
                                            (Amounts in Thousands)
Engineering Fees ............  $69,026      5.6%    $65,336      4.5%   $62,547
Direct Expenses .............   15,406     11.3      13,840    -12.1     15,750
Net Earned Revenue ..........   53,620      4.1      51,496     10.0     46,797
Costs and Expenses ..........   54,514     11.7      48,813      8.1     45,120
Operating Income ............    ($894)  -133.3%    $ 2,683     60.0%   $ 1,677

2000 Compared To 1999

Engineering fees of $69.0 million for 2000 increased 5.6% as compared to 1999. Higher volume in the civil engineering market were the primary reasons for the increase during 2000.

         Reported net earned revenue was $53.6 million during 2000 as compared to $51.5 million in 1999, representing an increase of 4.1%. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses, as a percentage of net earned revenue increased to 28.7% in 2000 from 26.9% in 1999. The increase in direct expenses and direct expenses as a percentage of net earned revenue is due to the increased use of subconsultants related to the significant growth in engineering fees. Higher engineering fees discussed above offset by increased subconsultant expenses were the primary contributors for the overall 2000 increase compared to 1999.

         Reported operating income was ($0.9) million in 2000 as compared to $2.7 million in 1999, representing a decrease of 133.3%. Operating income as a percentage of net earned revenue was (1.6%) in 2000 as compared to 5.2% in 1999. The decrease in operating income and operating income as a percentage of net earned revenue is due primarily to expenses increasing at higher rates than the engineering fees. The remaining decrease in operating income is due to a more accurate method of allocating general and administrative costs, offset by improved collections, allowing for a reduction in the allowance for doubtful accounts. General and administrative expenses increased due to annual increases in pay rates and an accrual of bonuses and insurance expenses relating to our medical plan. Under the old method of general and administrative cost allocation, operating income would have been $2.6 million higher. Due to improved collections during fiscal year 2000, our total allowance for doubtful accounts decreased approximately $2.6 million, from $4.9 million at September 30, 1999 to $2.3 million at September 30, 2000. This segment's allocation from the adjustment in the allowance for doubtful accounts approximated $806,000, improving the change in operating income during 2000 from -155.9% to -133.3%.

1999 Compared To 1998

         Engineering fees of $65.3 million for 1999 increased 4.5% as compared to 1998. Higher volumes from continued strength in the civil engineering market, and engineering fees from new projects were the primary contributors to this increase during 1999.

         Reported net earned revenue was $51.5 million during 1999 as compared to $46.8 million in 1998, representing an increase of 10%. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses, as a percentage of net earned revenue was 26.9% in 1999 as compared to 33.6% in 1998. Direct expenses decreased in 1999 because we lessened our use of subconsultants as compared to the prior year. As a result, we used our own technical staff to complete projects, thereby increasing direct salaries significantly in 1999. Higher engineering fees discussed above and a decrease in subconsultant expenses were the primary contributors for the overall 1999 increase compared to 1998.

         Reported operating income was $2.7 million as compared to $1.7 million in 1998, representing an increase of 60%. Operating income as a percentage of net earned revenue was 5.2% in 1999 as compared to 3.6% in 1998. The increase in operating income for this segment is due to the higher engineering fees as discussed above offset by increased direct salaries and general and administrative expenses. The increase in direct salaries was due to more employees working on projects during 1999 as compared to the prior year. The increase in direct salaries has a negative effect on the direct expenses as discussed above. Increased general and administrative costs was primarily due to the implementation and installation fees for our information systems upgrade, increased depreciation expense due to increased purchases and increased insurance expenses relating to our medical insurance plan.

Environmental

                              2000    % Change      1999    % Change    1998
                              ----    --------      ----    --------    ----
                                           (Amounts in Thousands)
Engineering Fees ..........  $52,757    -13.9%    $61,278      19.3%  $51,377
Direct Expenses ...........   10,987    -26.8      15,009      16.0    12,936
Net Earned Revenue ........   41,770     -9.7      46,269      20.3    38,441
Costs and Expenses ........   39,852    -10.0      44,257      20.2    36,830
Operating Income ..........  $ 1,918     -4.6%    $ 2,012      24.9%  $ 1,611

2000 Compared To 1999

         Engineering fees of $52.8 million for 2000 decreased 13.9% as compared to 1999 as a result of a lack of growth, as the segment was unable to obtain a significant amount of new projects during 2000.

         Reported net earned revenue was $41.8 million during 2000 as compared to $46.3 million in 1999, representing a decrease of 9.7%. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses, as a percentage of net earned revenue was 26.3% in 2000 as compared to 32.4% in 1999. The decrease in direct expenses and direct expenses as a percentage of net earned revenue is due to the decreased use of subconsultants as a result of lower engineering fees and the disallowance of other expenses that were allowed in prior years. The industry has seen a trend in some clients becoming less inclined to allow certain direct expenses to be directly billed on the invoice, such as CADD/computer charges and travel. Instead, these clients request to have these expenses billed as a part of our overhead cost recovery. These terms are negotiated with each client on an individual basis and are stated in each contract.

         Reported operating income was $1.9 million in 2000 as compared to $2.0 million in 1999, representing a decrease of 4.6%. Operating income as a percentage of net earned revenue was 4.6% in 2000 as compared to 4.3% in 1999. The decrease in operating income is due primarily to a more accurate method of allocating general and administrative costs, offset by improved collections, allowing for a reduction in the allowance for doubtful accounts. Under the old method of general and administrative cost allocation, operating income would have been $710,000 higher. Due to improved collections during fiscal year 2000, our total allowance for doubtful accounts decreased approximately $2.6 million, from $4.9 million at September 30, 1999 to $2.3 million at September 30, 2000. This segment's allocation from the adjustment in the allowance for doubtful accounts approximated $598,000, improving the change in operating income during 2000 from -34.3% to -4.6%.

1999 Compared To 1998

         Engineering fees of $61.3 million for 1999 increased 19.3% as compared to 1998. Higher volumes from continued strength in the environmental services sector, and engineering fees from new projects were the primary contributors to this increase during 1999.

         Reported net earned revenue was $46.3 million during 1999 as compared to $38.4 million in 1998, representing an increase of 20.3%. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses, as a percentage of net earned revenue was 32.4% in 1999 as compared to 33.7% in 1998. Direct expenses increased 16% from 1998 to 1999 as a direct result of the increase in engineering fees. Direct salaries increased in 1999 because we used more of our technical staff on projects rather than subcontractors. As a result, the percentage of direct expenses to net earned revenue decreased during 1999. Higher engineering fees discussed above offset by increased subconsultant expenses were the primary contributors for the overall 1999 increase compared to 1998.

         Reported operating income was $2.0 million in 1999 as compared to $1.6 million in 1998, representing an increase of 24.9%. Operating income as a percentage of net earned revenue was 4.3% in 1999 as compared to 4.2% in 1998. The increase in operating income is offset by a combination of increased direct salaries and general and administrative expenses. Direct salaries increased as more employees worked on projects during 1999 as compared to the prior year. General and administrative expenses increased due to increased expenses relating to the implementation and installation fees for our information systems upgrade, increased depreciation expense due to increased purchases and increased insurance expenses relating to our medical insurance plan. Due to the larger scale of operations for this segment, general and administrative expenses had a larger effect on this segment's operations.

Construction Management

                               2000     % Change     1999     % Change    1998
                               ----     --------     ----     --------    ----
                                           (Amounts in Thousands)
Engineering Fees ...........  $34,162     25.0%    $27,339       2.0%   $26,806
Direct Expenses ............    9,905      3.5       9,567      41.7      6,750
Net Earned Revenue .........   24,257     36.5      17,772     -11.4     20,056
Costs and Expenses .........   20,750     23.6      16,783     -11.2     18,917
Operating Income ...........  $ 3,507    254.6%    $   989     -13.2%   $ 1,139

2000 Compared to 1999

         Engineering fees of $34.2 million for 2000 increased 25.0% as compared to 1999. Higher volume and continued growth in the business were the primary reasons for the increase during 2000.

         Reported net earned revenue was $24.3 million during 2000 as compared to $17.8 million in 1999, representing an increase of 36.5%. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses, as a percentage of net earned revenue, decreased from 53.9% in 1999 to 40.8% in 2000. The decrease in direct expenses, as a percentage of net earned revenue, is due to a decrease in subconsultant expenses and the disallowance of other expenses that were allowed in prior years. The industry has seen a trend in some clients becoming less inclined to allow certain direct expenses to be directly billed on the invoice, such as CADD/computer charges and travel. Instead, these clients request to have these expenses billed as a part of our overhead cost recovery. These terms are negotiated with each client on an individual basis and are stated in each contract.

         Reported operating income was $3.5 million in 2000 as compared to $1.0 million in 1999, representing an increase of 254.6%. Operating income as a percentage of net earned revenue was 14.5% in 2000 as compared to 5.6% in 1999. The increase in operating income and operating income as a percentage of net earned revenue is due to improved operating efficiencies, a more accurate method of allocating general and administrative costs and improved collections, allowing for a reduction in the allowance for doubtful accounts. Operating efficiencies were obtained due to our ability during fiscal 2000 to obtain significant revenue growth without incurring the same level of direct salaries and general and administrative expenses. Direct salaries increased due to additional staff required to support our internal growth, while the increase in general and administrative expenses increased primarily due to annual increases in pay rates and an accrual of bonuses and insurance expenses relating to our medical plan. Under the old method of general and administrative cost allocation, operating income would have been $1.8 million less. Due to improved collections during fiscal year 2000, our total allowance for doubtful accounts decreased approximately $2.6 million, from $4.9 million at September 30, 1999 to $2.3 million at September 30, 2000. This segment's allocation from the adjustment in the allowance for doubtful accounts approximated $234,000, or 9.3% of the 254.6% increase in operating income in 2000.

1999 Compared to 1998

         Engineering fees of $27.3 million for 1999 increased 2.0% as compared to 1998. Higher volumes from continued strength in the construction services discipline, and engineering fees from some projects were the primary contributors to this increase during 1999.

         Reported net earned revenue was $17.8 million during 1999 as compared to $20.1 million in 1998, representing a decrease of 11.4%. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses, as a percentage of net earned revenue was 53.9% in 1999 as compared to 33.6% in 1998. Direct expenses increased due to the increase in subconsultant expenses and the other direct expenses mentioned above related to projects obtained from the EH&A and Kercheval acquisitions. The segment had personnel turnover during 1999 and as a result had to increase our use of subcontractors. Higher engineering fees discussed above offset by increased subconsultant expenses were the primary contributors for the overall 1999 increase compared to 1998.

         Reported operating income was $1.0 million as compared to $1.1 million in 1998, representing a decrease of 13.2%. Operating income as a percentage of net earned revenue was 5.6% in 1999 as compared to 5.7% in 1998. General and administrative expenses increased due to increased expenses relating to the implementation and installation fees for our information systems upgrade, increased depreciation expense due to increased purchases and increased insurance expenses relating to our medical insurance plan and increased payroll related expenses due to turnover of administrative personnel. The increase in costs and expense increased at a higher rate as compared to the engineering fees as a result of the computer upgrade and turnover of personnel. As a result, operating income decreased as compared to 1998.

Consolidated Results

Other income (expenses):

         Other income and expenses primarily consists of interest and dividend income and interest expense. Other expenses were ($2,003,000), ($54,000) and ($360,000) for fiscal years 2000, 1999 and 1998, respectively. This increase is directly related to an increase in interest rates and a $981,000 loss on the sale of investments. At September 30, 2000, the fair value our investments in marketable securities, all of which were classified as available-for-sale, was approximately $451,000 as compared to approximately $3.9 million at September 30, 1999. This decrease was due to a permanent impairment in the value of the common stock that we hold in our portfolio, from $344,000 to $41,000, and the sale of over 90% of our mutual fund portfolio at a loss of $981,000. There were no factors present at September 30, 1999 that would indicate permanent impairment of value for the mutual fund and common stock investments. For the mutual fund portfolio, the net asset value fluctuated during fiscal year 1999 due to the volatility of the stock market. For the common stock investment, subsequent to September 30, 1999, the investee company reported that it would restate the prior year's financial statements following an internal review of revenue recognition for cost-of-completion contracts. The impairment of the common stock was recorded in fiscal 2000, resulting in a cost basis that equals the fair market value of the investments at September 30, 2000.

Net Income:

         Net income was $10.5 million, $5.4 million and $4.5 million for fiscal 2000, 1999 and 1998, respectively. The percentage of net income to net earned revenue was 5.3%, 3.0% and 2.7% in fiscal 2000, 1999 and 1998. The 92.6%
increase during fiscal 2000 was a result of internal growth, good economic conditions, improved efficiencies and a research and development tax credit that reduced our provision for income taxes from $3.5 million in 1999 to $589,000 in 2000. The 22% increase in fiscal 1999 was a result of an 8% increase in engineering fees offset by an 8% increase in direct and general and administrative expenses, in addition to a 5% decrease in interest expense and a 28% increase in other income.

Liquidity and Capital Resources

Cash From Operating Activities

         In fiscal 2000, net cash provided by operating activities totaled $26.9 million as compared to ($522,000) in 1999. The significant change is a result of increases in net income and accounts payable, offset by a decrease in deferred income taxes. The increase in accounts payable is due to increased growth in the business, accruals for incentive bonuses that used to be paid out before the end of the fiscal year and higher medical expenses for our medical program. In addition, fluctuations in accounts payable are related to direct expenses, where the timing of payment to subcontractors is directly related to the collection of related receivables.

         Net income of $10.5 million for fiscal 2000 was 92.6% greater than net income of $5.4 million for fiscal 1999 due to the growth in engineering fees being greater than the growth in direct and indirect expenses. In addition, the provision for income taxes was 83.2% less in fiscal 2000 than in fiscal 1999 as a result of tax credits. Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not in the past paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock in the foreseeable future. All earnings are retained for investment in our business.

         In fiscal 1999 net cash used in operating activities totaled $522,000 as compared to net cash provided by operating activities of $6.4 million for fiscal 1998. This change is primarily a result of an increase in accounts receivable and unbilled fees and a decrease in accounts payable.

         Net income of $5.4 million for fiscal 1999 was 21.7% greater than net income of $4.5 million for fiscal 1998 due to increased efficiencies in production and internal growth.

         Approximately 90% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contract. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. The unbilled fees account increased $2.5 million, from $25.3 million at September 30, 1999 to $27.8 million at September 30, 2000. Similarly, unbilled fees increased $4.3 million from $21.0 million at September 30, 1998 to $25.3 million at September 30, 1999. The increase in unbilled fees during both periods is directly related to the increase in engineering fees. The number of days outstanding for unbilled fees was 39 days, 38 days and 34 days at September 30, 2000, 1999 and 1998, respectively. By comparison, according to PSMJ Resources, Inc., the average days outstanding for unbilled fees for design firms of comparable size was 32.8 days in 2000 and 31.3 days in 1999.

         The allowance for doubtful accounts decreased approximately $2.6 million from $4.9 million at September 30, 1999 to $2.3 million at September 30, 2000. The number of days sales outstanding for accounts receivable was approximately 53 days, 54 days and 50 days at September 30, 2000, 1999 and 1998, respectively. The allowance was reduced due to improved collections of our accounts receivable balances over 90 days which decreased 37.3% from $10.2 million at September 30, 1999 to $6.4 million at September 30, 2000. This improvement relates to a decrease in our international activity and better collections of international project revenue. By comparison, according to PSMJ Resources, Inc. the average days sales accounts receivables for design firms of comparable size to us was 67.4 days in 2000 and 73.4 days in 1999.

Cash Flow from Investing Activities

         Net cash used in investing activities was $12.8 million in fiscal 2000 as compared to $7.0 million in fiscal 1999. The increase in the use of cash for investing activities is due largely to the purchase of land and the construction of a new office building for the Orlando office, offset by the sale of a substantial portion of our mutual fund portfolio. By comparison net cash used in fiscal 1999 was $7.0 million, comprised principally of purchases of property and equipment.

Cash Flow from Financing Activities

         Net cash used in financing activities for fiscal 2000 was $13.9 million, as compared to net cash provided by financing activities of $5.7 million in 1999. The increase in cash used in financing activities is attributable to a smaller amount of proceeds from the issuance of our stock, combined with the reduction in the bank overdraft, repayment of borrowings and purchase of our stock. Stock purchases by employees decreased significantly for the year ended September 30, 2000 due to two items: (i) a reduced number of shares offered and (ii) employees not being able to purchase stock through our Profit Sharing Plan as was allowed in the previous year. Bank overdrafts decreased due to the improved cash flow from operations. The increase in repayment of borrowings is due to the payoff of the Company's mortgage note.

         Net cash provided by financing activities for fiscal 1999 was $5.7 million as compared to $1.7 million in fiscal 1998. The increase in the cash provided by financing activities is attributable to a net increase in bank borrowings of $2.6 million, combined with a net increase of $1.3 million in stock financing.

Capital Resources

         On June 30, 1999, we entered into a new revolving line of credit agreement. The new revolving line of credit increased the availability of funds from $12 million to $37 million. The expiration of the new revolving line of credit is June 30, 2002. The interest rate on the revolving line of credit ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt average ratio is less than 2.5 (7.118%, 5.87% and 6.125%) at September 30, 2000, 1999 and 1998, respectively). The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 and 3.0. As of September 30, 2000, we had $7.8 million outstanding under the revolving line of credit which accrued interest at an effective rate of 7.115% for the fiscal year ended September 30, 2000. By comparison, on September 30, 1999, we had $7.7 million outstanding under the revolving line of credit which accrued interest at an effective rate of 5.87% for the year ended September 30, 1999.

         On June 30, 1999, we also consolidated our term loans. The new term loan matures on July 31, 2002, and principal is amortized in annual installments of $2.0 million. Interest on the term loan is either LIBOR plus 75 basis points or prime minus 100 basis points. As of September 30, 2000, we had $4.0 million outstanding under the term loan, a $2.0 million decrease from September 30, 1999. For the fiscal year ended September 30, 2000, the effective interest rate on the term loan was 7.3675 as compared to 6.113% for the year ended September 30, 1999. The revolving line of credit and term loan are collateralized by substantially all of our assets.

         Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income.

         Our capital expenditures are generally for purchases of property and equipment. We spent $15.8 million, $7.0 million and $6.7 million on such expenditures in fiscal years 2000, 1999 and 1998, respectively. The increase in capital expenditures in fiscal years 2000 and 1999 was a result of increased leasehold improvements and information technology purchases and construction costs for the new Orlando office building.

         We believe that our existing financial resources, together with our cash flow from operations and availability under our revolving line of credit, will provide sufficient capital to fund our operations for fiscal 2000.

Inflation

         The rate of inflation has not had a material impact on our operations. Moreover, if inflation remains at its recent levels, it is not expected to have a material impact on our operations for the foreseeable future.

Significant Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. We believe that the effect of SFAS No. 133 is immaterial on our operations and financial position.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have adopted SAB 101 for each period presented in the accompanying statement of operations. There are no significant adjustments posted as a result of the adoption of SAB 101.

                    Quantitative and Qualitative Disclosures
                                about Market Risk

         We believe that our exposure to market risks is minimal. We do not hold market-risk sensitive instruments for trading purposes. We do not employ any derivative financial instruments, other financial instruments or derivative commodity instruments to hedge any market risk, and we do not currently plan to employ them in the near future. The interest rate on our revolving line of credit and term loan ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5 (7.118%, 5.87% and 6.125% at September 30, 2000, 1999 and 1998, respectively). The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The Company mitigates interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit or term loan. As of September 30, 2000, the fair value of the debt is consistent with the outstanding principal balance.

         Because the interest rates under our revolving line of credit and term loan are variable, to the extent that we have borrowings outstanding, there may be market risk relating to the amount of such borrowings, however, our exposure is minimal due to the short-term nature of these borrowings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Report of Independent Certified Public Accountants

To the Board of Directors and
Stockholders of The PBSJ Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of The PBSJ Corporation and subsidiaries (the "Company") at September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
December 1, 2000
Miami, Florida

                              THE PBSJ CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                              Years ended September 30,

Assets                                            2000          1999
                                               ---------     ---------
Current Assets:
  Cash and cash equivalents                    $     173     $      --
  Marketable securities                              451         3,904
  Accounts receivable, net                        38,688        37,608
  Unbilled fees, net                              27,805        25,355
  Other current assets                             3,063         1,553
                                               ---------     ---------
Total current assets                              70,180        68,420

Property and equipment, net                       29,029        21,203
Cash surrender value of life insurance             5,116         4,856
Deferred income taxes                              7,958         2,476
Other assets                                       8,023         6,880
                                               ---------     ---------
Total assets                                   $ 120,306     $ 103,835
                                               =========     =========
Liabilities and Stockholder's Equity

Current Liabilities:
  Accounts payable and accrued expenses           24,603         9,009
  Current portion of long term debt                2,422         4,594
  Accrued vacation                                 4,563         3,695
  Deferred income taxes                           18,185        15,578
  Bank overdrafts                                  1,655         3,823
                                               ---------     ---------
Total current liabilities                         51,428        36,699

Long term debt                                    10,800        13,337
Deferred compensation                              5,915         5,090
Other liabilities                                  2,965         3,439
                                               ---------     ---------
Total liabilities                                 71,108        58,565
                                               ---------     ---------
Stockholders' Equity:
  Redeemable common stock, par value
     $0.0033, 3,000,000 shares authorized,
     1,895,950 and 2,073,361 shares issued
     and outstanding at September 30, 2000
     and 1999, respectively. Redeemable
     common stock had a redemption value of
     $74,132 and $70,702 at September 30,
     2000 and 1999, respectively                       6             7
  Additional paid in capital                       1,176         8,145
  Retained earnings                               48,971        38,481
  Accumulated other comprehensive income              36          (421)
  Unearned compensation                             (991)         (942)
                                               ---------     ---------
Total stockholders' equity                        49,198        45,270
                                               ---------     ---------
Total liabilities and stockholders' equity     $ 120,306     $ 103,835
                                               =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              THE PBSJ CORPORATION
                           CONSOLIDATED STATEMENTS OF
                                   OPERATIONS
                        (in thousands, except share data)

                                                   Years ended September 30,
STATEMENT OF OPERATIONS DATA:                 2000            1999            1998
                                           -----------     -----------     -----------
Earned revenue:
  Engineering fees                         $   262,525     $   241,417     $   223,381
  Direct expenses                               65,695          60,780          56,248
                                           -----------     -----------     -----------
Net earned revenue                             196,830         180,637         167,133
                                           -----------     -----------     -----------
Costs and expenses:
  Direct salaries                               73,093          66,291          61,538
  General and administrative expenses          110,655         105,346          97,811
                                           -----------     -----------     -----------
Total costs and expenses                       183,748         171,637         159,349

Operating income                                13,082           9,000           7,784
                                           -----------     -----------     -----------
Other income (expenses):
  Interest expense                              (1,173)         (1,162)         (1,227)
  Other, net                                      (830)          1,108             867
                                           -----------     -----------     -----------
Total other expenses                            (2,003)            (54)           (360)

Income before income taxes                      11,079           8,946           7,424

  Provision for income taxes                       589           3,500           2,950
                                           -----------     -----------     -----------
Net income                                 $    10,490     $     5,446     $     4,474
                                           ===========     ===========     ===========
Redeemable common stock per share data:
Basic and diluted earnings per share       $      5.62     $      2.87     $      2.40
                                           ===========     ===========     ===========
Weighted average shares of
redeemable common stock outstanding          1,867,331       1,896,533       1,861,022
                                           ===========     ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              THE PBSJ CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                     (in thousands, except per share data)

                                   Redeemable Common Stock      Additional
                                  -------------------------      Paid-in        Retained
                                     Shares        Amount        Capital        Earnings
                                  ----------     ----------     ----------     ----------
Balance at September 30, 1997      1,936,425     $        7     $    3,712     $   28,561

Comprehensive income:
  Net income                                                                        4,474

Total comprehensive income

Sale of stock                        143,836                         4,056
Purchase of stock                    (90,889)                       (2,561)
Note payments
Issuance of restricted stock
  net of amortization and
  cancellations                        3,975                           103
                                  ----------     ----------     ----------     ----------
Balance at September 30, 1998      1,993,347     $        7     $    5,310     $   33,035

Comprehensive income:
  Net income                                                                        5,446
  Unrealized loss on investments
  (net of tax of $198)

Total comprehensive income

Sale of stock                        239,329              1          8,150
Purchase of stock                   (156,268)            (1)        (5,317)
Issuance of restricted stock
  net of amortization and
  cancellations                       (3,047)                            2
                                  ----------     ----------     ----------     ----------
Balance at September 30, 1999      2,073,361     $        7     $    8,145     $   38,481

Comprehensive income:
  Net income                                                                       10,490
  Unrealized gain on investments
  (net of tax of $291)

Total comprehensive income

Sale of stock                         22,045              1            861
Purchase of stock                   (204,422)            (2)        (7,920)
Issuance of restricted stock
  net of amortization and
  cancellations                        4,966             --             90             --
                                  ----------     ----------     ----------     ----------
Balance at September 30, 2000      1,895,950     $        6     $    1,176     $   48,971
                                  ----------     ----------     ----------     ----------
                                    Accumulated     Note                          Total
                                       Other      Receivable                    Redeemable
                                   Comprehensive    from           Unearned    Stockholders'
                                   Income (Loss) Shareholders    Compensation     Equity
                                    ----------    ----------       ---------     ---------
Balance at September 30, 1997       $      331    $       --       $  (1,103)    $  31,508

Comprehensive income:
  Net income                                                                         4,474
                                                                                 ---------
Total comprehensive income                                                           4,474

Sale of stock                                         (4,056)                           --
Purchase of stock                                                                   (2,561)
Note payments                                          4,056                         4,056
Issuance of restricted stock
  net of amortization and
  cancellations                                                           33           136
                                    ----------    ----------       ---------     ---------
Balance at September 30, 1998       $      331    $       --       $  (1,070)    $  37,613

Comprehensive income:
  Net income                                                                         5,446
  Unrealized loss on investments
  (net of tax of $198)                    (752)                                       (752)
                                                                                 ---------
Total comprehensive income                                                           4,694

Sale of stock                                                                        8,151
Purchase of stock                                                                   (5,318)
Issuance of restricted stock
  net of amortization and
  cancellations                                                          128           130
                                    ----------    ----------       ---------     ---------
Balance at September 30, 1999       $     (421)   $       --       $    (942)    $  45,270

Comprehensive income:
  Net income                                                                        10,490
  Unrealized gain on investments
  (net of tax of $291)                     457                                         457
                                                                                 ---------
Total comprehensive income                                                          10,947

Sale of stock                                                                         862
Purchase of stock                                                                  (7,922)
Issuance of restricted stock
  net of amortization and
  cancellations                             --                           (49)          41
                                    ----------    ----------       ---------     ---------
Balance at September 30, 2000       $       36    $       --       $    (991)    $  49,198
                                    ----------    ----------       ---------     ---------

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                 NOTE: All common stock is considered redeemable

                              THE PBSJ CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH
                                      FLOWS
                      (in thousands, except per share data)

                                                               Years ended September 30,

                                                           2000          1999          1998
                                                         ---------     ---------     ---------
Cash flow from operating activities:
Net income                                               $  10,490     $   5,446     $   4,474
  Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
Realized loss (gain) on sale of investments                    981          (620)           --
Non-cash special charges                                        57           131           135
Depreciation and amortization                                7,916         6,113         5,330
Provision for bad debt and unbillable amounts                  294         1,899         1,579
Provision for deferred income taxes                         (2,875)          880         2,743
Provision for deferred compensation                            825            33           557
Net investment in life insurance policies                     (260)         (279)         (446)
Change in operating assets and liabilities, net of
  acquisitions:
     (Increase) in accounts receivable                      (1,374)       (5,617)       (4,174)
     (Increase) in unbilled fees                            (2,450)       (4,292)       (3,686)
     (Increase) decrease in other current assets            (1,510)           65            22
     (Increase) decrease in other assets                    (1,143)        1,217          (309)
     Increase (decrease) in accounts payable and
     accrued expenses                                       15,594        (5,375)         (427)
     Increase in accrued vacation                              868           635           653
     (Decrease) increase in other liabilities                 (474)         (758)          (80)
                                                         ---------     ---------     ---------
     Net cash provided by (used in) operating
        activities                                          26,939          (522)        6,371
                                                         ---------     ---------     ---------
Cash flows from investing activities:
     Purchases of marketable securities                         --        (1,968)           --
     Proceeds from sale of marketable securities             2,940         1,636            --
     Acquisitions, net of cash acquired                         --            --        (1,285)
     Sale of property and equipment                             --           350            --
     Purchase of property and equipment                    (15,769)       (7,025)       (6,748)
                                                         ---------     ---------     ---------
     Net cash used in investing activities                 (12,829)       (7,007)       (8,033)
                                                         ---------     ---------     ---------
Cash flows from financing activities:
     (Decrease) increase in bank overdraft                  (2,168)        3,823            --
     Borrowings under line of credit                       102,348        92,975        69,153
     Principal payments under line of credit              (102,310)      (93,345)      (65,160)
     Principal payments under notes and mortgage
     payable                                                (4,747)         (614)       (3,793)
     Proceeds from sale of common stock                        862         8,151         4,056
     Purchase of common stock                               (7,922)       (5,318)       (2,561)
                                                         ---------     ---------     ---------
     Net cash (used in) provided by financing
        activities:                                        (13,937)        5,672         1,695
                                                         ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents           173        (1,857)           33

Cash and cash equivalents at beginning of year                  --         1,857         1,824
                                                         ---------     ---------     ---------
Cash and cash equivalents at end of year                 $     173     $      --     $   1,857
                                                         =========     =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS (in thousands, except for share data)

1.       Organization and Summary of Significant Accounting Policies:

         Organization and Principles of Consolidation

         The consolidated financial statements include the accounts of The PBSJ Corporation and its wholly- owned subsidiaries, Post, Buckley, Schuh & Jernigan, Inc., a Florida corporation ("PBS&J"), PBS&J Construction Services, Inc., Post, Buckley International, Inc., Post Buckley de Mexico, S.A. de C.V., Seminole Development Corporation and HOH Associates, Inc. (collectively the "Company"). All material intercompany transactions and accounts have been eliminated in the accompanying consolidated financial statements.

         During fiscal 1999, PBS&J became the successor to Post, Buckley, Schuh & Jernigan, Inc., a Texas corporation, Post, Buckley, Schuh & Jernigan, Inc., a California corporation, Post, Buckley, Schuh & Jernigan, Inc., a Nevada corporation, Post, Buckley, Schuh & Jernigan, Inc. of Arizona, Coastal Environmental Services, Inc., Espey, Huston & Associates, Inc., Survey Resources, Inc., and Kercheval and Associates, Inc. (collectively "Related Entities") through the merger of PBS&J and the Related Entities of the Company. The acquisition of the Related Entities has been accounted for in a manner similar to a pooling of interests since it was acquired from companies under common control. There was no consideration given by PBS&J for the acquisition of these Related Entities. The merger does not have an effect on the accompanying financial statements.

         Revenue Recognition

         In the course of providing its services, the Company routinely incurs direct expenses such as subcontracts for services. In addition, the Company also includes pass-through costs on cost plus contracts which are customer-reimbursable materials, equipment and subcontractor costs when the Company determines that it is responsible for engineering specification, procurement and management of such cost components on behalf of the customer. These direct expenses are principally passed through to the Company's clients with minimal or no mark-up and, in accordance with industry practice, are included in the Company's gross revenues. Accordingly, the Company also reports net earned revenue, which is gross revenue less direct expenses. For cost-plus and time and material contracts, the Company reports fees earned based on actual labor multiplied by contractual rates or multipliers. For fixed price contracts, the Company reports fees earned on the percentage of completion basis which includes revenue on the basis of costs incurred to date as a percentage of the total estimated costs.

         Anticipated losses are recognized in total in the period in which they became determinable. Accounts receivable is presented net of an allowance for doubtful accounts of $2,296 and $4,952 at September 30, 2000 and 1999, respectively. Unbilled fees are presented net of an allowance for estimated unbillable amounts of $611 at September 30, 2000 and 1999.

         Capital Structure

         The Company has authorized 3,000,000 shares of common stock (par value $.0033).

         The by-laws of the Company require the Company to redeem, at fair market value, common stock held by shareholders who terminate employment with the Company. As of September 30, 2000 and 1999, there is no outstanding redeemable common stock relating to employees no longer employed by the Company. The redemption value of all outstanding shares is as follows: September 30, 2000 - $74,132 and September 30, 1999 - $70,702.

         Cash and Cash Equivalents

         Cash equivalents consist of all highly liquid investments with an original maturity of three months or less from their dates of purchase. Cash equivalents consist primarily of money market accounts.

         Income Taxes

         The Company uses the liability method of accounting for income taxes. The liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities. Such differences relate, primarily, to the Company's use of the accrual method of accounting for financial reporting purposes, and the cash method of accounting for tax purposes.

         Basic and Diluted Earnings Per Share

         Basic net income attributable to common stockholders per share has been computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income attributable to common stockholders per share reflects the potential dilution that could occur assuming the inclusion of dilutive potential common shares and has been computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares include all outstanding restricted stock awards after applying the treasury stock method. The restricted stock does not have a material impact on the diluted earnings per share calculation.

         Marketable Securities

         Marketable securities consist of equity securities and mutual funds that are considered available-for-sale and are recorded at fair value. Changes in unrealized gains and losses for available-for-sale securities are charged or credited as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings. Investment security transactions are recorded on a trade date basis. The cost basis of investments sold is determined by the specific identification method

         Fair Value of Financial Instruments

         The fair value of the Company's cash, accounts receivables, unbilled fees and trade accounts payable approximates book value due to the short-term maturities of these instruments. The carrying amount of marketable securities is based on quoted market prices at the reporting date for those investments and approximates fair value. The fair value of the Company's debt approximates the carrying value which was based on similar stated rates, terms and maturities of existing debt as compared to current market conditions.

         Goodwill

         Goodwill represents the difference between the purchase price and the fair value of the net assets of acquired businesses, and is being amortized on a weighted-average basis over 10 to 20 years. A change in accounting estimate was made effective October 1, 1999, to change the maximum useful life of goodwill from 40 years to 20 years. The increase in amortization expense due to this change was $425 for the year ended September 30, 2000. Amortization expense relating to goodwill amounted to $656, $201, $195 for the years ended September 30, 2000, 1999 and 1998, respectively. The Company evaluates the realizability of goodwill based upon undiscounted forecasted operating earnings over the remaining amortization period for each investment having a significant goodwill balance. If an impairment in the value of the goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of the goodwill based upon the estimated fair value of the investment. Management believes that no impairment of goodwill exists at September 30, 2000.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the allowance for doubtful accounts, unbilled fees, and reserve for litigation. Actual results could differ from those estimates.

         Stock Based Compensation

         Non-vested, restricted stock awarded to certain employees is measured at the estimated fair value of the stock at the grant date.

         Property and Equipment

         Property and equipment are stated at cost. Major renewals and improvements are capitalized, while repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

         Leasehold improvements are amortized over the shorter of the terms of the leases or their estimated useful lives. Cost and accumulated depreciation of property and equipment retired or sold are eliminated from the accounts at the time of retirement or sale and the resulting gain or loss is recorded in income.

         Concentrations of Credit Risk

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, accounts receivable and unbilled fees. The Company places its cash with high credit quality financial institutions. At times, such amounts may be in excess of the FDIC insurance limits.

         Work performed for governmental entities accounted for approximately 69%, 66% and 66% of engineering fees for the years ended September 30, 2000, 1999 and 1998. For the years ended September 30, 2000, 1999 and 1998, approximately 17%, 15% and 17%, respectively, of net earned revenue was derived from various districts of the Florida Department of Transportation (FDOT) under numerous contracts. While the loss of any individual contract would not have a material adverse effect on our results of operations and would not adversely impact the Company's ability to continue work under other contracts with the FDOT, the loss of all the FDOT contracts could have a material adverse effect on results of operations. Ongoing credit evaluations of customers are performed and generally no collateral is required. The Company provides an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Actual losses have historically been within management's expectations and estimates.

         Comprehensive Income

         In 1999, the Company implemented Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income, such as unrealized holding gains and losses on investments, by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The entire accumulated other comprehensive income consisted of unrealized holding gains and losses on investments as of September 30, 2000, 1999 and 1998. The components of the unrealized gain on investments was as follows for the years ended September 30, 2000, 1999 and 1998:
                                                            September 30
                                                     --------------------------
Unrealized gain on investments:                       2000      1999      1998
                                                     ------    ------    ------
     Holding loss arising during period, net of tax   ($524)    ($132)   $   --

     Reclassification adjustment, net of tax            981       620        --
                                                     ------    ------    ------
     Net (loss) gain recognized in other
     comprehensive income, net of tax                $  457     ($752)   $   --
                                                     ======    ======    ======

         Recent Accounting Pronouncements

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company believes that the effect of SFAS No. 133 is immaterial on the operations and financial position of the Company.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has adopted SAB101 for each period presented in the accompanying statement of operations. There are no significant adjustments posted as a result of the adoption of SAB101.

2.       Marketable Securities:

         At September 30, 2000 and 1999, the Company held investments in marketable securities classified as available-for-sale which consisted of mutual funds and equity securities. Available-for-sale securities at September 30, 2000 and 1999 consisted of the following:

                                          Fair    Unrealized
                                Cost     Value   (Loss) / Gain
                               ------    ------      ------
         September 30, 2000
              Mutual funds     $  281    $  410      $  129
              Common stock         41        41           0
                               ------    ------      ------
              Total            $  322    $  451      $  129
                               ======    ======      ======
         September 30, 1999
              Mutual funds     $3,905    $3,560      $ (345)
              Common stock        618       344        (274)
                               ------    ------      ------
              Total            $4,523    $3,904      $ (619)
                               ======    ======      ======

3.       Property and Equipment:

         Property and equipment consisted of the following:

                                                                   September 30,
                                                Estimated     ---------------------
                                              Useful Lives      2000        1999
                                            ----------------  ---------   ---------
    Land                                              -       $   2,226   $     596
    Building and building improvements      10 to 31.5 years     11,117       4,633
    Furniture and equipment                 5 to 7 years         34,029      32,969
    Computer equipment under capital lease  3 years               1,786       1,786
    Vehicles                                3 years               3,113       3,042
    Leasehold improvements                  10 years              6,173       5,574
                                                              ---------   ---------
                                                                 58,444      48,600

Less accumulated depreciation and amortization                  (29,415)    (27,397)
                                                              ---------   ---------
                                                              $  29,029   $  21,203
                                                              =========   =========

         Depreciation and amortization expense relating to property and equipment amounted to $7,916, $5,908 and $5,131 for the years ended September 30, 2000, 1999 and 1998, respectively. Building and building improvements includes $6,484 of construction in progress for the new Orlando office building which will be occupied beginning December of 2000. Included in the $6,484 of construction in progress is approximately $197 in capitalized interest. Accumulated depreciation related to the computer equipment amounted to $893 and $310 at September 30, 2000 and 1999, respectively.

4.       Acquisition:

         On December 1, 1997, the Company acquired all of the outstanding stock of Kercheval and Associates, Inc. (a California corporation) for $1,324.

         The acquisition was accounted for using the purchase method of accounting, and the results of operations have been included since the date of acquisition. The Company has recorded goodwill in the amount of $65 related to Kercheval, which is the cost in excess of fair value of net assets acquired in this purchase transaction.

5.   Income Taxes:

         Provisions for income taxes consisted of the following:

                                   Years Ended September 30,
                                 -----------------------------
                                  2000       1999       1998
                                 -------    -------    -------
         Current                 $ 3,464    $    --    $   207
         Deferred                 (2,875)     3,500      2,743
                                 -------    -------    -------
                                 $   589    $ 3,500    $ 2,950
                                 =======    =======    =======

         Included in the 2000, 1999 and 1998 provisions for income taxes are deferred state taxes of $261, $581 and $454, respectively. The current portions of state taxes was $838, $0 and $0 for the years ended September 30, 2000, 1999 and 1998, respectively. A reconciliation of the income tax provision to taxes computed at the U.S. federal statutory rate is as follows:

                                                    2000      1999     1998
                                                   -------   -------  -------
         U.S. Statutory Rate                          35.0%     35.0%    35.0%
         Federal Tax Credits                         (35.5)      0.0      0.0
         State Taxes, net of Federal Tax Benefit       3.9       3.9      3.9
         Nondeductible Expenses                        3.9       0.2      0.9
         Other                                        (2.0)      0.0      0.0
                                                   -------   -------  -------
         Effective tax rate                            5.3%     39.1%    39.8%
                                                   =======   =======  =======

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consisted of the following:

                                                           September 30,
                                                       ---------------------
                                                         2000         1999
                                                       --------     --------
         Deferred tax liabilities:
              Accounts receivable                      $ 14,435     $ 14,665
              Unbilled fees                              10,816        8,316
              Depreciation                                1,381          836
              Other                                       1,192          841
                                                       --------     --------
              Gross deferred tax liabilities             27,824       24,658
                                                       --------     --------

         Deferred tax assets:
              Accounts payable and accrued expenses      (7,670)      (5,538)
              Net operating loss carryforwards               --       (1,806)
              Compensation                                 (588)        (900)
                 Federal tax credit carryforwards        (5,885)          --
              Deferred credits                           (2,301)      (2,120)
              Other liabilities                          (1,153)      (1,192)
                                                       --------     --------
              Gross deferred tax assets                 (17,597)     (11,556)
                                                       --------     --------
              Net deferred tax liabilities             $ 10,227     $ 13,102
                                                       ========     ========

6.       Deferred Compensation Plans:

         The Company maintains deferred compensation/consulting plans which cover certain present key officers and employees and provides for payments upon retirement, death, or disability. The contracts fixed a minimum level for retirement benefits to be paid to participants based on age at retirement with the Company. The deferred compensation plans are funded through life insurance and are being provided for currently. Total annual cash surrender value increase for the years ended September 30, 2000, 1999 and 1998 for the plans amounted to $260, $279 and $446, respectively. Total compensation expense, included in general and administrative expenses, related to the plans amounted to $959, $566 and $557 in fiscal years 2000, 1999 and 1998, respectively.

7.       Employee Benefit Plan:

         The Company has a qualified contributory profit-sharing and employee stock ownership plan (the "Plan") providing benefits for all eligible employees. During 1999, the Plan was amended to include an employer matching contribution up to 3% of the participants' eligible compensation. Prior to 1999, the Plan included an employer matching contribution, equal to 1% of the participants' eligible compensation. The Company's matching contribution was $2,377, $1,831 and $909 for the years ended September 30, 2000, 1999 and 1998, respectively. In addition, the Company accrued an additional $700, $400 and $1,631 at September 30, 2000, 1999 and 1998, respectively, as discretionary contributions to the profit sharing plan.

8.       Restricted Stock:

         Restricted stock is offered to existing employees, which are subject to restrictions on transfer, and risk of forfeiture until earned by continued employment. The restricted stock is subject to total forfeiture if the employee ceases to be employed prior to the maturity date of the restricted stock, except in certain limited circumstances described in the individual restricted stock award agreement. During the restriction period, holders have the rights of shareholders, including the right to vote, but cannot transfer ownership. Restricted stock is recorded at fair value on the date of issuance. The stock vests over the service period, which is usually 5 years. The issuance of restricted stock gives rise to unearned compensation that is amortized over the vesting period. Through September 30, 2000 and 1999, 96,433 and 95,283 shares of restricted stock have been issued, of which 17,593 and 7,227 shares had vested or had been canceled. Unearned compensation is shown as a reduction of stockholders' equity in the accompanying financial statements. The total amount of compensation expense recognized under these agreements during 2000, 1999 and 1998 was $181, $280 and $183, respectively.

9.       Long Term Debt:

                                                               September 30,
                                                             2000       1999
                                                            -------    -------
         Line of credit unused availability of $29,242,
            and $29,113 at September 30, 2000 and 1999,
            respectively                                    $ 7,758    $ 7,720

         Term loan due in annual installments of $2,000
            through July 31, 2002. Interest at LIBOR
            plus 75 basis points or prime minus 50 basis
            points (7.3675% and 6.1125% at September 30,
            2000 and 1999, respectively)                      4,000      6,000

         Mortgage note payable due in monthly installments
             of $36, including interest at 6.87%,
             collateralized by real property, unpaid
             principal due May 31, 2000                          --      2,044

         Notes payable to current and former stockholders
            due in monthly and quarterly installments with
            interest of 7.25% through 2002                      137        527

         Capital lease of equipment, interest accrues
            at 8.3%, collateralized by certain equipment,
            due in monthly payments of principal and
            interest of $36                                   1,327      1,640
                                                            -------    -------
                                                             13,222     17,931
         Less current portion                                 2,422      4,594
                                                            -------    -------
                                                            $10,800    $13,337
                                                            =======    =======

         Scheduled maturities are as follows:

         2001 - $2,422; 2002 - $10,197; 2003 - $406; and 2004 - 197.

         On June 30, 1999, the Company entered into a new line of credit agreement with a bank. The line of credit replaced a line of credit with two other banks and increased the availability of funds from $12 million to $37 million. The expiration date on the new line of credit is June 30, 2002. The interest rate ranges from LIBOR plus 50 basis points to prime minus 125 basis points if the Company's funded debt coverage ratio is less than 2.5 (7.1175% and 5.87% at September 30, 2000 and 1999, respectively). The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if the Company's funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios.

         Additionally, on June 30, 1999, the Company consolidated the term loans with one bank. The line of credit and term loans are collateralized by substantially all the assets of the Company.

10.      Commitments and Contingencies:

         The Company is obligated under various noncancelable leases for office facilities, furniture and equipment. Certain leases contain renewal options, escalation clauses and certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties. As of September 30, 2000, the future minimum annual rental commitments under operating and capital leases are as follows:

                                                  Capitalized    Operating
         Year ending September 30                    Leases        Leases
         ------------------------                   --------      --------
         2001                                       $    438      $  8,642
         2002                                            438         6,489
         2003                                            438         4,591
         2004                                            218         1,666
         2005                                              -           800
                                                    --------      --------
         Total minimum lease payments                  1,532      $ 22,188
                                                                  ========
         Less: amount representing interest              205
                                                    --------
         Present value of minimum lease payments    $ 1,327
                                                    ========

         Total rent expense included in general and administrative expenses was $10,668, $8,903 and $8,089 for fiscal years ended 2000, 1999 and 1998, respectively.

         The Company is involved in legal actions arising in the ordinary course of business. The Company maintains a full range of insurance coverage, including worker's compensation, general and professional liability (including pollution liability) and property coverage. The Company insurance policies may offset the amount of loss exposure from legal actions.

         As of September 30, 2000, there were approximately 15 cases pending against the Company, where plaintiffs allege damages resulting from the Company's engineering services. The plaintiffs' allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract.

         As of September 30, 2000, the Company had a reserve of approximately $3.0 million for all potential and existing liabilities that, in management's opinion, are probable. The Company expects to pay these liabilities over the next one to three years. Management is of the opinion that the liabilities ultimately resulting from such existing and other pending proceedings, lawsuits and claims should not materially affect the Company's financial position, results of operations or cash flows.

11.      Supplemental Cash Flow Information:

                                                 Years ended September 30,
                                                2000       1999       1998
                                               -------    -------    -------
         Cash paid during the year for:

             Interest                          $ 1,092    $ 1,115    $ 1,366
             Income taxes                          929         33      2,170
         Non-cash investing activities:
             Computer equipment acquired
                through capital leases              --      1,786         --
             Investments received in the
                sale of fixed assets                --        618         --

         Details of acquisition:
             Fair value of assets acquired     $    --    $    --    $ 4,121
             Goodwill                               --         --         65
             Liabilities assumed                    --         --     (2,862)
                                               -------    -------    -------
             Cash paid                              --         --      1,324
             Less: cash acquired                    --         --        (39)
                                               -------    -------    -------
             Net cash paid for acquisitions    $    --    $    --    $ 1,285
                                               =======    =======    =======

12.      Segment Reporting

         Financial information relating to the Company's operations by service is as follows:

Year Ended September 30, 2000
                                          Transportation        Construction           Civil       Environmental            Total
Engineering fees                                $106,580             $34,162         $69,026             $52,757         $262,525
Net earned revenue                                77,183              24,257          53,620              41,770          196,830
Operating income                                   8,551               3,507           (894)               1,918           13,082
Depreciation and amortization                      3,214               1,030           2,081               1,591            7,916
Total assets                                      48,842              15,655          31,632              24,177          120,306
Capital expenditures                               6,402               2,052           4,146               3,169           15,769
Year Ended September 30, 1999
                                          Transportation        Construction           Civil       Environmental            Total
Engineering fees                                 $87,464             $27,339         $65,336             $61,278         $241,417
Net earned revenue                                65,100              17,772          51,496              46,269          180,637
Operating income                                   3,316                 989           2,683               2,012            9,000
Depreciation and amortization                      2,262                 672           1,834               1,345            6,113
Total assets                                      38,263              11,411          30,953              23,208          103,835
Capital expenditures                               2,589                 772           2,094               1,570            7,025
Year Ended September 30, 1998
                                          Transportation        Construction           Civil       Environmental            Total
Engineering fees                                 $82,651             $26,806         $62,547             $51,377         $223,381
Net earned revenue                                61,839              20,056          46,797              38,441          167,133
Operating income                                   3,357               1,139           1,677               1,611            7,784
Depreciation and amortization                      2,299                 780           1,148               1,103            5,330
Total assets                                      41,588              14,107          20,770              19,960           96,425
Capital expenditures                               2,910                 987           1,453               1,398            6,748

         Prior to fiscal 2000, general and administrative costs were allocated based on each segment's direct costs, as a percentage of total direct costs. Beginning with fiscal 2000, each segment's general and administrative costs are a combination of its' actual relative direct expenses and an allocation of corporate expenses based on the same percentage noted above. As a result, the operating income for each segment represented the segment's actual expenses plus an allocation of corporate overhead. The effect of this charge on operating income at September 30, 2000 was as follows:

         Operating Income Under Old Method of General and Administrative Expense
         Allocation:

         Transportation      Construction           Civil        Environmental
         --------------      ------------           -----        -------------
             $5,311            $1,702              $3,440           $2,629

13.      Allowance for Doubtful Accounts and Estimatable Unbillable Amounts

         The activity in the allowance for doubtful and estimatable unbillable amounts were as follows:

                                                                    ADDITIONS
                                                       BALANCE AT   CHARGED TO
                                                      BEGINNING OF  COSTS AND                   BALANCE AT
              DESCRIPTION                                 YEAR       EXPENSES     DEDUCTIONS    END OF YEAR
              -----------                                 ----       --------     ----------    -----------
YEAR ENDED SEPTEMBER 30, 2000
     Allowance for doubtful accounts                     $ 4,952      $   294       $(2,950)      $ 2,296
     Allowance for estimatable unbillable amounts            611            0             0           611
                                                         -------      -------       -------       -------
                                                         $ 5,563          294       $(2,950)      $ 2,907
                                                         =======      =======       =======       =======
YEAR ENDED SEPTEMBER 30, 1999
     Allowance for doubtful accounts                     $ 4,954      $ 1,262       $(1,264)      $ 4,952
     Allowance for estimatable unbillable amounts            295          637          (321)          611
                                                         -------      -------       -------       -------
                                                         $ 5,249      $ 1,899       $(1,585)      $ 5,563
                                                         =======      =======       =======       =======
YEAR ENDED SEPTEMBER 30, 1998
     Allowance for doubtful accounts                     $ 4,128      $ 1,579       $  (753)      $ 4,954
     Allowance for estimatable unbillable amounts            295            0            (0)          295
                                                         -------      -------       -------       -------
                                                         $ 4,423      $ 1,579       $  (753)      $ 5,249
                                                         =======      =======       =======       =======

14.      Quarterly Financial Data (Unaudited)

                                                          2000                                        1999
                                        ------------------------------------------------------------------------------------
                                          9/30       6/30       3/31      12/31       9/30       6/30       3/31      12/31
                                        -------    -------    -------    -------    -------    -------    -------    -------
                                                            (dollars in thousands, except per share data)
Operating Data:
Engineering fees                        $68,251    $68,122    $67,462    $58,690    $64,646    $59,814    $59,513    $57,444
Net earned revenues                      50,041     50,059     51,407     45,323     48,463     44,961     44,547     42,666
Net income                                4,486      2,101      2,560      1,343      1,410      1,214      1,657      1,165
Redeemable Common stock per
share data:
Basic and diluted earnings per share    $  2.40    $  1.13    $  1.37    $   .72    $   .75    $   .64    $   .87    $   .61

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference from the Proxy Statement for the 2001 Annual Meeting of Shareholders to be held January 20, 2001, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference from the Proxy Statement for the 2001 Annual Meeting of Shareholders to be held January 20, 2001, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference from the Proxy Statement for the 2001 Annual Meeting of Shareholders to be held January 20, 2001, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from the Proxy Statement for the 2001 Annual Meeting of Shareholders to be held January 20, 2001, a copy of which will be filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following is a list of financial information filed as a part of this Report:

                  (1) Consolidated Financial Statements - The following financial statements of PBSJ Corporation and its subsidiaries are contained in Item 8 of this Form 10-K:

                           1. Report of PricewaterhouseCoopers LLP, Independent Accountants.

                           2. Consolidated Balance Sheet at September 30, 2000 and 1999.

                           3. Consolidated Statement of Operations for each of the three years in the period ended September 30, 2000.

                           4. Consolidated Statement of Stockholders' Equity at September 30, 2000, 1999 and 1998.

                           5. Consolidated Statement of Cash Flows for each of the three years in the period ended September 30, 2000.

                           6.       Notes to Consolidated Financial Statements.

                  (2) Financial Statement Schedules - The financial statement schedule information is included as part of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

                  (3)      Exhibits including those incorporated by reference:


Exhibit
Number          Description
------          -----------

3.1   - Articles of Incorporation, as amended (*)
3.2   - Amended and Restated Bylaws (*)
4.1   - Form of Specimen Stock Certificate (*)
10.1  - The PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust (**)
10.2  - Supplemental Income Plan effective as of January 12, 1988 (*)
10.3 - Consulting/Supplemental Retirement/Death Benefits Agreement, dated November 6, 1987, between the Registrant and H. Michael Dye, as amended on October 16, 1989, March 1, 1993, February 6, 1995, May 19, 1998 and
        November 22, 1999 (*)
10.4 - Supplemental Retirement/Death Benefits Agreement, dated December 17, 1987, between the Registrant and Robert J. Paulsen (*)
10.5 - Supplemental Income Agreement, dated as of July 29, 1996, between the Registrant and Robert J. Paulsen (*)
10.6 - Employment/Retirement Benefits Agreement, dated February 15, 1999, between the Registrant and William W. Randolph (*)
10.7 - Supplemental Retirement/Death Benefits Agreement, dated December 17, 1987, between the Registrant and Richard A. Wickett, as amended on April 27, 1989, May 19, 1998 and November 22, 1999 (*)
10.8 - Supplemental Retirement/Death Benefits Agreement dated December 17, 1987, between the Registrant and John B. Zumwalt, III, as amended on May 19, 1998 and November 22, 1999 (*)
10.9  - Agreement, dated as of April 1, 1993, between the Registrant and John
        B. Zumwalt, III (*)
10.10 - Split Dollar Life Insurance Agreement dated February 1, 1999, by and between The Randolph Insurance Trust and the Registrant (*)
10.11 - Credit Agreement, dated as of June 28, 1996, by and among Nationsbank, N.A., Suntrust Bank, Miami, N.A., Post, Buckley, Schuh and Jernigan, Inc., The PBSJ Corporation, and the subsidiaries named therein, as amended on July 3, 1997 and June 30, 1999 (*)

Exhibit
Number          Description
------          -----------

10.12 - Lease Agreement, dated as of March 25, 1998, by and between Post, Buckley, Schuh & Jernigan, Inc. and Highwoods/Florida Holdings L.P. as successor in interest to Cypress-Tampa II L.P., as amended on May 26, 1998, December 26, 1998, November 29, 1999 and March 1, 2000 (*)
10.13 - Lease Agreement, dated as of November 23, 1999, by and between Post, Buckley, Schuh & Jernigan, Inc. and 1560 N. Orange Ltd. (*)
10.14 - The PBSJ Corporation Stock Ownership Plan (**)
21    - Subsidiaries (*)
27.1  - Financial Data Schedule - September 30, 2000 (***)

---------------
(*) Previously filed with the Registration Statement on Form 10 filed with the Commission on June 27, 2000.
(**) Previously filed with the Amended Registration Statement on Form 10-A filed with the Commission on September 26, 2000.
(***)    Filed herewith.

         (b)      Reports on Form 8-K:

                  None.

III. SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              The PBSJ Corporation


Date: December 15, 2000                       By: /s/ H. MICHAEL DYE
                                                 -------------------------------
                                                  H. Michael Dye
                                                  Chairman and Chief Executive
                                                  Officer
                                                  (Principal Executive Officer)


Date: December 15, 2000                       By: /s/ Richard A. Wickett
                                                 -------------------------------
                                                  Richard A. Wickett
                                                  Vice Chairman and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                POWER OF ATTORNEY

         The undersigned directors and officers of The PBSJ Corporation hereby constitute and appoint H. Michael Dye and Richard A. Wickett and each of them with full power to act without the other and with the power of substitution, our attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below this Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 15, 2000.

     Signature                         Capacity                       Date
------------------------   ---------------------------------   -----------------

/s/ H. Michael Dye         Chairman of the Board               December 15, 2000
------------------------   and Chief Executive Officer
H. Michael Dye             (Principal Executive Officer)

/s/ Richard A. Wickett     Vice Chairman of the Board,         December 15, 2000
------------------------   Vice President and
Richard A. Wickett         Chief Financial Officer

/s/ William W. Randolph    Vice President                      December 15, 2000
------------------------
William W. Randolph

/s/ John B. Zumwalt        President/Chief Operating Officer   December 15, 2000
------------------------
John B. Zumwalt

/s/ David A. Twiddy        Executive Vice President            December 15, 2000
------------------------
David A. Twiddy

/s/ Robert J. Paulsen      Senior Vice President/Secretary     December 15, 2000
------------------------
Robert J. Paulsen

                                 EXHIBIT INDEX

Exhibit
Number          Description
------          -----------

 27.1       Financial Data Schedule