Form 10-Q
period 2000-12-31
PBSJ CORP /FL/
filed 2001-02-14
CIK 1117414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended December 31, 2000

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the transition period from to _________

                          Commission File No. 000-30911


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


                                 (305) 592-7275
                                 --------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12(g) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

     As of January 31, 2001 there were 1,849,591 shares of Common Stock, $.0033 par value per share, outstanding.

                              THE PBSJ CORPORATION

                                    FORM 10-Q

                                DECEMBER 31, 2000

                                TABLE OF CONTENTS

Item
Number           CAPTION                                                   PAGE



PART I: FINANCIAL INFORMATION


Item 1. Financial Statements                                                 3


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            9


Item 3. Quantitative and Qualitative Disclosures about Market Risk           17


PART II: OTHER INFORMATION


Item 1. Legal Proceedings                                                    17


Item 2. Changes in Securities                                                17


Item 3. Defaults Upon Senior Securities                                      18


Item 4. Submission of Matters to a Vote of Security Holders                  18


Item 5. Other Information                                                    18


Item 6. Exhibits and Reports on Form 8-K                                     18



SIGNATURES                                                                   19

PART I

Item 1. Financial Statements

                                                                           THE PBSJ CORPORATION
                                                                       CONSOLIDATED BALANCE SHEETS
                                                                    (in thousands, except share data)

Assets                                                            December 31, 2000     September 30, 2000
                                                                  ------------------    ------------------
Current Assets:                                                     (Unaudited)
  Cash and cash equivalents                                         $          26         $         173
  Marketable securities                                                       451                   451
  Accounts receivable, net                                                 37,290                38,688
  Unbilled fees, net                                                       27,217                27,805
  Other current assets                                                      2,305                 3,063
                                                                    -------------         -------------
Total current assets                                                       67,289                70,180

Property and equipment, net                                                30,740                29,029
Cash surrender value of life insurance                                      5,249                 5,116
Deferred income taxes                                                       7,958                 7,958
Other assets                                                                8,544                 8,023
                                                                    -------------         -------------
Total assets                                                        $     119,780         $     120,306
                                                                    =============         =============

Liabilities and Stockholder's Equity
------------------------------------
Current Liabilities:
  Accounts payable and accrued expenses                                    17,149                24,603
  Current portion of long term debt                                         2,432                 2,422
  Accrued vacation                                                          4,271                 4,563
  Deferred income taxes                                                    18,185                18,185
  Bank overdrafts                                                           1,341                 1,655
                                                                    -------------         -------------

Total current liabilities                                                  43,378                51,428

Long term debt                                                             18,502                10,800
Deferred compensation                                                       5,901                 5,915
Other liabilities                                                           3,289                 2,965
                                                                    -------------         -------------

Total liabilities                                                          71,070                71,108
                                                                    -------------         -------------
Stockholders' Equity:
  Redeemable  common stock, par value $0.0033, 3,000,000
    and shares authorized, 1,859,914 and 1,895,950 shares issued outstanding at December 31, 2000 and September 30,
    2000, respectively. Redeemable common stock had a                           6                     6
    redemption value of $99,691 and $74,132 at December
    31, 2000 and September 30, 2000, respectively
  Additional paid in capital                                                   --                 1,176
  Retained earnings                                                        49,608                48,971
  Accumulated other comprehensive income                                       36                    36
  Unearned compensation                                                      (940)                 (991)
                                                                    -------------         -------------

Total stockholders equity                                                  48,710                49,198
                                                                    -------------         -------------

Total liabilities and stockholders' equity                          $     119,780         $     120,306
                                                                    =============         =============

        The accompanying notes are an integral part of these consolidated financial statements.

                                                       THE PBSJ CORPORATION
                                                     CONSOLIDATED STATEMENTS
                                                          OF OPERATIONS
                                                (in thousands, except  share data)

                                                  Three months ended December 31,
STATEMENT OF OPERATIONS DATA:                        2000                  1999
                                                 -----------           -----------
Earned revenue:                                             (Unaudited)
  Engineering fees                               $    65,616           $    58,690
  Direct expenses                                     16,088                13,367
                                                 -----------           -----------
Net earned revenue                                    49,528                45,323
                                                 -----------           -----------

Costs and expenses:
  Direct salaries                                     18,197                16,578
  General and administrative expenses                 29,742                26,369
                                                 -----------           -----------
Total costs and expenses                              47,939                42,947



Operating income                                       1,589                 2,376
                                                 -----------           -----------

Other income (expenses):
  Interest expense                                      (135)                 (341)
  Other, net                                             132                   158
                                                 -----------           -----------
Total other expenses                                      (3)                 (183)


Income before income taxes                             1,586                 2,193

  Provision for income taxes                             240                   850
                                                 -----------           -----------

Net income                                       $     1,346           $     1,343
                                                 ===========           ===========

Redeemable common stock per share data:
Basic and diluted earnings per share             $       .73           $       .72
                                                 ===========           ===========

Weighted average shares of
  redeemable common stock outstanding              1,854,784             1,951,693
                                                 ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                      THE PBSJ CORPORATION
                                                                     CONSOLIDATED STATEMENTS
                                                                          OF CASH FLOWS
                                                               (in thousands, except per share data)

                                                                  Three months ended December 31,
                                                                      2000               1999
                                                                    --------           --------
                                                                            (Unaudited)
     Cash flow from operating activities:
     Net income                                                     $  1,346           $  1,343
       Adjustments to reconcile net income to net
          cash (used in) provided by operating activities:
     Non-cash special charges                                             51                 45
     Depreciation and amortization                                     1,941              1,578
     Provision for bad debt and unbillable amounts                       190                212
     Provision for deferred compensation                                 (14)               338
     Net investment in life insurance policies                          (133)              (140)
     Change in operating assets and liabilities, net of
       acquisitions:
          Decrease in accounts receivable                              1,208                789
          Decrease (increase) in unbilled fees                           587               (716)
          Decrease (increase) in other current assets                    758               (320)
          (Increase) in other assets                                    (521)              (741)
          (Decrease) increase in accounts payable and                 (7,454)               558
          accrued expenses
          (Decrease) in accrued vacation                                (292)              (414)
          Increase in other liabilities                                  324                254
                                                                    --------           --------

          Net cash (used in) provided by operating
          activities                                                  (2,009)             2,786
                                                                    --------           --------

     Cash flows from investing activities:
          Purchase of property and equipment                          (3,601)            (3,576)
                                                                    --------           --------
          Net cash used in investing activities                       (3,601)            (3,576)
                                                                    --------           --------
     Cash flows from financing activities:
          (Decrease) in bank overdraft                                  (314)            (2,765)
          Borrowings under line of credit                             32,336              7,774
          Principal payments under line of credit                    (24,542)                --
          Principal payments under notes and mortgage                    (85)              (192)
          payable
          Purchase of common stock
                                                                      (1,932)            (4,027)
                                                                    --------           --------

          Net cash provided by financing
          activities:                                                  5,463                790
                                                                    --------           --------

     Net (decrease) in cash and cash equivalents                        (147)                --

     Cash and cash equivalents at beginning of year                      173                 --
                                                                    --------           --------

     Cash and cash equivalents at end of year                       $     26           $     --
                                                                    ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS (in thousands, except for share data)

1.   Summary of Significant Accounting Policies:

Basis of Presentation

     The accompanying financial information has been prepared in accordance with the interim reporting rules and regulations of the Securities and Exchange Commission, and therefore does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates.

     In the opinion of management, the accompanying unaudited consolidated financial statements of the interim period contain all adjustments necessary to present fairly the financial position of The PBSJ Corporation as of December 31, 2000 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three month periods ended December 31, 2000 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

     Anticipated losses are recognized in total in the period in which they became determinable. Accounts receivable is presented net of an allowance for doubtful accounts of $2,308 and $2,296 at December 31, 2000 and September 30, 2000, respectively. Unbilled fees are presented net of an allowance for estimated unbillable amounts of $611 at December 31, 2000 and September 30, 2000.

Capital Structure

     The Company has authorized 3,000,000 shares of common stock (par value $.0033).

     The by-laws of the Company require the Company to redeem, at fair market value, common stock held by shareholders who terminate employment with the Company. As of December 31, 2000 and September 30, 2000, there is no outstanding redeemable common stock relating to employees no longer employed by the Company. The redemption value of all outstanding shares is as follows: December 31, 2001
- $99,691 and September 30, 2000 - $74,132.

     Additional paid in capital decreased from $1,176 at September 30, 2000 to $0 at December 31, 2000. Retained earnings increased from $48,971 at September 30, 2000 to $49,608 at December 31, 2000 as a result of $1,346 in earnings, offset by $709 due to a significant purchase of common stock from terminated employees. Unearned compensation decreased from ($991) at September 30, 2000 to ($940) at December 31, 2000 due to amortization related to restricted stock issued to employees.

2.   Contingencies:

     The Company is involved in legal actions arising in the ordinary course of business. The Company maintains a full range of insurance coverage, including worker's compensation, general and professional liability (including pollution liability) and property coverage. The Company insurance policies may offset the amount of loss exposure from legal actions.

    As of December 31, 2000, there were approximately 15 cases pending against the Company, where plaintiffs allege damages resulting from the Company's engineering services. The plaintiffs' allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract.

     As of December 31, 2000, the Company had a reserve of approximately $3.1 million for all potential and existing liabilities that, in management's opinion, are probable. The Company expects to pay these liabilities over the next one to three years. Management is of the opinion that the liabilities ultimately resulting from such existing and other pending proceedings, lawsuits and claims should not materially affect the Company's financial position, results of operations or cash flows.

3.   Income Taxes:

     The provision for income taxes for the three-month periods ended December 31, 2000 and 1999 was 15.1% and 38.7%, respectively. The decrease in the effective tax rate for the three-month period ended December 31, 2000 is due to an estimated $2 million research and development tax credit to be received during fiscal 2001.

4.  Segment Reporting:

     Financial information relating to the Company's operations by service is as follows:

Three Months Ended December 31, 2000
                                              Transportation   Construction       Civil       Environmental         Total
Engineering fees                                    $ 27,148        $ 9,033     $15,610             $13,825      $ 65,616
Net earned revenue                                    19,528          6,538      12,577              10,885        49,528
Operating income                                         937            564       (571)                 659         1,589
Depreciation and amortization                            807            266         460                 408         1,941
Total assets                                          49,557         16,490      28,495              25,238       119,780
Capital expenditures                                   1,490            496         857                 758         3,601

Three Months Ended December 31, 1999

                                              Transportation   Construction       Civil       Environmental         Total
Engineering fees                                    $ 23,822        $ 7,636     $15,430             $11,802      $ 58,690
Net earned revenue                                    17,771          5,584      12,346               9,622        45,323
Operating income                                       1,553            637       (162)                 348         2,376
Depreciation and amortization                            641            205         415                 317         1,578
Total assets                                          43,329         13,888      28,064              21,467       106,748
Capital expenditures                                   1,451            465         940                 720         3,576


5.   Long Term Debt:

                                                          December 31,          September 30,
                                                              2000                  2000
                                                          ------------          ------------
Line of credit unused availability of $21,448,
   and $29,242 at December 31, 2000 and
   September 30, 2000, respectively                       $     15,552          $      7,758

Term loan due in annual installments of $2,000
   through July 31, 2002. Interest at LIBOR
   plus 75 basis points  or prime minus 50
   basis points (7.31% and 7.37% at December
   31, 2000 and September 30, 2000,                              4,000                 4,000
   respectively)

Notes payable to current and former stockholders
   due in monthly and quarterly installments
   with interest of 7.25% through 2002                             137                   137

Capital lease of equipment, interest accrues
   at 8.3%, collateralized by certain equipment,
   due in monthly payments of principal and
   interest of $36                                               1,245                 1,327
                                                          ------------          ------------
                                                                20,934                13,222
Less current portion                                             2,432                 2,422
                                                          ------------          ------------

Long term debt                                            $     18,502          $     10,800
                                                          ============          ============

     The Company has a $37 million line of credit agreement with a bank. The expiration date on the line of credit is June 30, 2002. The interest rate ranges from LIBOR plus 50 basis points to prime minus 125 basis points if the Company's funded debt coverage ratio is less than 2.5 (7.06% and 7.12% at December 31, 2000 and September 30, 2000, respectively). The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if the Company's funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios.

6.   Subsequent Events:

Acquisition

     The Company acquired certain assets from J. Powell and Associates on January 1, 2001 for $2.2 million less the amount of J. Powell's accrued vacation at January 1, 2001. The assets acquired include fixed assets, goodwill of the trade name and deposits on leased properties. The acquisition of these assets contributes to the Company's goal of increasing its presence in the Western region. J. Powell's areas of specialty included civil engineering, environmental engineering and construction management in both the private and public sectors. The acquisition will be accounted for using the purchase method of accounting, and the results of operations will be included since the respective date of acquisition, which is January 1, 2001.

Stock Split

     On November 21, 2000, the Company's Board of Directors approved a five-for-one stock split to be effective on February 1, 2001. The stock split resulted in an increase in the number of authorized shares to 15,000,000 and an increase to the number of issued and outstanding shares to 9,247,955. In addition, the new par value and market price of the Company's Common Stock's is $.00067 and $10.72, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis is provided to increase an understanding of, and should be read in conjunction with, the consolidated financial statements and accompanying notes. As you read this section, you should also refer to the Company's Annual Report filed on Form 10-K for the fiscal year ended September 30, 2000.

     This Form 10-Q for the first quarter ended December 31, 2000 contains "forward-looking statements" within the meaning of the securities laws that involve risks and uncertainties. These statements contain or express our intentions, beliefs, expectations, strategies or predictions for the future. Although the Company's management believes that its expectations are reasonable and are based on reasonable assumptions, theses assumptions are subject to a wide range of business risks and uncertainties, explained in detail in the Company's Form 10 Registration Statement and Form 10-K, that may cause actual results, performance or achievements to differ materially from those stated or implied by these forward-looking statements. We do not intend nor assume any obligation to update any forward-looking statements.

Results of Operations

     The following table sets forth the percentage of net earned service revenue represented by the items in our consolidated statements of income:

                                       Three months ended December 31,

                                            2000              1999
                                     ----------------  -----------------


Engineering fees                           132.5             129.5
Direct expenses                             32.5              29.5
                                     ----------------  -----------------
Net earned revenue                         100.0             100.0
Costs and Expenses:
     Direct salaries                        36.7              36.6
     Selling, general and
         administrative expenses            60.1              58.2
                                     ----------------  -----------------
Operating income                             3.2               5.2
Interest expense                             (.3)              (.8)
Other, net                                    .3                .4
                                     ----------------  -----------------
Income before income taxes                   3.2               4.8
Provision for income taxes                   0.5               1.8
                                     ----------------  -----------------
Net income                                   2.7%              3.0%
                                     ================  =================

         A summary of operating results is as follows for each of the three months ended December 31 (dollars in thousands):

                                                   2000              1999
                                              --------------    --------------

Engineering fees..........................         $ 65,616          $ 58,690
Direct expenses...........................           16,088            13,367
                                              --------------    --------------

Net earned revenue........................           49,528            45,323

Costs and expenses........................           47,939            42,947
                                              --------------    --------------

Operating income..........................            1,589             2,376

Other expenses............................               (3)             (183)
Provision for income taxes................              240               850
                                              --------------    --------------

Net income................................          $ 1,346           $ 1,343
                                              ==============    ==============


Segment Results of Operations

         Our businesses are reported as four segments, reflecting our management methodology and structure. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements. We evaluate performance based on operating profit of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for the three months ended December 31, 2000 as compared to 1999.

Transportation

                                                        2000          % Change          1999
                                                        ----          --------          ----

                                                                 (Amounts in Thousands)
                                                                 ----------------------

Engineering Fees ............................          $27,148            14.0%        $23,822

Direct Expenses .............................            7,620            25.9           6,051

Net Earned Revenue ..........................           19,528             9.9          17,771

Costs and Expenses ..........................           18,591            14.6          16,218

Operating Income ............................          $   937           -39.7%        $ 1,553


         Engineering fees of $27.1 million for the three-month period ended December 31, 2000 increased 14.0% as compared to the same period in 1999. Higher volumes from continued strength in the transportation services market and engineering fees from new projects were the primary contributors to this increase during 2000.

         Reported net earned revenue was $19.5 million during the three-month period ended December 31, 2000 as compared to $17.8 million for the same period in 1999, representing an increase of 9.9%. Net earned revenue increased at a smaller percentage than engineering fees as a result of the percentage increase in direct expenses being greater than the percentage increase in engineering fees. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses was $7.6 million during the three-month period ended December 31, 2000 as compared to $6.1 million for the same period in 1999, representing an increase of 25.9%. Direct expenses, as a percentage of net earned revenue was 39.0% for the three-month period ended December 31, 2000 as compared to 34.0% for the same period in 1999. The increase in direct expenses and direct expenses as a percentage of net earned revenue is due to the increased use of sub consultants as a result of the significant growth in engineering fees.

         Reported operating income was $937,000 for the three-month period ended December 31, 2000 as compared to $1.6 million for the same period in 1999, representing a decrease of 39.7%. Operating income as a percentage of net earned revenue was 4.8% for the three-month period ended December 31, 2000 as compared to 8.7% for the same period in 1999. The decrease in operating income and operating income as a percentage of net earned revenue is due to (1) one less production day during the three month period ended December 31, 2000 as compared to the same period in 1999 and (2) a decrease in chargeability for the three months ended December 31, 2000 as compared to the same period in 1999. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased at approximately the same rate as the increase in engineering fees due to additional staff required to support our internal growth. However, since direct expenses increased at a significantly higher rate, chargeability was down. The increase in general and administrative expenses increased primarily due to annual increases in pay rates and increases in the accrual of insurance expenses related to our medical plan.

Civil Engineering

                                                        2000          % Change          1999
                                                        ----          --------          ----

                                                                 (Amounts in Thousands)
Engineering Fees .............................         $ 15,610             1.2%       $ 15,430

Direct Expenses ..............................            3,033            -1.7           3,084

Net Earned Revenue ...........................           12,577             1.9          12,346

Costs and Expenses ...........................           13,148             5.1          12,508

Operating Income .............................         ($   571)         -252.5%       ($   162)


         Engineering fees of $15.6 million for the three-month period ended December 31, 2000 increased 1.2% as compared to the same period in 1999. Internal growth was the primary reason for the increase during 2000.

         Reported net earned revenue was $12.6 million for the three-month period ended December 31, 2000 as compared to $12.3 million for the same period in 1999, representing an increase of 1.9%. Net earned revenue increased at a greater percentage than engineering fees as a result of the percentage increase in direct expenses being less than the percentage increase in engineering fees. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses was $3.0 million during the three-month period ended December 31, 2000 as compared to $3.1 million for the same period in 1999, representing a decrease of 1.7%. Direct expenses, as a percentage of net earned revenue decreased to 24.1% for the three-month period ended December 31, 2000 from 25.0% for the same period in 1999. The decrease in direct expenses and direct expenses as a percentage of net earned revenue is due to the decreased use of sub consultants related to the slowed growth in engineering fees.

         Reported operating income was ($571,000) for the three-month period ended December 31, 2000 as compared to ($162,000) for the same period in 1999, representing a decrease of 252.5%. Operating income as a percentage of net earned revenue was (4.5%) for the three months ended December 31, 2000 as compared to (1.3%) for the same period in 1999. The decrease in operating income and operating income as a percentage of net earned revenue is due to (1) one less production day during the three month period ended December 31, 2000 as compared to the same period in 1999 and (2) a decrease in chargeability, or direct salaries, for the three months ended December 31, 2000 as compared to the same period in 1999. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries decreased as a result of the stagnant growth in engineering fees. General and administrative expenses increased due to annual increases in pay rates and increases in the accrual of insurance expenses relating to our medical plan.

Environmental

                                                        2000          % Change          1999
                                                        ----          --------          ----

                                                                 (Amounts in Thousands)
Engineering Fees .............................         $13,825           17.1%         $11,802

Direct Expenses ..............................           2,940           34.9            2,180

Net Earned Revenue ...........................          10,885           13.1            9,622

Costs and Expenses ...........................          10,226           10.3            9,274

Operating Income .............................         $   659           89.4%         $   348


         Engineering fees of $13.8 million for the three-month period ended December 31, 2000 increased 17.1% as compared to the same period in 1999. Engineering fees from new projects were the primary contributors to this increase during 2000.

         Reported net earned revenue was $10.9 million for the three-month period ended December 31, 2000 as compared to $ 9.6 million for the same period in 1999, representing an increase of 13.1%. Net earned revenue increased at a smaller percentage than engineering fees as a result of the percentage increase in direct expenses being greater than the percentage increase in engineering fees. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses was $2.9 million during the three-month period ended December 31, 2000 as compared to $2.2 million for the same period in 1999, representing an increase of 34.9%. Direct expenses, as a percentage of net earned revenue was 27.0% for the three-month period ended December 31, 2000 as compared to 22.7% for the same period in 1999. The increase in direct expenses and direct expenses as a percentage of net earned revenue is due to the increased use of sub consultants as a result of the significant growth in engineering fees.

         Reported operating income was $659,000 for the three-month period ended December 31, 2000 as compared to $348,000 for the same period in 1999, representing an increase of 89.4%. Operating income as a percentage of net earned revenue was 6.1% for the three-month period ended December 31, 2000 as compared to 3.6% for the same period in 1999. The increase in operating income and operating income as a percentage of net earned revenue is due primarily to internal growth and the attainment of new environmental projects and clients, offset by there being one less production day during the three month period ended December 31, 2000 as compared to the same period in 1999. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries and general and administrative expenses increased as a result of the increased growth in engineering fees.

Construction Management

                                                        2000          % Change          1999
                                                        ----          --------          ----

                                                                 (Amounts in Thousands)
Engineering Fees .............................         $9,033            18.3%        $7,636

Direct Expenses ..............................          2,495            21.6          2,052

Net Earned Revenue ...........................          6,538            17.1          5,584

Costs and Expenses ...........................          5,974            20.8          4,947

Operating Income .............................         $  564           -11.5%        $  637

         Engineering fees of $ 9.0 million for the three-month period ended December 31, 2000 increased 18.3% as compared to the same period in 1999. Higher volume and continued growth in the business were the primary reasons for the increase during 2000.

         Reported net earned revenue was $ 6.5 million for the three month period ended December 31, 2000 as compared to $ 5.6 million for the same period in 1999, representing an increase of 17.1%. Net earned revenue increased at a slightly lower percentage than engineering fees as a result of the percentage increase in direct expenses being greater than the percentage increase in engineering fees. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses was $2.5 million during the three-month period ended December 31, 2000 as compared to $2.0 million for the same period in 1999, representing an increase of 21.6%. Direct expenses, as a percentage of net earned revenue, increased from 36.7% for the three-month period ended December 31, 1999 to 38.2% for the same period in 2000. The increase in direct expenses and direct expenses as a percentage of net earned revenue is due to the increased use of sub consultants as a result of the significant growth in engineering fees.

         Reported operating income was $564,000 for the three-month period ended December 31, 2000 as compared to $637,000 for the same period in 1999. Operating income as a percentage of net earned revenue was 8.6% for the three-month period ended December 31, 2000 as compared to 11.4% for the same period in 1999. The decrease in operating income and operating income as a percentage of net earned revenue is due to (1) one less production day during the three month period ended December 31, 2000 as compared to the same period in 1999 and (2) a decrease in chargeability for the three months ended December 31, 2000 as compared to the same period in 1999. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased at approximately the same rate as the increase in engineering fees due to additional staff required to support our internal growth. However, since direct expenses increased at a significantly higher rate, chargeability was down. The increase in general and administrative expenses increased primarily due to annual increases in pay rates and increases in the accrual of insurance expenses related to our medical plan.

Consolidated Results

Other income (expenses):

         Other income and expenses primarily consists of interest and dividend income and interest expense. Other expenses were ($3,000) and ($183,000) for the three-month period ended December 31, 2000 and 1999, respectively. This decrease is due to reduced interest expense as a result of the final payment being made on the mortgage note associated with the corporate office location and the final payment of debt associated with acquisitions from 1995 and 1996. The increase in the line of credit of $7.8 million occurred late in December 2000. As a result, interest expense did not significantly increase due to the additional borrowings.

Net Income:

         Net income was $1.3 million for the three-month periods ended December 31, 2000 and 1999. The percentage of net income to net earned revenue decreased from 3.0% for the three-month period ended December 31, 1999 to 2.7% for the three-month period ended December 31, 2000. The decrease in 2000 was a result of direct expenses increasing at a greater rate than engineering fees, which are driven by the billing of direct expenses and direct salaries. As direct salaries are billed out, chargeability increases, thereby increasing net income. Chargeability decreased during the three-month period ended December 31, 2000 compared to the same period in 1999 due to technical employees incurring more indirect labor (vacation or personal time off) and less direct labor. General and administrative costs increased due to annual increases in pay rates and increases in the accrual of insurance expenses related to our medical plan.

Liquidity and Capital Resources

Cash From Operating Activities

         Net cash used in operating activities totaled $2.0 million for the three months ended December 31, 2000 as compared to net cash provided by operating activities of $2.8 million for the same period in 1999. The significant change is primarily a result of the decrease in accounts payable. Fluctuations in accounts payable are related to direct expenses, where the timing of payment to subcontractors is directly related to the collection of related receivables.

         Net income of $1.3 million for the three months ended December 31, 2000 was consistent with the net income of $1.3 million for the same period in 1999 as a result of direct expenses increasing at a greater percentage than engineering fees.

         Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not in the past paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock in the foreseeable future. All earnings are retained for investment in our business.

         Approximately 90% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contract. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. The unbilled fees account decreased $587,000, from $27.8 million at September 30, 2000 to $27.2 million at December 31, 2000. The number of days outstanding for unbilled fees was 38 days and 39 days at December 31, 2000 and September 30, 2000, respectively. By comparison, according to PSMJ Resources, Inc., the average days outstanding for unbilled fees for design firms of comparable size was 32.8 days in 2000 and 31.3 days in 1999.

         The allowance for doubtful accounts remained unchanged at $2.3 million at December 31, 2000 and September 30, 2000. The number of day's sales outstanding for accounts receivable was approximately 54 days and 53 days at December 31, 2000 and September 30, 2000, respectively. According to PSMJ Resources, Inc. the average days sales accounts receivables for design firms of comparable size to us was 67.4 days in 2000 and 73.4 days in 1999.

Cash Flow from Investing Activities

         Net cash used in investing activities was consistent at $3.6 million for the three months ended December 31, 2000 and 1999. The use of cash for investing activities is due largely to the purchase of land and the construction of a new office building for our Orlando office in Maitland, Florida.

Cash Flow from Financing Activities

         Net cash provided by financing activities for the three months ended December 31, 2000 was $5.5 million, as compared to $790,000 for the same period in 1999. The increase in cash provided by financing activities is attributable to increased borrowings related to the financing of our new office building, the payment of the Company's employer matching and discretionary contributions to the employee benefit plan and the payment of employee bonuses related to fiscal year 2000 and the lower reduction in bank overdrafts during the three-month period ended December 31, 2000. The increase was offset by the repayment of borrowings during the three-months ended December 31, 2000.

Capital Resources

         As of December 31, 2000, we have a $37 million revolving line of credit agreement. The expiration of the revolving line of credit is June 30, 2002. The interest rate on the revolving line of credit ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt average ratio is less than 2.5 (7.06% and 7.12% at December 31, 2000 and September 30, 2000, respectively). The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 and 3.0. As of December 31, 2000, we had $15.6 million outstanding under the revolving line of credit, which accrued interest at an effective rate of 7.06% for the three months ended December 31, 2000. By comparison, on September 30, 2000, we had $7.8 million outstanding under the revolving line of credit, which accrued interest at an effective rate of 7.12% for the year ended September 30, 2000. The increase in the line of credit was directly related to the financing of our new office building in Maitland, Florida, the payment of the Company's employer matching and discretionary contributions to the employee benefit plan and the payment of employee bonuses related to fiscal year 2000.

         As of December 31, 2000, we had an outstanding $4 million term loan. The term loan matures on July 31, 2002, and principal is amortized in annual installments of $2.0 million. Interest on the term loan is either LIBOR plus 75 basis points or prime minus 100 basis points. The effective interest rate on the term loan was 7.31% for the three months ended December 31, 2000 as compared to 7.37% for the fiscal year ended September 30, 2000. The revolving line of credit and term loan are collateralized by substantially all of our assets.

         Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income.

         Our capital expenditures are generally for purchases of property and equipment. We spent $3.6 million on such expenditures for the three months ended December 31, 2000 and 1999. The capital expenditures in fiscal years 2000 and 1999 were a result of increased leasehold improvements and information technology purchases and construction costs for the new Orlando office building.

         We believe that our existing financial resources, together with our cash flow from operations and availability under our revolving line of credit, will provide sufficient capital to fund our operations for fiscal 2001.

Inflation

         The rate of inflation has not had a material impact on our operations. Moreover, if inflation remains at its recent levels, it is not expected to have a material impact on our operations for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We believe that our exposure to market risks is minimal. We do not hold market-risk sensitive instruments for trading purposes. We do not employ any derivative financial instruments, other financial instruments or derivative commodity instruments to hedge any market risk, and we do not currently plan to employ them in the near future. The interest rate on our revolving line of credit and term loan ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5 (7.06% and 7.12% at December 31, 2000 and September 30, 2000, respectively). The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The Company mitigates interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit or term loan. As of December 31, 2000, the fair value of the debt is consistent with the outstanding principal balance.

     Because the interest rates under our revolving line of credit and term loan are variable, to the extent that we have borrowings outstanding, there may be market risk relating to the amount of such borrowings, however, our exposure is minimal due to the short-term nature of these borrowings.


PART II

Item 1. Legal Proceedings

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

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3.  Defaults Upon Senior Securities Proceeds

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item  5.  Other Information

     None.


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit Number       Description
         --------------       -----------

         2.1 Purchase and Sale agreement by John Powell & Associates, Inc. and Post, Buckley, Schuh & Jernigan, Inc., the Registrant's subsidiary.


(b)      Reports on Form 8-K

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 The PBSJ Corporation


Dated:  February 14, 2001                        By /s/Richard A. Wickett
        -----------------                          ----------------------

                                                 Richard A. Wickett
                                                 Vice Chairman,
                                                 Chief Financial Officer,
                                                 Vice President, Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                               Capacity                                      Date
-----------------------       ---------------------------------------------          --------------------


/s/H. Michael Dye              Chairman of the Board                                 February 14, 2001
-----------------              and Chief Executive Officer
H. Michael Dye                 (Principal Executive Officer)



/s/Richard A. Wickett          Vice Chairman of the Board                            February 14, 2001
---------------------          and Senior Vice President, Treasurer
Richard A. Wickett             and Chief Financial Officer



/s/John B. Zumwalt             President/Chief Operating Officer                     February 14, 2001
------------------
John B. Zumwalt



/s/Robert J. Paulsen           Senior Vice President/Secretary                       February 14, 2001
--------------------
Robert J. Paulsen



/s/John S. Shearer             Executive Vice President                              February 14, 2001
------------------
John S. Shearer


/s/Todd J. Kenner              Executive Vice President                              February 14, 2001
-----------------
Todd J. Kenner


/s/William W. Randolph         Vice President                                        February 14, 2001
----------------------
William W. Randolph

                                 EXHIBIT INDEX

EXHIBIT NO.        EXHIBIT DESCRIPTION
-----------        -------------------

   2.1             Purchase and Sale agreement by John Powell & Associates, Inc.
                   and Post, Buckley, Schuh & Jernigan, Inc., the Registrant's subsidiary.