Form 10-Q
period 2001-03-31
PBSJ CORP /FL/
filed 2001-05-15
CIK 1117414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12(g) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

         As of April 30, 2001 there were 9,305,988 shares of Common Stock, $.00067 par value per share, outstanding.

                              THE PBSJ CORPORATION

                                    FORM 10-Q

                                 MARCH 31, 2001

                                TABLE OF CONTENTS

Item
Number         CAPTION                                                      PAGE
------         -------                                                      ----

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements                                                 3

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                11

Item 3. Quantitative and Qualitative Disclosures about Market Risk           20


PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                    20

Item 2. Changes in Securities                                                20

Item 3. Defaults Upon Senior Securities                                      20

Item 4. Submission of Matters to a Vote of Security Holders                  21

Item 5. Other Information                                                    21

Item 6. Exhibits and Reports on Form 8-K                                     22


SIGNATURES                                                                   23

PART I

Item 1. Financial Statements

                              THE PBSJ CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

Assets                                                         March 31, 2001   September 30, 2000
------                                                           ---------           ---------
Current Assets:                                                 (Unaudited)
   Cash and cash equivalents                                     $   1,250           $     173
   Marketable securities                                               451                 451
   Accounts receivable, net                                         43,656              38,688
   Unbilled fees, net                                               28,086              27,805
   Other current assets                                              1,481               3,063
                                                                 ---------           ---------
Total current assets                                             $  74,924           $  70,180

Property and equipment, at cost, less accumulated
   depreciation and amortization                                    32,527              29,029
Cash surrender value of life insurance                               5,898               5,116
Deferred income taxes                                                7,958               7,958
Other assets                                                         9,803               8,023
                                                                 ---------           ---------
Total assets                                                     $ 131,110           $ 120,306
                                                                 =========           =========
Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses                         $  22,458           $  24,603
   Current portion of long term debt                                 2,680               2,422
   Accrued vacation                                                  5,015               4,563
   Deferred income taxes                                            18,185              18,185
   Bank overdrafts                                                      --               1,655
                                                                 ---------           ---------
Total current liabilities                                        $  48,338           $  51,428
Long term debt                                                      24,546              10,800
Deferred compensation                                                6,323               5,915
Other liabilities                                                    3,571               2,965
                                                                 ---------           ---------
Total liabilities                                                $  82,778           $  71,108
                                                                 ---------           ---------
Stockholders' Equity:
   Redeemable common stock, par value $0.00067 and $0.0033,
    15,000,000 and 3,000,000 shares authorized, 9,291,513 and
    9,479,750 shares issued and outstanding at March 31, 2001
    and September 30, 2000, respectively. Redeemable common
    stock had a redemption value of $99,605 and $74,132 at
    March 31, 2001 and September 30, 2000, respectively                  6                   6
   Additional paid-in capital                                           --               1,176
   Retained earnings                                                53,395              48,971
   Accumulated other comprehensive income                             (111)                 36
   Notes receivable from stockholders                               (3,580)                 --
   Unearned compensation                                            (1,378)               (991)
                                                                 ---------           ---------
Total stockholders' equity                                          48,332              49,198
                                                                 ---------           ---------
                                                                 $ 131,110           $ 120,306
                                                                 =========           =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              THE PBSJ CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except share data)

STATEMENT OF OPERATIONS                 Three months ended March 31,   Six months ended March 31,
DATA:                                        2001          2000            2001          2000
                                          ---------     ---------       ---------     ---------
Earned revenue:
   Engineering fees                       $  78,514     $  67,462       $ 144,130     $ 126,152
   Direct expenses                           18,597        16,055          34,685        29,422
                                          ---------     ---------       ---------     ---------
Net earned revenue                           59,917        51,407         109,445        96,730

Costs and expenses:
   Direct salaries                           21,947        19,086          40,144        35,664
   General and administrative expenses       33,177        26,594          62,919        52,963
                                          ---------     ---------       ---------     ---------
Total costs and expenses                     55,124        45,680         103,063        88,627

Operating income                              4,793         5,727           6,382         8,103

Other income (expenses):
   Interest expense                            (438)         (428)           (573)         (769)
   Other, net                                   202          (984)            334          (826)
                                          ---------     ---------       ---------     ---------
Total other expenses                           (236)       (1,412)           (239)       (1,595)

Income before income taxes                    4,557         4,315           6,143         6,508

   Provision for income taxes                   766         1,755           1,006         2,605
                                          ---------     ---------       ---------     ---------
Net income                                $   3,791     $   2,560       $   5,137     $   3,903
                                          =========     =========       =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              THE PBSJ CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except share data)

                                                    Six months ended March 31,
                                                        2001         2000
                                                      --------     --------
Cash flow from operating activities:
Net income                                            $  5,137     $  3,903
  Adjustments to reconcile net income to net
     cash provided by operating activities:
Realized (loss) on sale of investments                      --          946
Non-cash special charges                                    --          172
Depreciation and amortization                            3,989        3,520
Provision for bad debt and unbillable amounts              679          262
Provision for deferred income taxes                         --          291
Provision for deferred compensation                        408          624
Net investment in life insurance policies                 (782)        (229)
Change in operating assets and liabilities, net of
  acquisitions:
     (Increase) decrease in accounts receivable         (5,647)       2,358
     (Increase) in unbilled fees                          (281)      (7,659)
     Decrease (increase) in other current assets         1,582         (409)
     (Increase) in other assets                         (1,780)        (156)
     (Decrease) increase in accounts payable and
       accrued expenses                                 (2,145)       8,977
     Increase in accrued vacation                          452          291
     Increase in other liabilities                         459          676
                                                      --------     --------
     Net cash provided by operating activities           2,071       13,567
                                                      --------     --------
Cash flows from investing activities:
     Sales of marketable securities                         --        2,938
     Purchase of property and equipment                 (6,748)      (6,098)
                                                      --------     --------
     Net cash used in investing activities              (6,748)      (3,160)
                                                      --------     --------
Cash flows from financing activities:
     (Decrease) in bank overdraft                       (1,655)      (3,268)
     Borrowings under line of credit                    82,337       48,300
     Proceeds from issuance of note payable              9,000           --
     Principal payments under line of credit           (78,122)     (48,445)
     Principal payments under notes and mortgage
       payable                                             (85)        (426)
     (Increase) decrease in notes receivable from
     stockholders                                       (3,580)          51
     Sale of common stock                                3,585           71
     Purchase of common stock                           (5,726)      (6,690)
                                                      --------     --------
     Net cash provided by (used in) financing
     activities:                                         5,754      (10,407)
                                                      --------     --------
Net increase in cash and cash equivalents                1,077           --

Cash and cash equivalents at beginning of year             173           --
                                                      --------     --------
Cash and cash equivalents at end of year              $  1,250     $     --
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

         In the opinion of management, the accompanying unaudited consolidated financial statements of the interim period contain all adjustments necessary to present fairly the financial position of The PBSJ Corporation as of March 31, 2001 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended March 31, 2001 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Basic and Diluted Earnings Per Share

         In February of 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 does not require presentation of earnings per share
(EPS) for entities not currently selling their securities in a public market or planning to sell their securities in a public market in the future. Since the Company's securities are not currently publicly traded or in the process of being registered to be publicly traded in the future, no presentation has been made.

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

         Anticipated losses are recognized in total in the period in which they became determinable. Accounts receivable is presented net of an allowance for doubtful accounts of $2,721 and $2,296 at March 31, 2001 and September 30, 2000, respectively. Unbilled fees are presented net of an allowance for estimated unbillable amounts of $611 at March 31, 2001 and September 30, 2000.

Capital Structure

         The Company has authorized 15,000,000 shares of common stock (par value $.00067).

         The by-laws of the Company require the Company to redeem, at fair market value, common stock held by shareholders who terminate employment with the Company. As of March 31, 2001 and September 30, 2000, there is no outstanding redeemable common stock relating to employees no longer employed by the Company. The redemption value of all outstanding shares is as follows: March 31, 2001 - $99,605 and September 30, 2000 - $74,132.

         Retained earnings increased from $48,971 at September 30, 2000 to $53,395 at March 31, 2001 as a result of $5,137 in earnings, offset by $713 due to a significant purchase of common stock from terminated employees. The purchase of common stock also caused additional paid in capital to decrease from $1,176 at September 30, 2000 to $0 at March 31, 2001. Unearned compensation increased from ($991) at September 30, 2000 to ($1,378) at March 31, 2001 due to the issuance of restricted stock during the Company's 2001 stock offering, offset by amortization related to restricted stock issued to employees.

2. Contingencies:

         The Company is involved in legal actions arising in the ordinary course of business. The Company maintains a full range of insurance coverage, including worker's compensation, general and professional liability (including pollution liability) and property coverage. The Company insurance policies may offset the amount of loss exposure from legal actions.

         As of March 31, 2001, there were approximately 15 cases pending against the Company, where plaintiffs allege damages resulting from the Company's engineering services. The plaintiffs' allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract.

         As of March 31, 2001, the Company had a reserve of approximately $3.4 million for all potential and existing liabilities that, in management's opinion, are probable. The Company expects to pay these liabilities over the next one to three years. Management is of the opinion that the liabilities ultimately resulting from such existing and other pending proceedings, lawsuits and claims should not materially affect the Company's financial position, results of operations or cash flows.

3. Income Taxes:

         The provision for income taxes for the six-month periods ended March 31, 2001 and 2000 was 16.4% and 38.9%, respectively. The decrease in the effective tax rate for the six-month period ended March 31, 2001 is due to an estimated $3 million research and development tax credit to be received during fiscal 2001.

4. Segment Reporting:

         Financial information relating to the Company's operations by service is as follows:

Three Months Ended March 31, 2001
                                       Transportation   Construction       Civil       Environmental         Total
Engineering fees                             $ 31,495        $ 9,971     $17,841             $19,207      $ 78,514
Net earned revenue                             22,940          7,300      14,623              15,054        59,917
Operating income                                2,387          1,134         345                 927         4,793
Depreciation and amortization                     828            253         497                 470         2,048
Total assets                                   53,755         17,044      31,466              28,845       131,110
Capital expenditures                            1,348            404         804                 765         3,321

Three Months Ended March 31, 2000
                                       Transportation   Construction       Civil       Environmental         Total
Engineering fees                              $25,537        $ 7,991     $19,569             $14,365      $ 67,462
Net earned revenue                             19,091          5,798      15,122              11,396        51,407
Operating income                                1,434            253       2,577               1,463         5,727
Depreciation and amortization                     656            182         634                 470         1,942
Total assets                                   40,001         11,930      32,359              24,262       108,552
Capital expenditures                              795            205         878                 644         2,522

Six Months Ended March 31, 2001
                                       Transportation   Construction       Civil       Environmental         Total
Engineering fees                              $58,643       $ 19,004     $33,451             $33,032     $ 144,130
Net earned revenue                             42,468         13,838      27,199              25,940       109,445
Operating income                                3,324          1,699        (226)              1,585         6,382
Depreciation and amortization                   1,635            519         957                 878         3,989
Total assets                                   53,755         17,044      31,466              28,844       131,110
Capital expenditures                            2,838            900       1,661               1,523         6,922

Six Months Ended March 31, 2000
                                       Transportation   Construction       Civil       Environmental         Total
Engineering fees                              $49,359       $ 15,627     $34,999             $26,167     $ 126,152
Net earned revenue                             36,862         11,382      27,468              21,018        96,730
Operating income                                2,987            890       2,415               1,811         8,103
Depreciation and amortization                   1,297            387       1,049                 787         3,520
Total assets                                   40,001         11,930      32,359              24,262       108,552
Capital expenditures                            2,246            670       1,818               1,364         6,098

5. Long Term Debt:

                                                      March 31,    September 30,
                                                        2001           2000
                                                      --------       --------
Line of credit unused availability of
  $25,027, and $29,242 at March 31, 2001
  and September 30, 2000, respectively.               $ 11,973       $  7,758

Mortgage note payable due in monthly
  installments starting on April 16, 2001,
  with interest, collateralized by real
  property; unpaid principal due March 16,
  2011. Interest at LIBOR plus the
  floating rate margin of not less than 65
  basis points and not greater than 90
  basis points. (5.73% at March 31, 2001)                9,000             --

Term loan due in annual installments of
  $2,000 through July 31, 2002. Interest
  at LIBOR plus 75 basis points or prime
  minus 50 basis points (5.83% and 7.37%
  at March 31, 2001 and September 30,
  2000, respectively).                                   4,000          4,000

Notes payable to John Powell &
  Associates due in three annual
  installments of $333 with interest of
  7.12% through 2003.                                    1,000             --

Notes payable to current and former
  stockholders due in monthly and
  quarterly installments with interest of
  7.25% through 2002.                                       92            137

Capital lease of equipment, interest
  accrues at 8.3%, collateralized by
  certain equipment, due in monthly
  payments of principal and interest of $36.             1,161          1,327
                                                      --------       --------
                                                        27,226         13,222
Less current portion                                     2,680          2,422
                                                      --------       --------
Long term debt                                        $ 24,546       $ 10,800
                                                      ========       ========

         The Company has a $37 million line of credit agreement with a bank. The expiration date on the line of credit is June 30, 2002. The interest rate ranges from LIBOR plus 50 basis points to prime minus 125 basis points if the Company's funded debt coverage ratio is less than 2.5 (5.58% and 7.12% at March 31, 2001 and September 30, 2000, respectively). The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if the Company's funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios.

6. Derivative Instruments and Hedging Activities:

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal years beginning after June 15, 2000. Additionally, in June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," which needs to be adopted concurrently with Statement 133. The Company adopted SFAS 133 and 138 as of October 1, 2000.

         SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value and that changes in the fair value of the derivative instruments, designated as cash flow hedges, be recorded in accumulated other comprehensive income/(loss) (AOCI). The gains and losses accumulated in AOCI will then be reclassified to earnings in the same period or periods in which the hedged cash flows affect earnings.

         During the three months ending March 31, 2001, the Company entered into a cash flow hedge. The fair value of the derivative instrument is recorded in other liabilities at March 31, 2001, and approximated $147,000. This amount, which has been deferred to AOCI, will be reclassified to other (expenses) income over the next five years, the term of the derivative instrument.

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

         This Form 10-Q for the second quarter ended March 31, 2001 contains "forward-looking statements" within the meaning of the securities laws that involve risks and uncertainties. These statements contain or express our intentions, beliefs, expectations, strategies or predictions for the future. Although the Company's management believes that its expectations are reasonable and are based on reasonable assumptions, theses assumptions are subject to a wide range of business risks and uncertainties, explained in detail in the Company's Form 10 Registration Statement and Form 10-K, that may cause actual results, performance or achievements to differ materially from those stated or implied by these forward-looking statements. We do not intend nor assume any obligation to update any forward-looking statements.

Results of Operations

         The following table sets forth the percentage of net earned service revenue represented by the items in our consolidated statements of income:

                                     Three months ended March 31,   Six months ended March 31,
                                         2001           2000           2001           2000
                                       --------       --------       --------       --------
Engineering fees                          131.0%         131.2%         131.7%         130.4%
Direct expenses                            31.0           31.2           31.7           30.4
                                       --------       --------       --------       --------
Net earned revenue                        100.0          100.0          100.0          100.0
Costs and Expenses:
     Direct salaries                       36.6           37.1           36.7           36.9
     Selling, general and
         administrative expenses           55.4           51.7           57.5           54.7
                                       --------       --------       --------       --------
Operating income                            8.0           11.2            5.8            8.4
Interest expense                            (.7)           (.9)           (.5)           (.8)
Other, net                                   .3           (1.9)            .3            (.9)
                                       --------       --------       --------       --------
Income before income taxes                  7.6            8.4            5.6            6.7
Provision for income taxes                  1.3            3.4             .9            2.7
                                       --------       --------       --------       --------
Net income                                  6.3%           5.0%           4.7%           4.0%

A summary of operating results is as follows for the three and six months ended March 31 (dollars in thousands):

                                                 Three months ended March 31,
                                                    2001              2000
                                                 ---------         ---------
Engineering fees ............................    $  78,514         $  67,462
Direct expenses .............................       18,597            16,055
                                                 ---------         ---------
Net earned revenue ..........................       59,917            51,407
Costs and expenses ..........................       55,124            45,680
                                                 ---------         ---------
Operating income ............................        4,793             5,727
Other expenses ..............................         (236)           (1,412)
Provision for income taxes ..................          766             1,755
                                                 ---------         ---------
Net income ..................................    $   3,791         $   2,560
                                                 =========         =========

                                                  Six months ended March 31,
                                                    2001              2000
                                                 ---------         ---------
Engineering fees ............................    $ 144,130         $ 126,152
Direct expenses .............................       34,685            29,422
                                                 ---------         ---------
Net earned revenue ..........................      109,445            96,730
Costs and expenses ..........................      103,063            88,627
                                                 ---------         ---------
Operating income ............................        6,382             8,103
Other expenses ..............................         (239)           (1,595)
Provision for income taxes ..................        1,006             2,605
                                                 ---------         ---------
Net income ..................................    $   5,137         $   3,903
                                                 =========         =========

Segment Results of Operations

         Our businesses are reported as four segments, reflecting our management methodology and structure. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements. We evaluate performance based on operating profit of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for the three and six months ended March 31, 2001 as compared to 2000.

Transportation

                                                        Three months ended March 31,                Six months ended March 31,
                                                      2001        % Change       2000            2001        % Change       2000
                                                    -------       --------      -------        -------       --------      -------
                                                           (Amounts in Thousands)                      (Amounts in Thousands)
Engineering  Fees ..........................        $31,495          23.3%      $25,537        $58,643          18.8%      $49,359
Direct  Expenses ...........................          8,555          32.7         6,446         16,175          29.4        12,497
Net Earned Revenue .........................         22,940          20.2        19,091         42,468          15.2        36,862
Costs and  Expenses ........................         20,553          16.4        17,657         39,144          15.6        33,875
Operating  Income ..........................        $ 2,387          66.5%      $ 1,434        $ 3,324          11.3%      $ 2,987

         Engineering fees of $31.5 million for the three-month period ended March 31, 2001 increased 23.3% as compared to $25.5 million for the same period in 2000. For the six-month period ended March 31, 2001, engineering fees were $58.6 million compared to $49.4 million in 2000, representing an 18.8% increase. Higher volumes from continued strength in the transportation services market and engineering fees from new projects were the primary contributors to this increase during 2001.

         Reported net earned revenue was $22.9 million during the three-month period ended March 31, 2001 as compared to $19.1 million for the same period in 2000, representing an increase of 20.2%. For the six-month period ended March 31, 2001, net earned revenue was $42.5 million compared to $36.9 million in 2000, representing a 15.2% increase. Net earned revenue increased at a smaller percentage than engineering fees as a result of the percentage increase in direct expenses being greater than the percentage increase in engineering fees. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses were $8.6 million during the three-month period ended March 31, 2001 as compared to $6.5 million for the same period in 2000, representing an increase of 32.7%. For the six-month period ended March 31, 2001, direct expenses were $16.2 million compared to $12.5 million in 2000, representing a 29.4% increase. Direct expenses, as a percentage of net earned revenue, were 37.3% for the three-month period ended March 31, 2001 as compared to 33.8% for the same period in 2000. For the six-month period ended March 31, 2001, direct expenses, as a percentage of net earned revenue, were 38.1% compared to 33.9% in 2000. The increase in direct expenses and direct expenses as a percentage of net earned revenue is due to the increased use of sub-consultants as a result of the significant growth in engineering fees.

         Reported operating income was $2.4 million for the three-month period ended March 31, 2001 as compared to $1.4 million for the same period in 2000, representing an increase of 66.5%. For the six-month period ended March 31, 2001, operating income was $3.3 million compared to $3.0 million in 2000, representing an 11.3% increase. Operating income as a percentage of net earned revenue was 10.4% for the three-month period ended March 31, 2001 as compared to 7.5% for the same period in 2000. For the six-month period ended March 31, 2001, operating income, as a percentage of net earned revenue, was 7.8% compared to 8.1% in 2000. The increase in operating income for the three-month and six-month periods ended March 31, 2001, and the increase in operating income as a percentage of net earned revenue for the three-month period ended March 31, 2001 is due to net earned revenue growing at a greater rate than costs and expenses. The decrease in operating income as a percentage of net earned revenue for the six-month period ended March 31, 2001 is due to (1) one and a half less production days during the first quarter of 2001 as compared to the same period in 2000 and (2) a decrease in chargeability during the first quarter of 2001 as compared to the same period in 2000. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased at a lesser rate than the increase in engineering fees due to an extremely competitive hiring atmosphere in the industry. Therefore, additional labor required to support our internal growth was supplied through the use of sub-consultants, or direct expenses, causing chargeability to decrease. The increase in general and administrative expenses increased primarily due to annual increases in pay rates and increases in the accrual of insurance expenses related to our medical plan.

Civil Engineering

                                                    Three months ended March 31,                  Six months ended March 31,
                                                  2001         % Change       2000            2001          % Change       2000
                                                --------       --------     --------        --------        --------     --------
                                                         (Amounts in Thousands)                   (Amounts in Thousands)
Engineering  Fees ..........................    $ 17,841         -8.8%      $ 19,569        $ 33,451          -4.4%      $ 34,999
Direct Expenses ............................       3,218        -27.6          4,447           6,252         -17.0          7,531
Net Earned Revenue .........................      14,623         -3.3         15,122          27,199          -1.0         27,468
Costs and Expenses .........................      14,278         13.8         12,545          27,425           9.5         25,053
Operating Income ...........................    $    345        -86.6%      $  2,577            (226)       -109.4%         2,415

         Engineering fees of $17.8 million for the three-month period ended March 31, 2001 decreased 8.8% as compared to the same period in 2000. For the six-month period ended March 31, 2001, engineering fees were $33.5 million compared to $35.0 million in 2000, representing a 4.4% decrease. This decrease is directly related to the slowdown in the economy since late 2000. Civil engineering clients are typically private sector clients. Therefore, they tend to be affected by the fluctuations in the economy more than the public sector clients associated with our other segments.

         Reported net earned revenue was $14.6 million for the three-month period ended March 31, 2001 as compared to $15.1 million for the same period in 2000, representing a decrease of 3.3%. For the six-month period ended March 31, 2001, net earned revenue was $27.2 million compared to $27.5 million in 2000, representing a 1.0% decrease. Net earned revenue decreased at a lesser percentage than engineering fees as a result of a reduction in the use of sub-consultants due to the slowdown in the economy. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses were $3.2 million during the three-month period ended March 31, 2001 as compared to $4.5 million for the same period in 2000, representing a decrease of 27.6%. For the six-month period ended March 31, 2001, direct expenses were $6.3 million compared to $7.5 million in 2000, representing a 17.0% decrease. Direct expenses, as a percentage of net earned revenue decreased to 22.0% for the three-month period ended March 31, 2001 from 29.4% for the same period in 2000. For the six-month period ended March 31, 2001, direct expenses, as a percentage of net earned revenue, were 23.0% compared to 27.4% in 2000. The decrease in direct expenses and direct expenses as a percentage of net earned revenue is due to the decreased use of sub-consultants as a result of the slowdown in the economy.

         Reported operating income was $345,000 for the three-month period ended March 31, 2001 as compared to $2.6 million for the same period in 2000, representing a decrease of 86.6%. For the six-month period ended March 31, 2001, operating income was ($226,000) compared to $2.4 million in 2000, representing a 109.4% decrease. Operating income as a percentage of net earned revenue was 2.4% for the three months ended March 31, 2001 as compared to 17.0% for the same period in 2000. For the six-month period ended March 31, 2001, operating income, as a percentage of net earned revenue, was (0.8%) compared to 8.8% in 2000. The decrease in operating income and operating income as a percentage of net earned revenue for the three and six-month periods ended March 31, 2001 is due to (1) one and a half less production days during the first quarter of 2001 as compared to the same period in 2000 and (2) a decrease in chargeability during 2001 as compared to 2000 as a result of the slowed economy during 2001. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries decreased in relation to the reduction in engineering fees, as a direct result of the downturn in the economy. The increase in general and administrative expenses increased primarily due to annual increases in pay rates and increases in the accrual of insurance expenses related to our medical plan.

Environmental

                                                     Three months ended March 31,               Six months ended March 31,
                                                   2001         % Change      2000           2001          % Change      2000
                                                 -------        --------     -------        -------        --------     -------
                                                       (Amounts in Thousands)                      (Amounts in Thousands)
Engineering  Fees .......................        $19,207          33.7%      $14,365        $33,032          26.2%      $26,167
Direct  Expenses ........................          4,153          39.9         2,969          7,092          37.7         5,149
Net Earned Revenue ......................         15,054          32.1        11,396         25,940          23.4        21,018
Costs and  Expenses .....................         14,127          42.2         9,933         24,354          26.8        19,207
Operating  Income .......................        $   927         -36.6%      $ 1,463        $ 1,585         -12.5%      $ 1,811

         Engineering fees of $19.2 million for the three-month period ended March 31, 2001 increased 33.7% as compared to $14.4 million for the same period in 2000. For the six-month period ended March 31, 2001, engineering fees were $33.0 million compared to $26.2 million in 2000, representing a 26.2% increase. Higher volumes from renewed strength in the environmental services market and engineering fees from new projects were the primary contributors to this increase during 2001. The two biggest contributors to this segment's higher volumes and new projects were the acquisition of J. Powell and Associates on January 1, 2001 and the Company's work with the Federal Emergency Management Agency (FEMA).

         Reported net earned revenue was $15.1 million during the three-month period ended March 31, 2001 as compared to $11.4 million for the same period in 2000, representing an increase of 32.1%. For the six-month period ended March 31, 2001, net earned revenue was $25.9 million compared to $21.0 million in 2000, representing a 23.4% increase. Net earned revenue increased at a slightly smaller percentage than engineering fees as a result of the percentage increase in direct expenses being greater than the percentage increase in engineering fees. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses were $4.2 million during the three-month period ended March 31, 2001 as compared to $3.0 million for the same period in 2000, representing an increase of 39.9%. For the six-month period ended March 31, 2001, direct expenses were $7.1 million compared to $5.1 million in 2000, representing a 37.7% increase. Direct expenses, as a percentage of net earned revenue, were 27.6% for the three-month period ended March 31, 2001 as compared to 26.1% for the same period in 2000. For the six-month period ended March 31, 2001, direct expenses, as a percentage of net earned revenue, was 27.3% compared to 24.5% in 2000. The increase in direct expenses and direct expenses as a percentage of net earned revenue is due to the increased use of sub-consultants as a result of the significant growth in engineering fees.

         Reported operating income was $927,000 for the three-month period ended March 31, 2001 as compared to $1.5 million for the same period in 2000, representing a decrease of 36.6%. For the six-month period ended March 31, 2001, operating income was $1.6 million compared to $1.8 million in 2000, representing a 12.5% decrease. Operating income as a percentage of net earned revenue was 6.2% for the three-month period ended March 31, 2001 as compared to 12.8% for the same period in 2000. For the six-month period ended March 31, 2001, operating income, as a percentage of net earned revenue, was 6.1% compared to 8.6% in 2000. The decrease in operating income and operating income as a percentage of net earned revenue is due to costs and expenses increasing as a result of the acquisition of J. Powell and Associates on January 1, 2001 and the Company's work with FEMA. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased as a result of increased hiring of technical staff to support the work related to FEMA. In addition, additional labor required to support the internal growth was supplied through the use of sub consultants, or direct expenses. The increase in general and administrative expenses increased primarily due to annual increases in pay rates, increases in the accrual of insurance expenses related to our medical plan and the costs associated with acquiring J. Powell and Associates.

Construction Management

                                                Three months ended March 31,                Six months ended March 31,
                                              2001          % Change       2000          2001          % Change      2000
                                            -------         --------     -------        -------        --------     -------
                                                    (Amounts in Thousands)                    (Amounts in Thousands)
Engineering  Fees ...................       $ 9,971           24.8%      $ 7,991        $19,004          21.6%      $15,627
Direct  Expenses ....................         2,671           21.8         2,193          5,166          21.7         4,245
Net Earned Revenue ..................         7,300           25.9         5,798         13,838          21.6        11,382
Costs and  Expenses .................         6,166           11.2         5,545         12,139          15.7        10,492
Operating  Income ...................       $ 1,134          348.2%      $   253        $ 1,699          90.9%      $   890

         Engineering fees of $10.0 million for the three-month period ended March 31, 2001 increased 24.8% as compared to $8.0 million for the same period in 2000. For the six-month period ended March 31, 2001, engineering fees were $19.0 million compared to $15.6 million in 2000, representing a 21.6% increase. Higher volumes from renewed strength in the construction services market and engineering fees from new projects were the primary contributors to this increase during 2001.

         Reported net earned revenue was $7.3 million during the three-month period ended March 31, 2001 as compared to $5.8 million for the same period in 2000, representing an increase of 25.9%. For the six-month period ended March 31, 2001, net earned revenue was $13.8 million compared to $11.4 million in 2000, representing a 21.6% increase. Net earned revenue increased at a slightly greater percentage than engineering fees during the three-month period ended March 31, 2001 as a result of the percentage increase in direct expenses being less than the percentage increase in engineering fees. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses were $2.7 million during the three-month period ended March 31, 2001 as compared to $2.2 million for the same period in 2000, representing an increase of 21.8%. For the six-month period ended March 31, 2001, direct expenses were $5.2 million compared to $4.2 million in 2000, representing a 21.7% increase. Direct expenses, as a percentage of net earned revenue, was 36.6% for the three-month period ended March 31, 2001 as compared to 37.8% for the same period in 2000. For the six-month period ended March 31, 2001, direct expenses, as a percentage of net earned revenue, remained consistent at 37.3% as compared to 2000. The increase in direct expenses is due to the increased use of sub-consultants as a result of the significant growth in engineering fees.

         Reported operating income was $1.1 million for the three-month period ended March 31, 2001 as compared to $253,000 for the same period in 2000, representing an increase of 348.2%. For the six-month period ended March 31, 2001, operating income was $1.7 million compared to $890,000 in 2000, representing a 90.9% increase. Operating income as a percentage of net earned revenue was 15.5% for the three-month period ended March 31, 2001 as compared to 4.4% for the same period in 2000. For the six-month period ended March 31, 2001, operating income, as a percentage of net earned revenue, was 12.3% compared to 7.8% in 2000. The increase in operating income and operating income as a percentage of net earned revenue for the three and six-month periods ended March 31, 2001 is due to improved operating efficiencies, resulting in net earned revenue growing at a greater rate than costs and expenses. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased at a lesser rate than the increase in engineering fees due to an extremely competitive hiring atmosphere in the industry. The increase in general and administrative expenses increased primarily due to annual increases in pay rates and increases in the accrual of insurance expenses related to our medical plan.

Consolidated Results

Other income (expenses):

         Other income and expenses primarily consists of interest and dividend income and interest expense. Other income (expenses) was $202,000 and ($984,000) for the three-month period ended March 31, 2001 and 2000, respectively. For the six-month periods ended March 31, 2001 and 2000, other income was $334,000 and ($826,000), respectively. This increase is due to a real estate commission received during 2001 for subletting the Company's Houston office and an investment loss recognized in 2000 on the sale of investments. Interest expense was $438,000 and $428,000 for the three-month period ended March 31, 2001. For the six-month periods ended March 31, 2001 and 2000, interest expense was $573,000 and $769,000, respectively. The decrease for the six-month period ended March 31, 2001 is a result of lower interest rates.

Net Income:

         Net income was $3.8 million and $2.6 million for the three-month periods ended March 31, 2001 and 2000. For the six-month period ended March 31, 2001, net income was $5.1 million as compared to $3.9 million for the same period in 2000. The percentage of net income to net earned revenue increased from 5.0% for the three-month period ended March 31, 2000 to 6.3% for the same period in 2001. For the six-month period ended March 31, 2001, the percentage of net income to net earned revenue was 4.7% as compared to 4.0% for the same period in 2000. The increase in 2001 was a result of the reduction in the provision for income taxes and the reduction in other expenses. The reduction in the provision for income taxes is due to an estimated $3 million research and development tax credit to be received in 2001.

Liquidity and Capital Resources

Cash From Operating Activities

         Net cash provided by operating activities totaled $2.2 million for the six months ended March 31, 2001 as compared to net cash provided by operating activities of $13.6 million for the same period in 2000. The significant decrease is primarily a result of (1) the increase in accounts receivable, offset by the decrease in unbilled fees and (2) the significant decrease in accounts payable. Fluctuations in accounts payable are related to direct expenses, where the timing of payment to subcontractors is directly related to the collection of related receivables.

         Net income of $5.1 million for the six months ended March 31, 2001 increased 21.6% as compared to net income of $3.9 million for the same period in 2000. The increase in 2001 was a result of the reduction in the provision for income taxes and the reduction in other expenses. The reduction in the provision for income taxes is due to an estimated $3 million research and development tax credit to be received in 2001.

         Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not in the past paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock in the foreseeable future. All earnings are retained for investment in our business.

         Approximately 90% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contract. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. The unbilled fees account increased $781,000, from $27.8 million at September 30, 2000 to $28.6 million at March 31, 2001. The number of days outstanding for unbilled fees was 36 days and 39 days at March 31, 2001 and September 30, 2000, respectively. By comparison, according to PSMJ Resources, Inc., the average days outstanding for unbilled fees for design firms of comparable size was 32.8 days in 2000 and 31.3 days in 1999.

         The allowance for doubtful accounts increased $412,000, from $2.3 million at September 30, 2000 to $2.7 million at March 31, 2001. The increase is directly related to the increase in accounts receivable. The number of day's sales outstanding for accounts receivable was approximately 52 days and 53 days at March 31, 2001 and September 30, 2000, respectively. According to PSMJ Resources, Inc. the average days sales accounts receivables for design firms of comparable size to us was 67.4 days in 2000 and 73.4 days in 1999.

Cash Flow from Investing Activities

         Net cash used in investing activities was $6.9 million for the six months ended March 31, 2001 as compared to $3.1 million for the same period in 2000. The use of cash for investing activities is due largely to the purchase of land and the construction of a new office building for our Orlando office in Maitland, Florida.

Cash Flow from Financing Activities

         Net cash provided by financing activities for the six months ended March 31, 2001 was $5.8 million, as compared to net cash used in financing activities of $10.4 for the same period in 2000. The increase in cash provided by financing activities is attributable to increased borrowings related to the financing of our new office building in Maitland, Florida, increased borrowings under the line of credit and the lower reduction in bank overdrafts during the six-month period ended March 31, 2001.

Capital Resources

         As of March 31, 2001, we have a $37 million revolving line of credit agreement. The expiration of the revolving line of credit is June 30, 2002. The interest rate on the revolving line of credit ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt average ratio is less than 2.5 (5.58% and 7.12% at March 31, 2001 and September 30, 2000,
respectively). The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 and 3.0. As of March 31, 2001, we had $12.0 million outstanding under the revolving line of credit, which accrued interest at an effective rate of 5.58% for the six months ended March 31, 2001. By comparison, on September 30, 2000, we had $7.8 million outstanding under the revolving line of credit, which accrued interest at an effective rate of 7.12% for the year ended September 30, 2000. The increase in the line of credit was directly related to the increase in accounts receivable, the reduction in accounts payable, the increase in capital expenditures and the funding of the acquisition of certain assets from J. Powell and Associates.

         As of March 31, 2001, we had an outstanding $4 million term loan. The term loan matures on July 31, 2002, and principal is amortized in annual installments of $2.0 million. Interest on the term loan is either LIBOR plus 75 basis points or prime minus 100 basis points. The effective interest rate on the term loan was 5.83% for the six months ended March 31, 2001 as compared to 7.37% for the fiscal year ended September 30, 2000. The revolving line of credit and term loan are collateralized by substantially all of our assets.

         Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income.

         Our capital expenditures are generally for purchases of property and equipment. We spent $6.9 and $6.1 million on such expenditures for the six months ended March 31, 2001 and 2000. We spent $3.3 and $2.5 million on such expenditures for the three months ended March 31, 2001 and 2000. The capital expenditures in fiscal years 2001 were a result of increased leasehold improvements related to several office relocations, information technology purchases and construction costs for the new Orlando office building.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

         We believe that our exposure to market risks is minimal. We do not hold market-risk sensitive instruments for trading purposes. The interest rate on our revolving line of credit and term loan ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5 (5.58% and 7.12% at March 31, 2001 and September 30, 2000, respectively). The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The Company mitigates interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit or term loan. As of March 31, 2001, the fair value of the debt is consistent with the outstanding principal balance.

         Because the interest rates under our revolving line of credit and term loan are variable, to the extent that we have borrowings outstanding, there may be market risk relating to the amount of such borrowings; however, our exposure is minimal due to the short-term nature of these borrowings.

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

         None.

Item 3. Defaults Upon Senior Securities Proceeds

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         At the Company's regularly scheduled annual meeting of shareholders held on January 19, 2001, the following proposals were adopted by the margins indicated:

         1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death or resignation.

                                    Number of Shares *
                                    For                Against        Withheld
                                    -------------------------------------------
H. Michael Dye .................    7,694,317          164,467        1,419,916
Todd J. Kenner .................    7,609,028          249,756        1,419,916
Robert J. Paulsen ..............    7,741,962          116,957        1,419,916
William W. Randolph ............    7,735,933          122,851        1,419,916
John S. Shearer ................    7,677,839          180,945        1,419,916
Richard A. Wickett .............    7,729,251          129,533        1,419,916
John B. Zumwalt ................    7,741,355          117,429        1,419,916

         2. To authorize the Company to execute an agreement with shareholder William W. Randolph to purchase his 102,618 shares, exclusive of his shares owned through The PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust, @ 33,036, 40,050 and 29,532 shares on February 15, 2001, 2002 and 2003, respectively, at a price determined at the immediately preceding September 30th.

                                   Number of Shares *

                           For...................   7,847,666
                           Against...............      11,118
                           Withheld..............   1,419,916


         3. To approve reappointment of PricewaterhouseCoopers L.L.P. as the Company's independent auditors for the fiscal year 2001.

                                   Number of Shares *

                           For...................   7,845,935
                           Against...............      12,849
                           Withheld..............   1,419,916

* These shares have been adjusted for the Company's five-for-one stock split effective February 1, 2001.

Item 5. Other Information

         None.

Item  6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit Number             Description
                  --------------             -----------
                       10.1 Promissory Note, dated March 19, 2001, between Suntrust Bank, a Georgia corporation, and Post, Buckley, Schuh & Jernigan, Inc., the Registrant's subsidiary.

                       10.2 Mortgage Security Agreement, dated March 19, 2001, between Suntrust Bank, a Georgia corporation, and Post, Buckley, Schuh & Jernigan, Inc., the Registrant's subsidiary.

                       10.3 ISDA Master Agreement, dated March 8, 2001, between Suntrust Bank and Post, Buckley, Schuh & Jernigan, Inc., the Registrant's subsidiary.

                       10.4 Schedule to the ISDA Master Agreement dated March 8, 2001, between Suntrust Bank and Post, Buckley, Schuh & Jernigan, Inc., the Registrant's subsidiary.

                       10.5 Confirmation of Interest Rate Transaction dated March 9, 2001, between Suntrust Bank and Post, Buckley, Schuh & Jernigan, Inc., the Registrant's subsidiary.

         (b)      Reports on Form 8-K

                  Report filed on Form 8-K for February 14, 2001-
                           Item 5, Other events: On November 21, 2000, the Company's Board of Directors approved a five-for-one stock split to be effective on February 1, 2001. The stock split resulted in an increase in the number of authorized shares to 15,000,000 and an increase to the number of issued and outstanding shares to 9,247,955. In addition, the new par value and market price of the Company's Common Stock's is $.00067 and $10.72, respectively.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               The PBSJ Corporation

Dated: May 15,  2001                           By: /s/ Richard A. Wickett
      --------------                              ------------------------------
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

        Signature                                 Capacity                          Date
------------------------------      ---------------------------------------     -------------
/s/ H. Michael Dye                  Chairman of the Board                       May 15, 2001
------------------------------      and Chief Executive Officer
H. Michael Dye                      (Principal Executive Officer)


/s/ Richard A. Wickett              Vice Chairman of the Board                  May 15, 2001
------------------------------      and Senior Vice President, Treasurer
Richard A. Wickett                  and Chief Financial Officer


/s/ John B. Zumwalt                 President/Chief Operating Officer           May 15, 2001
------------------------------
John B. Zumwalt


/s/ Robert J. Paulsen               Senior Vice President/Secretary             May 15, 2001
------------------------------
Robert J. Paulsen


/s/ John S. Shearer                 Executive Vice President                    May 15, 2001
------------------------------
John S. Shearer

        Signature                                 Capacity                          Date
------------------------------      ---------------------------------------     -------------
/s/ Todd J. Kenner                  Executive Vice President                    May 15, 2001
------------------------------
Todd J. Kenner


/s/ William W. Randolph             Vice President                              May 15, 2001
------------------------------
William W. Randolph

                                  EXHIBIT INDEX

EXHIBIT NUMBER             DESCRIPTION
--------------             -----------
    10.1 Promissory Note, dated March 19, 2001, between Suntrust Bank, a Georgia corporation, and Post, Buckley, Schuh & Jernigan, Inc., the Registrant's subsidiary.

    10.2 Mortgage Security Agreement, dated March 19, 2001, between Suntrust Bank, a Georgia corporation, and Post, Buckley, Schuh & Jernigan, Inc., the Registrant's subsidiary.

    10.3 ISDA Master Agreement, dated March 8, 2001, between Suntrust Bank and Post, Buckley, Schuh & Jernigan, Inc., the Registrant's subsidiary.

    10.4 Schedule to the ISDA Master Agreement dated March 8, 2001, between Suntrust Bank and Post, Buckley, Schuh & Jernigan, Inc., the Registrant's subsidiary.

    10.5 Confirmation of Interest Rate Transaction dated March 9, 2001, between Suntrust Bank and Post, Buckley, Schuh & Jernigan, Inc., the Registrant's subsidiary.