Form 10-Q
period 2001-06-30
PBSJ CORP /FL/
filed 2001-08-14
CIK 1117414

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the Quarterly Period Ended June 30, 2001

                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT
    OF 1934

             For the transition period from _________ to _________

                         Commission File No. 000-30911


                             THE PBSJ CORPORATION
                             --------------------
            (Exact name of registrant as specified in its charter)

                FLORIDA                                     59-1494168
                -------                                     ----------
   (State or other jurisdiction of                       (I.R.S. Employer
    Incorporation or organization)                      Identification No.)

                            2001 N.W. 107th AVENUE
                          MIAMI, FLORIDA  33172-2507
                          --------------------------
                   (Address of principal executive offices)


                                (305) 592-7275
                                --------------
             (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12(g) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[_]

  As of July 31, 2001 there were 9,268,277 shares of Common Stock, $.00067 par value per share, outstanding.

                             THE PBSJ CORPORATION

                                   FORM 10-Q

                                 JUNE 30, 2001

                               TABLE OF CONTENTS

Item
Number            CAPTION                                             PAGE

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements                                            3

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           12

Item 3. Quantitative and Qualitative Disclosures about Market Risk     22


PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                              22

Item 2. Changes in Securities                                          22

Item 3. Defaults Upon Senior Securities                                22

Item 4. Submission of Matters to a Vote of Security Holders            22

Item 5. Other Information                                              22

Item 6. Exhibits and Reports on Form 8-K                               23


SIGNATURES                                                             24

PART I

Item 1. Financial Statements

                             THE PBSJ CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

Assets                                                              June 30, 2001     September 30, 2000
------                                                              -------------     ------------------
Current Assets:                                                      (Unaudited)
  Cash and cash equivalents                                         $       4,255        $         173
  Marketable securities                                                       451                  451
  Accounts receivable, net                                                 40,505               38,688
  Unbilled fees, net                                                       28,207               27,805
  Other current assets                                                      1,480                3,063
                                                                    -------------        -------------

Total current assets                                                $      74,898        $      70,180

Property and equipment, at cost, less accumulated
  depreciation and amortization                                            34,374               29,029
Cash surrender value of life insurance                                      6,030                5,116
Deferred income taxes                                                       7,958                7,958
Other assets                                                                8,467                8,023
                                                                    -------------        -------------

Total assets                                                        $     131,727        $     120,306
                                                                    =============        =============

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
  Accounts payable and accrued expenses                             $      25,771        $      24,603
  Current portion of long term debt                                        11,276                2,422
  Accrued vacation                                                          5,670                4,563
  Deferred income taxes                                                    15,647               18,185
  Bank overdrafts                                                               -                1,655
                                                                    -------------        -------------

Total current liabilities                                           $      58,364        $      51,428

Long term debt                                                             12,087               10,800
Deferred compensation                                                       6,527                5,915
Other liabilities                                                           3,511                2,965
                                                                    -------------        -------------

Total liabilities                                                   $      80,489        $      71,108
                                                                    -------------        -------------

Stockholders' Equity:
  Redeemable common stock, par value $0.00067 and $0.0033,
   15,000,000 and 3,000,000 shares authorized, 9,279,617 and
   9,479,750 shares issued and outstanding at June 30, 2001 and
   September 30, 2000, respectively. Redeemable common stock
   had a redemption value of $99,477 and $74,132 at June 30, 2001
   and September 30, 2000, respectively.                                        6                    6
  Additional paid-in capital                                                    -                1,176
  Retained earnings                                                        56,070               48,971
  Accumulated other comprehensive income                                       (2)                  36
  Notes receivable from stockholders                                       (3,308)                   -
  Unearned compensation                                                    (1,528)                (991)
                                                                    -------------        -------------

Total stockholders' equity                                                 51,238               49,198
                                                                    -------------        -------------

                                                                    $     131,727        $     120,306
                                                                    =============        =============

  The accompanying notes are an integral part of these consolidated financial statements.

                             THE PBSJ CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                (in thousands)

STATEMENT OF OPERATIONS                  Three months ended June 30,    Nine months ended June 30,
DATA:                                        2001           2000           2001           2000
                                           --------       --------       --------       --------
Earned revenue:
  Engineering fees                         $83,494        $68,122        $227,624       $194,274
  Direct expenses                           20,787         18,063          55,472         47,485
                                           -------        -------        --------       --------
Net earned revenue                          62,707         50,059         172,152        146,789

Costs and expenses:
  Direct salaries                           22,941         18,748          63,085         54,412
  General and administrative expenses       34,451         27,992          97,370         80,955
                                           -------        -------        --------       --------
Total costs and expenses                    57,392         46,740         160,455        135,367

Operating income                             5,315          3,319          11,697         11,422

Other income (expenses):
  Interest expense                            (323)          (314)           (896)        (1,083)
  Other, net                                   213            329             547           (497)
                                           -------        -------        --------       --------
Total other expenses                          (110)            15            (349)        (1,580)

Income before income taxes                   5,205          3,334          11,348          9,842

  Provision for income taxes                 1,955          1,233           2,961          3,838
                                           -------        -------        --------       --------

Net income                                 $ 3,250        $ 2,101        $  8,387       $  6,004
                                           =======        =======        ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             THE PBSJ CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                   Nine months ended June 30,
                                                                      2001                 2000
                                                                 ---------            ---------
Cash flow from operating activities:
Net income                                                       $   8,387            $   6,004
  Adjustments to reconcile net income to net
    cash provided by operating activities:
Realized loss on sale of investments                                     -                  946
Non-cash special charges                                                 -                   (5)
Depreciation and amortization                                        6,356                5,718
Provision for bad debt and unbillable amounts                          852               (1,173)
Provision for deferred income taxes                                 (2,538)               2,771
Provision for deferred compensation                                    612                  603
Net investment in life insurance policies                             (914)                (513)
Change in operating assets and liabilities, net of
  acquisitions:
    (Increase) decrease in accounts receivable                      (2,669)                 308
    (Increase) in unbilled fees                                       (403)              (5,604)
    Decrease (increase) in other current assets                      1,583                 (299)
    (Increase) in other assets                                        (444)                (198)
    Increase in accounts payable and accrued
       expenses                                                      1,168               11,594
    Increase in accrued vacation                                     1,107                  749
    Increase in other liabilities                                      546                1,050
                                                                 ---------            ---------

    Net cash provided by operating
     activities                                                     13,643               21,951
                                                                 ---------            ---------

Cash flows from investing activities:
     Sales of marketable securities                                      -                2,940
    Purchase of property and equipment                             (10,478)              (9,875)
                                                                 ---------            ---------

    Net cash used in investing activities                          (10,478)              (6,935)
                                                                 ---------            ---------

Cash flows from financing activities:
    (Decrease) in bank overdraft                                    (1,655)              (3,823)
    Borrowings under line of credit                                136,882               73,814
    Proceeds from issuance of note payable                           9,000                    -
    Principal payments under line of credit                       (134,388)             (73,647)
    Principal payments under notes and mortgage payable             (2,309)              (2,616)
    (Increase) decrease in notes receivable from
    stockholders                                                    (3,308)                  58
    Sale of common stock                                             3,585                   71
    Purchase of common stock                                        (6,890)              (7,713)
                                                                 ---------            ---------

    Net cash provided by (used in) financing
    activities:                                                        917              (13,856)
                                                                 ---------            ---------

Net increase in cash and cash equivalents                            4,082                1,160

Cash and cash equivalents at beginning of year                         173                    -
                                                                 ---------            ---------

Cash and cash equivalents at end of year                         $   4,255            $   1,160
                                                                 =========            =========

       The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS (in thousands, except for share data)

1.  Summary of Significant Accounting Policies:

Basis of Presentation
---------------------
  The accompanying financial information has been prepared in accordance with the interim reporting rules and regulations of the Securities and Exchange Commission, and therefore does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates.

  In the opinion of management, the accompanying unaudited consolidated financial statements of the interim period contain all adjustments necessary to present fairly the financial position of The PBSJ Corporation as of June 30, 2001 and the results of operations and cash flows for the periods presented.
All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended June 30, 2001 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Basic and Diluted Earnings Per Share
------------------------------------
  In February of 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 does not require presentation of earnings per share (EPS) for entities not currently selling their securities in a public market or planning to sell their securities in a public market in the future. Since the Company's securities are not currently publicly traded or in the process of being registered to be publicly traded in the future, no presentation has been made.

Revenue Recognition
-------------------
  In the course of providing its services, the Company routinely incurs direct expenses such as subcontracts for services. In addition, the Company also includes pass-through costs on cost plus contracts which are customer-reimbursable materials, equipment and subcontractor costs when the Company determines that it is responsible for engineering specification, procurement and management of such cost components on behalf of the customer. These direct expenses are principally passed through to the Company's clients with minimal or no mark-up and, in accordance with industry practice, are included in the Company's gross revenues. Accordingly, the Company also reports net earned revenue, which is gross revenue less direct expenses. For cost-plus and time and material contracts, the Company reports fees earned based on actual labor multiplied by contractual rates or multipliers. For fixed price contracts, the Company reports fees earned on the percentage of completion basis which includes revenue on the basis of costs incurred to date as a percentage of the total estimated costs.

  Anticipated losses are recognized in total in the period in which they became determinable. Accounts receivable is presented net of an allowance for doubtful accounts of $2,258 and $2,296 at June 30, 2001 and September 30, 2000, respectively. Unbilled fees are presented net of an allowance for estimated unbillable amounts of $611 at June 30, 2001 and September 30, 2000.

Recent Accounting Pronouncements
--------------------------------
  In June 2001, the FASB unanimously voted in favor of SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS 142 will also require recognized intangible assets be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the Standard until its life is determined to no longer be indefinite. SFAS 141 is effective for all business combinations initiated after June 30, 2001, while the provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. The Company is currently analyzing the effect the adoption of these standards will have on its financial statements.

Capital Structure
-----------------
  The Company has authorized 15,000,000 shares of common stock (par value $.00067).

  The by-laws of the Company require the Company to redeem, at fair market value, common stock held by shareholders who terminate employment with the Company. As of June 30, 2001 and September 30, 2000, there is no outstanding redeemable common stock relating to employees no longer employed by the Company. The redemption value of all outstanding shares is as follows: June 30, 2001 - $99,477 and September 30, 2000 - $74,132.

  Retained earnings increased from $48,971 at September 30, 2000 to $56,070 at June 30, 2001 as a result of $8,387 in earnings, offset by $1,287 due to a significant purchase of common stock from terminated employees. The purchase of common stock also caused additional paid in capital to decrease from $1,176 at September 30, 2000 to $0 at June 30, 2001. Unearned compensation increased from ($991) at September 30, 2000 to ($1,528) at June 30, 2001 due to the issuance of restricted stock during the Company's 2001 stock offering, offset by amortization related to restricted stock issued to employees.

2.  Contingencies:

  The Company is involved in legal actions arising in the ordinary course of business. The Company maintains a full range of insurance coverage, including worker's compensation, general and professional liability (including pollution liability) and property coverage. The Company insurance policies may offset the amount of loss exposure from legal actions.

  As of June 30, 2001, there were approximately 20 cases pending against the Company, where plaintiffs allege damages resulting from the Company's engineering services. The plaintiffs' allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract.

  As of June 30, 2001, the Company had a reserve of approximately $3.5 million for all potential and existing liabilities that, in management's opinion, are probable. The Company expects to pay these liabilities over the next one to three years. Management is of the opinion that the liabilities ultimately resulting from such existing and other pending proceedings, lawsuits and claims should not materially affect the Company's financial position, results of operations or cash flows.

3.  Income Taxes:
  The provision for income taxes for the nine-month periods ended June 30, 2001 and 2000 was 26.1% and 38.9%, respectively. The decrease in the effective tax rate for the nine-month period ended June 30, 2001 is due to an estimated $2 million research and development tax credit, net of tax effects, to be received during fiscal 2001.

4. Segment Reporting:

   Financial information relating to the Company's operations by service is as follows:

Three Months Ended June 30, 2001
                                    Transportation    Construction     Civil      Environmental        Total
Engineering fees                           $34,682         $10,382     $17,904            $20,526      $ 83,494
Net earned revenue                          24,226           7,493      14,743             16,245        62,707
Operating income                             2,896             905         291              1,223         5,315
Depreciation and amortization                  971             302         477                618         2,368
Total assets                                54,008          17,006      29,719             30,994       131,727
Capital expenditures                         1,458             453         703                942         3,556

Three Months Ended June 30, 2000
                                    Transportation    Construction     Civil      Environmental        Total
Engineering fees                           $28,067         $ 8,498     $17,493            $14,064      $ 68,122
Net earned revenue                          19,781           6,117      12,925             11,236        50,059
Operating income                             4,123           1,737      (1,775)              (766)        3,319
Depreciation and amortization                  983             323         495                397         2,198
Total assets                                41,884          12,452      33,960             24,904       113,200
Capital expenditures                         1,690             557         852                678         3,777

Nine Months Ended June 30, 2001
                                    Transportation    Construction     Civil      Environmental        Total
Engineering fees                           $93,325         $29,386     $51,355            $53,558      $227,624
Net earned revenue                          66,694          21,331      41,942             42,185       172,152
Operating income                             6,220           2,604          65              2,808        11,697
Depreciation and amortization                2,606             821       1,434              1,495         6,356
Total assets                                54,008          17,006      29,719             30,994       131,727
Capital expenditures                         4,296           1,353       2,364              2,465        10,478

Nine Months Ended June 30, 2000
                                    Transportation    Construction     Civil      Environmental        Total
Engineering fees                           $77,426         $24,125     $52,492            $40,231      $194,274
Net earned revenue                          56,643          17,499      40,393             32,254       146,789
Operating income                             7,110           2,627         640              1,045        11,422
Depreciation and amortization                2,280             710       1,544              1,184         5,718
Total assets                                41,884          12,452      33,960             24,904       113,200
Capital expenditures                         3,936           1,227       2,670              2,042         9,875

5.  Long Term Debt:

                                                                             June 30,         September 30,
                                                                               2001               2000
                                                                           -----------      -----------------
    Line of credit unused availability of  $26,748,
      and $29,242 at June 30, 2001 and September 30,
      2000, respectively.                                                  $   10,252       $       7,758

    Mortgage note payable due in monthly  installments
      starting on April 16, 2001, with interest,
      collateralized by real property; unpaid principal
      due March 16, 2011.  Interest at LIBOR plus the
      floating rate margin of not less than 65 basis
      points and not greater than 90 basis points.
      (4.51% at June 30, 2001)                                                 8,943                    -

    Term loan due in annual installments of $2,000
      through July 31, 2002.  Interest at LIBOR plus 75
      basis points or prime minus 50 basis points
      (4.61% and 7.37% at June 30, 2001 and
      September 30, 2000, respectively).                                       2,000                4,000

    Notes payable to John Powell & Associates due in
      three annual installments of $333 with interest
      of 7.12% through 2003.                                                   1,000                    -

    Notes payable to current and former stockholders
      due in monthly and quarterly installments with
      interest of 7.25% through 2002.                                             93                  137

    Capital lease of equipment, interest accrues at 8.3%,
      collateralized by certain equipment, due in
      monthly payments of principal and interest of $36.                       1,075                1,327
                                                                           ---------        -------------
                                                                              23,363               13,222
    Less current portion                                                      11,276                2,422
                                                                           ---------        -------------

    Long term debt                                                         $  12,087        $      10,800
                                                                           =========        =============


    The Company has a $37 million line of credit agreement with a bank. The expiration date on the line of credit is June 30, 2002. The interest rate ranges from LIBOR plus 50 basis points to prime minus 125 basis points if the Company's funded debt coverage ratio is less than 2.5 (4.36% and 7.12% at June 30, 2001 and September 30, 2000, respectively). The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if the Company's funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios.

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

     On March 8, 2001, the Company entered into a cash flow hedge. The fair value of the derivative instrument is recorded in other liabilities at June 30, 2001, and approximated $37,884. This amount, which has been deferred to AOCI, will be reclassified to other (expenses) income over the next five years, the term of the derivative instrument.

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

  This Form 10-Q for the third quarter ended June 30, 2001 contains "forward-looking statements" within the meaning of the securities laws that involve risks and uncertainties. These statements contain or express our intentions, beliefs, expectations, strategies or predictions for the future. Although the Company's management believes that its expectations are reasonable and are based on reasonable assumptions, theses assumptions are subject to a wide range of business risks and uncertainties, explained in detail in the Company's Form 10 Registration Statement and Form 10-K, that may cause actual results, performance or achievements to differ materially from those stated or implied by these forward-looking statements. We do not intend nor assume any obligation to update any forward-looking statements.


Results of Operations

  The following table sets forth the percentage of net earned service revenue represented by the items in our consolidated statements of income:

                                       Three months ended June 30,         Nine months ended June 30,
                                         2001             2000               2001            2000
                                       --------         --------           --------        --------
Engineering fees                        133.1%           136.1%             132.2%          132.4%
Direct expenses                          33.1             36.1               32.2            32.4
                                       --------         --------           --------        --------
Net earned revenue                      100.0            100.0              100.0           100.0
Costs and Expenses:
  Direct salaries                        36.6             37.5               36.6            37.1
  Selling, general and
    administrative expenses              54.9             55.9               56.6            55.2
                                       --------         --------           --------        -------
Operating income                          8.5              6.6                6.8             7.7
Interest expense                          (.5)             (.6)               (.5)            (.7)
Other, net                                 .3               .6                 .3             (.3)
                                       --------         --------           --------        -------
Income before income taxes                8.3              6.6                6.6             6.7
Provision for income taxes                3.1              2.5                1.7             2.6
                                       --------         --------           --------        -------
Net income                                5.2%             4.1%               4.9%            4.1%

A summary of operating results is as follows for the three and nine months ended June 30 (dollars in thousands):

                                                                Three months ended June 30,
                                                                2001                   2000
                                                          ------------             -----------
Engineering fees..................................        $     83,494             $    68,122
Direct expenses...................................              20,787                  18,063
                                                          ------------             -----------

Net earned revenue................................              62,707                  50,059

Costs and expenses................................              57,392                  46,740
                                                          ------------             -----------

Operating income..................................               5,315                   3,319

Other expenses....................................                (323)                     15
Provision for income taxes........................               1,955                   1,233
                                                          ------------             -----------

Net income........................................        $      3,250             $     2,101
                                                          ============             ===========
                                                                Nine months ended June 30,
                                                                2001                   2000
                                                          -------------            -----------
Engineering fees..................................        $     227,624            $   194,274
Direct expenses...................................               55,472                 47,485
                                                          -------------            -----------

Net earned revenue................................              172,152                146,789

Costs and expenses................................              160,455                135,367
                                                          -------------            -----------

Operating income..................................               11,697                 11,422

Other expenses....................................                 (349)                (1,580)
Provision for income taxes........................                2,961                  3,838
                                                          -------------            -----------

Net income........................................        $       8,387            $     6,004
                                                          =============            ===========

Segment Results of Operations

     Our businesses are reported as four segments, reflecting our management methodology and structure. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements. We evaluate performance based on operating profit of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for the three and nine months ended June 30, 2001 as compared to 2000.

Transportation
--------------

                                           Three months ended June 30,          Nine months ended June 30,
                                         ------------------------------        -----------------------------
                                           2001     % Change     2000            2001    % Change     2000
                                         --------  ---------  ---------        --------  ---------  --------
                                             (Amounts in Thousands)               (Amounts in Thousands)
                                             ---------------------                ----------------------
Engineering Fees....................     $ 34,682     23.6%   $  28,067        $ 93,325    20.5%    $ 77,426

Direct Expenses.....................       10,456     26.2        8,286          26,631    28.1       20,784

Net Earned Revenue..................       24,246     22.5       19,781          66,694    17.7       56,643

Costs and Expenses..................       21,330     36.2       15,658          60,474    22.1       49,533

Operating Income....................     $  2,896    -29.8%   $   4,123        $  6,220   -12.5%    $  7,110

       Engineering fees of $34.7 million for the three-month period ended June 30, 2001 increased 23.6% as compared to $28.1 million for the same period in 2000. For the nine-month period ended June 30, 2001, engineering fees were $93.3 million compared to $77.4 million in 2000, representing a 20.5% increase. Higher volumes from continued strength in the transportation services market and engineering fees from new projects were the primary contributors to this increase during 2001.

       Reported net earned revenue was $24.2 million during the three-month period ended June 30, 2001 as compared to $19.8 million for the same period in 2000, representing an increase of 22.5%. For the nine- month period ended June 30, 2001, net earned revenue was $66.7 million compared to $56.6 million in 2000, representing a 17.7% increase. Net earned revenue increased at a smaller percentage than engineering fees as a result of the percentage increase in direct expenses being greater than the percentage increase in engineering fees. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses were $10.5 million during the three-month period ended June 30, 2001 as compared to $8.3 million for the same period in 2000, representing an increase of 26.2%. For the nine-month period ended June 30, 2001, direct expenses were $26.6 million compared to $20.8 million in 2000, representing a 28.1% increase. Direct expenses, as a percentage of net earned revenue, were 43.2% for the three-month period ended June 30, 2001 as compared to 41.9% for the same period in 2000. For the nine-month period ended June 30, 2001, direct expenses, as a percentage of net earned revenue, were 39.9% compared to 36.7% in 2000. The increase in direct expenses and direct expenses as a percentage of net earned revenue is due to the increased use of sub-consultants as a result of the significant growth in engineering fees.

       Reported operating income was $2.9 million for the three-month period ended June 30, 2001 as compared to $4.1 million for the same period in 2000, representing a decrease of 29.8%. For the nine-month period ended June 30, 2001, operating income was $6.2 million compared to $7.1 million in 2000, representing a 12.5% decrease. Operating income as a percentage of net earned revenue was 12.0% for the three-month period ended June 30, 2001 as compared to 20.8% for the same period in 2000. For the nine- month period ended June 30, 2001, operating income, as a percentage of net earned revenue, was 9.3% compared to 12.6% in 2000. The decrease in operating income and operating income as a percentage of net earned revenue for the three-month and nine-month periods ended June 30, 2001, is a result of an adjustment made during the third quarter of fiscal year 2000 to the total allowance for doubtful accounts. Due to improved collections during fiscal year 2000, the total allowance for doubtful accounts decreased approximately $2.4 million, from $4.9 million at September 30, 1999 to $2.5 million at June 30, 2000. This segment's allocation from the adjustment in the allowance for doubtful accounts approximated $940,000. In addition, the decrease in operating income and operating income as a percentage of net earned revenue for the three-month period ended June 30, 2001 is due to general and administrative costs increasing at a greater rate than net earned revenue. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased at a lesser rate than the increase in engineering fees due to an extremely competitive hiring atmosphere in the industry. Therefore, additional labor required to support our internal growth was supplied through the use of sub-consultants, or direct expenses. The increase in general and administrative expenses increased primarily due to annual increases in pay rates, increases in the accrual of insurance expenses related to our medical plan and increases in expenses related to office relocations and building/equipment costs associated with those moves.

Civil Engineering
-----------------

                                           Three months ended June 30,          Nine months ended June 30,
                                         ------------------------------        -----------------------------
                                           2001     % Change     2000            2001    % Change     2000
                                         --------  ---------  ---------        --------  ---------  --------
                                             (Amounts in Thousands)               (Amounts in Thousands)
                                             ---------------------                ----------------------
Engineering Fees......................   $ 17,904     2.3%    $ 17,493         $ 51,355     -2.2%   $ 52,492

Direct Expenses.......................      3,161   -30.8        4,568            9,413    -22.2      12,099

Net Earned Revenue....................     14,743    14.1       12,925           41,942      3.8      40,393

Costs and Expenses....................     14,452    -1.7       14,700           41,877      5.3      39,753

Operating Income......................   $    291   116.4%   ($  1,775)        $     65    -89.8%        640

       Engineering fees of $17.9 million for the three-month period ended June 30, 2001 increased 2.3% as compared to the same period in 2000. For the nine-month period ended June 30, 2001, engineering fees were $51.4 million compared to $52.5 million in 2000, representing a 2.2% decrease. This decrease is directly related to the slowdown in the economy since late 2000. Civil engineering clients are typically private sector clients. Therefore, they tend to be affected by the fluctuations in the economy more than the public sector clients associated with our other segments.

       Reported net earned revenue was $14.7 million for the three-month period ended June 30, 2001 as compared to $12.9 million for the same period in 2000, representing an increase of 14.1%. For the nine- month period ended June 30, 2001, net earned revenue was $41.9 million compared to $40.4 million in 2000, representing a 3.8% increase. Net earned revenue increased at a greater rate than engineering fees as a result of the reduction in the use of sub-consultants due to the slowdown in the economy. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses were $3.2 million during the three-month period ended June 30, 2001 as compared to $4.6 million for the same period in 2000, representing a decrease of 30.8%. For the nine-month period ended June 30, 2001, direct expenses were $9.4 million compared to $12.1 million in 2000, representing a 22.2% decrease. Direct expenses, as a percentage of net earned revenue decreased to 21.4% for the three-month period ended June 30, 2001 from 35.3% for the same period in 2000. For the nine-month period ended June 30, 2001, direct expenses, as a percentage of net earned revenue, were 22.4% compared to 30.0% in 2000. The decrease in direct expenses and direct expenses as a percentage of net earned revenue is due to the decreased use of sub-consultants as a result of the slowdown in the economy.

       Reported operating income was $291,000 for the three-month period ended June 30, 2001 as compared to a loss of $1.8 million for the same period in 2000, representing an increase of 116.4%. For the nine-month period ended June 30, 2001, operating income was $65,000 compared to $640,000 in

2000, representing an 89.8% decrease. Operating income as a percentage of net earned revenue was 2.0% for the three months ended June 30, 2001 as compared to (13.7%) for the same period in 2000. For the nine-month period ended June 30, 2001, operating income, as a percentage of net earned revenue, was 0.2% compared to 1.6% in 2000. The increase in operating income and operating income as a percentage of net earned revenue for the three-month period ended June 30, 2001 is due to increased efficiencies and good cost control related to direct salaries and general and administrative expenses. The decrease in operating income and operating income as a percentage of net earned revenue for the nine-month period ended June 30, 2001, is a result of an adjustment made during the third quarter of fiscal year 2000 to the total allowance for doubtful accounts. Due to improved collections during fiscal year 2000, the total allowance for doubtful accounts decreased approximately $2.4 million, from $4.9 million at September 30, 1999 to $2.5 million at June 30, 2000. This segment's allocation from the adjustment in the allowance for doubtful accounts approximated $293,000. In addition, the decrease in operating income and operating income as a percentage of net earned revenue for the nine-month period ended June 30, 2001 is due to (1) two less production days during this period as compared to the same period in 2000, and (2) a decrease in chargeability during 2001 as compared to 2000 as a result of the slowed economy during 2001. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. For the three and nine-month period ended June 30, 2001, direct salaries decreased, as a percentage of net earned revenue, as a direct result of the downturn in the economy. The increase in general and administrative expenses increased primarily due to annual increases in pay rates, increases in the accrual of insurance expenses related to our medical plan and increases in expenses related to office relocations and building/equipment costs associated with those moves.

Environmental
-------------

                                           Three months ended June 30,          Nine months ended June 30,
                                         ------------------------------        -----------------------------
                                           2001     % Change     2000            2001    % Change     2000
                                         --------  ---------  ---------        --------  ---------  --------
                                             (Amounts in Thousands)               (Amounts in Thousands)
                                             ---------------------                ----------------------
Engineering Fees.....................    $ 20,526      45.9%   $ 14,064        $ 53,558     33.1%   $ 40,231

Direct Expenses......................       4,281      51.4       2,828          11,373     42.6       7,976

Net Earned Revenue...................      16,245      44.6      11,236          42,185     30.8      32,254

Costs and Expenses...................      15,022      25.2      12,002          39,377     26.2      31,209

Operating Income.....................    $  1,223     259.7%  ($    766)       $  2,808    168.7%   $  1,045

       Engineering fees of $20.5 million for the three-month period ended June 30, 2001 increased 45.9% as compared to $14.1 million for the same period in 2000. For the nine-month period ended June 30, 2001, engineering fees were $53.6 million compared to $40.2 million in 2000, representing a 33.1% increase. Higher volumes from renewed strength in the environmental services market and engineering fees from new projects were the primary contributors to this increase during 2001. The two biggest contributors to this segment's higher volumes and new projects were the acquisition of J. Powell and Associates on January 1, 2001 and the Company's work with the Federal Emergency Management Agency (FEMA).

       Reported net earned revenue was $16.2 million during the three-month period ended June 30, 2001 as compared to $11.2 million for the same period in 2000, representing an increase of 44.6%. For the nine-month period ended June 30, 2001, net earned revenue was $42.2 million compared to $32.3 million in 2000, representing a 30.8% increase. Net earned revenue increased at a slightly smaller percentage than engineering fees as a result of the percentage increase in direct expenses being greater than the percentage increase in engineering fees. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses were $4.3 million during the three-month period ended June 30, 2001 as compared to $2.8 million for the same period in 2000, representing an increase of 51.4%. For the nine-month period ended June 30, 2001, direct expenses were $11.4 million compared to $8.0 million in 2000, representing a 42.6% increase. Direct expenses, as a percentage of net earned revenue, were 26.4% for the three-month period ended June 30, 2001 as compared to 25.2% for the same period in 2000. For the nine-month period ended June 30, 2001, direct expenses, as a percentage of net earned revenue, was 27.0% compared to 24.7% in 2000. The increase in direct expenses and direct expenses as a percentage of net earned revenue is due to the increased use of sub-consultants as a result of the significant growth in engineering fees within this segment.

       Reported operating income was $1.2 million for the three-month period ended June 30, 2001 as compared to ($766,000) for the same period in 2000, representing an increase of 259.7%. For the nine-month period ended June 30, 2001, operating income was $2.8 million compared to $1.0 million in 2000, representing a 168.7% increase. Operating income, as a percentage of net earned revenue, was 7.5% for the three-month period ended June 30, 2001 as compared to (6.8%) for the same period in 2000. For the nine-month period ended June 30, 2001, operating income, as a percentage of net earned revenue, was 6.7% compared to 3.2% in 2000. The increase in operating income and operating income as a percentage of net earned revenue is due to general and administrative costs increasing at a lesser rate than engineering fees as a result of good cost control within this segment. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased at a lesser rate than the increase in engineering fees due to an extremely competitive hiring atmosphere in the industry. Therefore, additional labor required to support our internal growth was supplied through the use of sub-consultants, or direct expenses. The increase in general and administrative expenses increased primarily due to annual increases in pay rates, increases in the accrual of insurance expenses related to our medical plan and increases in expenses related to office relocations and building/equipment costs associated with those moves.

Construction Management
-----------------------

                                               Three months ended June 30,               Nine months ended June 30,
                                            ---------------------------------       --------------------------------
                                              2001      % Change      2000            2001     % Change      2000
                                            --------    --------    ---------       --------   --------    ---------
                                                 (Amounts in Thousands)                  (Amounts in Thousands)
Engineering Fees.......................     $ 10,382       22.2%     $  8,498       $ 29,386     21.6%     $  24,125

Direct Expenses........................        2,889       21.3         2,381          8,055     21.6          6,626

Net Earned Revenue.....................        7,493       22.5         6,117         21,331     21.9         17,499

Costs and Expenses.....................        6,588       50.4         4,380         18,727     25.9         14,872

Operating Income.......................     $    905      -47.9%     $  1,737       $  2,604     -0.9%     $   2,627

       Engineering fees of $10.4 million for the three-month period ended June 30, 2001 increased 22.2% as compared to $8.5 million for the same period in 2000. For the nine-month period ended June

30, 2001, engineering fees were $29.4 million compared to $24.1 million in 2000, representing a 21.6% increase. Higher volumes from renewed strength in the construction services market and engineering fees from new projects were the primary contributors to this increase during 2001.

       Reported net earned revenue was $7.5 million during the three-month period ended June 30, 2001 as compared to $6.1 million for the same period in 2000, representing an increase of 22.5%. For the nine-month period ended June 30, 2001, net earned revenue was $21.3 million compared to $17.5 million in 2000, representing a 21.9% increase. Net earned revenue increased at a slightly greater percentage than engineering fees during the three-month period ended June 30, 2001 as a result of the percentage increase in direct expenses being less than the percentage increase in engineering fees. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses were $2.9 million during the three-month period ended June 30, 2001 as compared to $2.2 million for the same period in 2000, representing an increase of 21.3%. For the nine-month period ended June 30, 2001, direct expenses were $8.1 million compared to $6.6 million in 2000, representing a 21.6% increase. Direct expenses, as a percentage of net earned revenue, was 38.6% for the three-month period ended June 30, 2001 as compared to 38.9% for the same period in 2000. For the nine-month period ended June 30, 2001, direct expenses, as a percentage of net earned revenue, was 37.8% as compared to 37.9% for the same period in 2000. The increase in direct expenses is directly related to the increase in engineering fees. The use of sub-consultants has remained consistent within this segment as a result of the significant growth in engineering fees and competitive hiring environment.

       Reported operating income was $905,000 for the three-month period ended June 30, 2001 as compared to $1.7 million for the same period in 2000, representing a decrease of 47.9%. For the nine-month period ended June 30, 2001, operating income stayed consistent at $2.6 million compared to 2000. Operating income as a percentage of net earned revenue was 12.1% for the three-month period ended June 30, 2001 as compared to 28.4% for the same period in 2000. For the nine-month period ended June 30, 2001, operating income, as a percentage of net earned revenue, was 12.2% compared to 15.0% in 2000. The decrease in operating income and operating income as a percentage of net earned revenue for the three and nine-month periods ended June 30, 2001 is a result of an adjustment made during the third quarter of fiscal year 2000 to the total allowance for doubtful accounts. Due to improved collections during fiscal year 2000, the total allowance for doubtful accounts decreased approximately $2.4 million, from $4.9 million at September 30, 1999 to $2.5 million at June 30, 2000. This segment's allocation from the adjustment in the allowance for doubtful accounts approximated $627,000. In addition, the decrease in operating income and operating income as a percentage of net earned revenue for the three-month period ended June 30, 2001 is due to general and administrative costs increasing at a greater rate than net earned revenue. The increase in general and administrative expenses increased primarily due to annual increases in pay rates, increases in the accrual of insurance expenses related to our medical plan and increases related to office relocations and building/equipment costs associated with those moves. Direct salaries, as a percentage of net earned revenue, was 44.3% for the three-month period ended June 30, 2001 and 39.5% for the same period in 2000. However, for the nine-month periods ended June 30, 2001 and 2000, direct salaries, as a percentage of net earned revenue, were consistent at 42.7%.

Consolidated Results

Other income (expenses):

       Other income and expenses primarily consists of interest and dividend income and interest expense. Other income was $213,000 and $329,000 for the three-month period ended June 30, 2001 and 2000, respectively. For the nine-month periods ended June 30, 2001 and 2000, other income (expenses) was $547,000 and ($497,000), respectively. The increase in the nine-month period is due to a real estate commission received during 2001 for subletting the Company's Houston office and an investment loss recognized in 2000 on the sale of investments. Interest expense was $323,000 and $314,000 for the three-month period ended June 30, 2001and June 30, 2000, respectively. For the nine-month periods ended June 30, 2001 and 2000, interest expense was $896,000 and $1.1 million respectively. The decrease for the nine-month period ended June 30, 2001 is a result of lower interest rates.

Net Income:

       Net income was $3.3 million and $2.1 million for the three-month periods ended June 30, 2001 and 2000. For the nine-month period ended June 30, 2001, net income was $8.4 million as compared to $6.0 million for the same period in 2000. The percentage of net income to net earned revenue increased from 4.1% for the three-month period ended June 30, 2000 to 5.2% for the same period in 2001. For the nine-month period ended June 30, 2001, the percentage of net income to net earned revenue was 4.9% as compared to 4.1% for the same period in 2000. The increase in 2001 was a result of the reduction in the provision for income taxes and the reduction in other expenses. The reduction in the provision for income taxes is due to an estimated $2 million research and development tax credit, net of tax effects, to be received in 2001.

Liquidity and Capital Resources

Cash From Operating Activities

       Net cash provided by operating activities totaled $13.6 million for the nine months ended June 30, 2001 as compared to net cash provided by operating activities of $22.0 million for the same period in 2000. The significant decrease is primarily a result of (1) the increase in accounts receivable, offset by the increase in unbilled fees being significantly less during the nine-month period ended June 30, 2001 as compared to the same period in 2000 and
(2) the significant decrease in accounts payable and the provision of deferred taxes. Fluctuations in accounts payable are related to direct expenses, where the timing of payment to subcontractors is directly related to the collection of related receivables.

       Net income of $8.4 million for the nine months ended June 30, 2001 increased 39.7% as compared to net income of $6.0 million for the same period in 2000. The increase in 2001 was a result of 17.3% growth in net earned revenue as a result of internal growth and the acquisition of J. Powell and Associates in California, combined with a reduction in the provision for income taxes. The reduction in the provision for income taxes is due to an estimated $2 million research and development tax credit, net of tax effects, to be received in 2001.

       Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not in the past paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock in the foreseeable future. All earnings are retained for investment in our business.

       Approximately 90% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contract. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. The unbilled fees account increased $403,000, from $27.8 million at September 30, 2000 to $28.2 million at June 30, 2001. The number of days outstanding for unbilled fees was 34 days and 39 days at June 30, 2001 and September 30, 2000, respectively. By comparison, according to PSMJ Resources, Inc., the average days outstanding for unbilled fees for design firms of comparable size was 32.8 days in 2000 and 31.3 days in 1999.

       The allowance for doubtful accounts remained consistent at $2.3 million at June 30, 2001 and September 30, 2000. The number of day's sales outstanding for accounts receivable was approximately 48 days and 53 days at June 30, 2001 and September 30, 2000, respectively. According to PSMJ Resources, Inc. the average days sales accounts receivables for design firms of comparable size to us was 67.4 days in 2000 and 73.4 days in 1999.

Cash Flow from Investing Activities

       Net cash used in investing activities was $10.5 million for the nine months ended June 30, 2001 as compared to $6.9 million for the same period in 2000. The increase is due to the purchase of land and the construction of a new office building for our Orlando office in Maitland, Florida, offset by the sale of marketable securities during the nine-month period ended June 30, 2000.

Cash Flow from Financing Activities

       Net cash provided by financing activities for the nine months ended June 30, 2001 was $917,000, as compared to net cash used in financing activities of $13.9 million for the same period in 2000. The increase in cash provided by financing activities is attributable to increased borrowings related to the financing of our new office building in Maitland, Florida, increased borrowings under the line of credit, increased proceeds from the sale of stock and the lower reduction in bank overdrafts during the nine-month period ended June 30, 2001.

Capital Resources

       As of June 30, 2001, we have a $37 million revolving line of credit agreement. The expiration of the revolving line of credit is June 30, 2002. The interest rate on the revolving line of credit ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt average ratio is less than 2.5 (4.36% and 7.12% at June 30, 2001 and September 30, 2000,
respectively). The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 and 3.0. As of June 30, 2001, we had $13.7 million outstanding under the revolving line of credit, which accrued interest at an effective rate of 4.36% for the nine months ended June 30, 2001. By comparison, on September 30, 2000, we had $7.8 million outstanding under the revolving line of credit, which accrued interest at an effective rate of 7.12% for the year ended September 30, 2000. The increase in the line of credit was directly related to the increase in capital expenditures and the funding of the acquisition of certain assets from J. Powell and Associates.

       As of June 30, 2001, we had an outstanding $2 million term loan. The term loan matures on July 31, 2002, and principal is amortized in annual installments of $2.0 million. Interest on the term loan is either LIBOR plus 75 basis points or prime minus 100 basis points. The effective interest rate on the term loan was 4.61% for the nine months ended June 30, 2001 as compared to 7.37% for the fiscal year ended September 30, 2000. The revolving line of credit and term loan are collateralized by substantially all of our assets.

       Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income.

       Our capital expenditures are generally for purchases of property and equipment. We spent $10.5 and $9.9 million on such expenditures for the nine months ended June 30, 2001 and 2000. We spent $3.6 and $3.8 million on such expenditures for the three months ended June 30, 2001 and 2000. The capital expenditures increased during the last two quarters of fiscal year 2000 and during the first two quarters of fiscal year 2001 as a result of increased leasehold improvements related to several office relocations, information technology purchases and construction costs for the new Orlando office building.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We believe that our exposure to market risks is minimal. We do not hold market-risk sensitive instruments for trading purposes. The interest rate on our revolving line of credit and term loan ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5 (4.36% and 7.12% at June 30, 2001 and September 30, 2000, respectively). The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The Company mitigates interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit or term loan. As of June 30, 2001, the fair value of the debt is consistent with the outstanding principal balance.

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

     (a)  Exhibits - None.

     (b)  Reports on Form 8-K - None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  The PBSJ Corporation


Dated:  August 14, 2001                         By    Richard A. Wickett
     ------------------                           ----------------------

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

     Signature                            Capacity                                 Date
-----------------------       -------------------------------                ---------------
H. Michael Dye                  Chairman of the Board                        August 14, 2001
-----------------------         and Chief Executive Officer
H. Michael Dye                  (Principal Executive Officer)


Richard A. Wickett              Vice Chairman of the Board                   August 14, 2001
-----------------------         and Senior Vice President, Treasurer
Richard A. Wickett              and Chief Financial Officer


John B. Zumwalt                 President/Chief Operating Officer            August 14, 2001
-----------------------
John B. Zumwalt


Robert J. Paulsen               Senior Vice President/Secretary              August 14, 2001
-----------------------
Robert J. Paulsen


John S. Shearer                 Executive Vice President                     August 14, 2001
-----------------------
John S. Shearer

Todd J. Kenner                  Executive Vice President                     August 14, 2001
-----------------------
Todd J. Kenner


William W. Randolph             Vice President                               August 14, 2001
-----------------------
William W. Randolph