Form 10-K
period 2001-09-30
PBSJ CORP /FL/
filed 2001-12-18
CIK 1117414

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                          __________________________

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 2001

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

                  ___________________________________________

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock ($.00067 Par Value)
                       --------------------------------
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [_]

     The number of shares of Common Stock outstanding as of November 30, 2001 was 9,149,641. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the $14.20 closing price for the registrant's Common Stock on December 15, 2001 was approximately $25,297,131. Directors, executive officers and 10% or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates information by reference from the registrant's definitive Proxy Statement to be used in conjunction with its fiscal 2002 Annual Meeting of Shareholders.

                                     PART I

ITEM 1.  BUSINESS

General

         The PBSJ Corporation and its subsidiaries is an employee-owned professional services organization that provides a broad range of planning, design and construction services to a variety of public and private sector clients. Our four major business segments are transportation, environmental, civil engineering and construction management, representing 41%, 24%, 22% and 13%, respectively, of our fiscal 2001 revenues. We utilize our expertise in engineering, planning, management, environmental, architectural and surveying disciplines to solve complex problems in each of these basic service areas. We provide these services through our staff of over 2,750 professional, technical and support personnel. We believe our multi-disciplinary approach to problems facilitates our ability to effectively meet the needs of our clients.

         Since our founding in 1960, we have grown from a small civil engineering practice with operations only in South Florida to a national design firm offering a full range of engineering, architectural and planning services throughout the United States. Evidencing this, in 2000, Engineering News-Record ranked PBSJ 12th on its list of the top 100 pure design firms (traditional design firms with no construction capability) in the United States, based on design revenue. During fiscal 2001, we provided services to approximately 3,000 clients in the public and private sectors. Approximately 95% of our clients had previously used our services. In fiscal 2001, 72% of our net revenues were derived from the public sector and 28% from the private sector.

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

Acquisitions

          Throughout our history, PBSJ has made selected strategic acquisitions to increase the firm's geographic presence in the West and Central regions, to enhance its technical capabilities firm-wide and to solidify our operations in the Eastern region. Once we acquire a firm it is integrated and consolidated into our existing operations and the subsidiary ceases to exist as a separate operating entity. The following acquisitions occurred in the last three years:

          .   January 2001 - J. Powell & Associates, Inc.
              The Company acquired certain assets from J. Powell and Associates on January 1, 2001 for $2.2 million less the amount of J. Powell's accrued vacation at January 1, 2001. The assets acquired include fixed assets, goodwill of the trade name and deposits on leased properties. The acquisition of these assets contributes to the Company's goal of increasing its presence in the Western region.
              J. Powell's areas of specialty included civil engineering, environmental engineering and construction management in both the private and public sectors. The acquisition will be accounted for using the purchase method of accounting, and the results of operations will be included since the respective date of acquisition, which is January 1, 2001.

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

Business Segments

          The following table sets forth our revenues, in thousands, from each of our four basic business segments for each of the three years ended September 30, 2001, 2000, and 1999, and the approximate percentage of our total revenues attributable to each business segment:

                                                  2001                      2000                       1999
                                          -------------------       ---------------------    ----------------------
                                                                   (Dollars in Thousands)
                                           Revenues        %          Revenues        %        Revenues          %
                                          ---------       ---       ------------     ---     ------------       ---
          Transportation                  $ 128,098       41%       $    106,580     41%     $     87,464       37%
          Environmental                      75,676       24              52,757     20            61,278       25
          Civil Engineering                  70,104       22              69,026     26            65,336       27
          Construction Management            40,228       13              34,162     13            27,339       11

Additional information concerning segment profit and loss and assets is set forth in Item 7 under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Item 8 in Note 12 of "Notes to Financial Statements" which are incorporated herein by reference.

Transportation

Industry Overview

         The need to modernize and upgrade the transportation infrastructure in the United States has been a source of continued business for us through the last ten years. Fueling the initial growth in this market was the Intermodal Surface Transportation Efficiency Act (ISTEA) of 1991. ISTEA placed funding emphasis on intermodalism and transportation efficiency, and established comprehensive planning systems. In 1998, ISTEA was reauthorized as the Transportation Equity Act for the 21st Century (TEA-21). TEA-21 earmarks $218 billion for highway and transit projects through 2003. Although a U.S. federal program, TEA-21 provides state and local governments considerable flexibility in project selection. In 2000, the Federal Government established the Wendell H. Ford Aviation Act for the 21st Century (AIR-21). This greatly increased aviation capitol improvement funding nation wide.

Our Services

         Our activities in this area generally involve planning, design, right of way acquisition, development and design of intelligent transportation services and program construction management services for highways, including interstate, primary, and arterial roads and toll facilities, bridges, transit, airports and port facilities. We currently serve 15 state departments of transportation throughout the U.S. and numerous aviation authorities.

         Our Program Management group provides many of our governmental clients the necessary resources to manage large infrastructure programs from concept through construction. Our services include planning, programming, and contract support. During production we develop design standards, manage projects, perform design reviews and develop cost estimates. Following production, we (1) facilitate environmental permitting, (2) coordinate right-of-way administration and (3) provide construction management oversight.


During 2001, projects in our Transportation Division included:

         . Overseeing all project planning and pre-construction requirements and activities and providing bond support services for the Florida Turnpike's capital improvement program including coordinating acquisition of the necessary rights-of-way, and reviewing construction drawings and cost estimates.

         . Providing general engineering consulting services to the Orlando-Orange County Expressway Authority, including the initial construction of Part C of S.R. 429.

         . Preparing final design plans for the 3.8 mile Carson City Bypass for the Nevada Department of Transportation.

         . Designing the widening and reconstruction of 17 miles of I-30 in and southwest of Little Rock for the Arkansas State Highway and Transportation Department.

         . Designing the new Runway 8L-26R at George Bush International Airport, Houston.

         .    Designing a section of Houston METRO's Light Rail Transit System.

Environmental

Industry Overview

         Over the past thirty years, significant environmental laws at the federal, state and local levels have been enacted in response to public concern over the health of the nation's air, water, and natural resources. Those laws and their implementation through regulation affect numerous industrial and governmental actions and form a key market driver for the services of our Environmental business segment.

         Two federal environmental laws, The Safe Drinking Water Act of 1974 (and amendments) and the Pollution Control Act of 1972, have brought substantial changes to the regulation and financing of water and wastewater systems. Pursuant to these laws, Congress has authorized significant monies to assist state and local governments. According to the EPA, as much as $23 billion a year will be needed for construction and upgrade of water and wastewater treatment facilities over the next 20 years.

Our Services

         Our Environmental business segment focuses on the delivery of planning, design and construction management services for private and public sector clients related to:

            Air Quality Management                Flood Insurance Studies

            Energy Planning                       Hazardous and Solid Waste
                                                  Management

            Cultural Resources Assessments        Information Solutions

            Ecological Studies                    Wastewater Treatment

            Environmental Toxicology Analysis     Water Resources

            Flood Control Facility Planning and   Water Supply and Treatment
            Design

         During 2001, projects in our Environmental business segment included:

         . A multi-year contract with the Federal Emergency Management Agency ("FEMA") to serve as Flood Mapping Coordination Contractor for FEMA's Central Region V (Illinois, Indiana, Michigan, Ohio, Minnesota and Wisconsin), Central Region VI (Texas, Oklahoma, Arkansas, Louisiana and New Mexico) and Central Region VII (Nebraska, Kansas, Idaho and Missouri).

         . A contract with the San Antonio River Authority to perform hydrologic, hydraulic, water quality and environmental services to assist them in developing a concept design to restore and enhance the historic San Antonio River in San Antonio, Texas.

         . Providing engineering services during construction of the Washington Suburban Sanitary Commission's
              20-million-gallons-per-day advanced Seneca Wastewater Treatment Plant in Montgomery County, Maryland, which utilizes biological nutrient removal.

         . Remote-sensing survey of the Houston Barge Lanes for the Galveston District COE. Project involved testing and ground truthing new and experimental technologies in bay-bottom mapping and required considerable coordination and consultation with other agencies such as the Texas General Land Office and Parks and Wildlife. This work may set the standard of how oyster reefs are mapped in Texas waters and the technology may be applied to other areas.

         . Continued to support the New York Power Authority, Consolidated Edison Company for New York, Orange and Rockland Utilities, and Central Hudson Gas and Electric Corporation for assessing the impacts of power plant operations on Hudson River fish populations.

         . Completed the design of an odor control system for City of Athens, Greece, for solid waste composting facilities that are intended to provide disposal capacity for the 2004 summer Olympics.


Civil Engineering

Industry Overview


         A strong and long-running national economic expansion has fueled demand for services from our Civil Engineering business segment. As private sector companies have spent increased dollars on corporate relocations and office, commercial, industrial and residential development and public sector agencies have allocated additional funds to replace aging infrastructure and revitalize their urban cores, the demand for engineering and design services has grown. However, we recognized the need for a better balance between public sector and private sector work and added Federal Planning, Municipal Services, and Education to our markets. In light of the recent events of September 11, 2001, and the slowing economy, our repositioning was strategic to sustaining our momentum. We are well positioned to take advantage of the Federal government's infusion of capital to fund public infrastructure projects and education. By offering a wide range of design and engineering services, PBS&J believes it is well positioned to serve both public and private clients over the next several years.


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

         During 2001, projects in our Civil Engineering business segment included:


    . Completed architecture design criteria package for Seminole Indian Tribe Administration and Classroom buildings.

    . Under general consultant contract, completed design criteria package for improvements to the Florida Department of Transportation Office of Toll Operations Toll Data Center in Boca Raton, Florida. The project entailed renovation of a 17,000 square building and a two-story addition of approximately 14,000 square feet and is currently under construction.

    . Began design and permitting documents for the Orange County Jail expansion project.

    . Continue to work for St. Joe on their marquee project Water Color. Completed design and permitting documents for Water Sound, a mixed-use, resort hotel and condominium project.

    . Continue to provide preliminary infrastructure design services for Spring Mountain Ranch in Riverside, California and King's Point in Denver, Colorado.

    . Provided conditions assessments to Veterans Administration for 116 cemeteries throughout the United States and Europe.

Construction Management

Industry Overview

         The demand for our construction management services has also been fueled by the legislation and industry trends that are driving the growth in our Transportation and Environmental business segments, including ISTEA and TEA-21. These trends have resulted in a large number of infrastructure projects throughout the U.S., which are subject to increasingly complex governmental regulations. The role of the construction manager has become increasingly important to the success of these projects, requiring a new level of versatility and a wide range of skills. Both public and private sector entities are under pressure to complete these projects at accelerated schedules, resulting in a myriad of project delivery systems. With limited in-house staff, these entities must rely on experienced construction managers to complete the project on time and within budget.

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

         During 2001, projects in our Construction Management Division included:

         . Providing construction engineering and inspection services to the Departments of Transportation in Alabama, Arkansas, Colorado, Nevada, Texas, Florida and North Carolina, as well as to County Municipalities such as Cobb County Water & Sewer Department and Collier County, Florida.

         . Providing construction administration to the Clark County (Nevada) Department of Public Works as well as for LMI (Logistics Management Institute) for the Defense Intelligence Assessment Center's Building Assessment Re-Capitalization program in Washington D.C..

         . Perform Structural Inspection Services for hurricane shelters for the State of Florida, Department of Community Affairs.

         . Providing comprehensive services, including cost estimating, scheduling and construction claims reviews, to the school boards of Miami-Dade County and Broward County, Florida; York County, SC; Cobb County DOT in Georgia and TTA (Texas Turnpike Authority - now included as a part of TxDot).

         . Providing construction-related services to BellSouth throughout Florida and Georgia, including quality assurance inspections, verification of contractor's invoices, damage inspections and responding to natural disasters.

         . Providing construction inspection services nationally to the National Park Service and Federal Highway Administration's Central Lands Division.

         . Working as the Owner's Representative providing construction management for a twin highrise vertical project in Miami, Florida.


Other Services

         In addition to our four national business segments, we have developed a National Information Solutions Division to address the digital infrastructure needs of our clients. Our services include: training, database analysis, system programming, land planning and design and geographic information systems. Recent projects which have allowed our information solutions to address client needs include:

         . Continued development of the Florida Department of Transportation Turnpike District's Turnpike Asset Management System, which will utilize an interactive Internet-based mapping application.

         . Implementing a Geographic Permit Management and Compliance System for the City of Tucson, Arizona that will track all environmental permit requirements and water quality monitoring data.
Clients

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

         Our private sector clients include retail and commercial, entertainment, railroad, petro-chemical, food, telecommunications, oil and gas, power, semi-conductor, transportation, technology, public utility, mining and forest products entities. The table below indicates the revenue generated, by client type, for each of the three years ended September 30, 2001, 2000 and 1999.

                                                            2001                  2000                  1999
                                                            ----                  ----                  ----
                                                                         (Dollars in thousands)
         Domestic

           Local and state agencies.............      $201,037      64%     $170,641      65%     $155,245      64%

           Federal agencies.....................        21,530       7         8,611       3         4,828       2

           Private businesses...................        89,735      28        81,383      31        79,668      33

         International..........................         1,804       1         1,890       1         1,676       1
                                                      --------     ---      --------     ---      --------     ---

           Total................................      $314,106     100%     $262,525    100%      $241,417     100%
                                                      ========     ===      ========    ===       ========     ===

         In 2001, we derived approximately 19% of our net earned revenue from various districts and departments of the Florida Department of Transportation (the "FDOT") under numerous contracts. While we believe the loss of any individual contract would not have a material adverse effect on our results of operations and would not adversely impact our ability to continue work under our other contracts with the FDOT, the loss of all the FDOT contracts would have a material adverse effect on our results of operations by causing a material decrease in our revenues and profits.

International Business

         During fiscal 2001, revenues from our international operations were approximately $1.8 million, or less than 1% of our total revenues. We currently have on-going projects in three countries (Venezuela,

India and Argentina). Although we do not currently have any plans to expand our international operations, we anticipate that our international operations will continue at this same level.

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

Contract Pricing and Terms of Engagement

         We earn our revenues for the various types of services we provide through cost-plus, time-and-materials, fixed price, and contracts, which combine any of the methods.

         Cost-Plus Contracts. Under our cost-plus contracts, we charge clients negotiated rates based on our direct and indirect costs. Labor costs and subcontractor services are the principal components of our direct costs. Federal Acquisition Regulations, which are applicable to all Federal government contracts and which are partially incorporated in many local and state agency contracts, limit the recovery of certain specified indirect costs or contracts subject to such regulations. In negotiating a cost-plus contract, we estimate all recoverable direct and indirect costs and then add a profit component, which is either a percentage of total recoverable costs or a fixed negotiated fee, to arrive at a total dollar estimate for the project. We receive payment based on the total actual number of labor hours expended. If the actual total number of labor hours is lower than estimated, the revenues from that project will be lower than estimated. If the actual labor hours expended exceed the initial negotiated amount, we must obtain a contract modification to receive payment for such overage. During fiscal 2001, approximately 9% of our contracts were cost-plus contracts, primarily with state and local government agencies.


         Cost-plus contracts covered by Federal Acquisition Regulations and certain state and local agencies require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs. There are no open or pending audits by federal or state authorities as of September 30, 2001. The result of our last audit for the year ended September 30, 2000 resulted in no adjustments. Our contracts with governmental entities, once executed, are not subject to renegotiation of profits at the election of the government, however, they are subject to continued funding. Our contracts generally provide that we receive our profit on a periodic basis through the course of the project. Therefore, if a governmental agency fails to fund for a successive year, our profit will have been proportionally received as recognized.

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

During fiscal 2001, approximately 65% of our contracts were time-and-materials contracts, primarily with federal, state and local agencies, as well as some private sector clients.

         Fixed-Price Contracts. Under our fixed-price contracts, clients pay us an agreed sum negotiated in advance for the specified scope of work. Under fixed-price contracts, we make no payment adjustments if we over-estimate or under-estimate the number of labor hours required to complete the project, unless there is a change of scope in the work to be performed. Accordingly, our profit margin will increase to the extent the number of labor hours and other costs are below the contracted amounts. The profit margin will decrease and we may realize a loss on the project if the number of labor hours required and other costs exceed the estimate. During fiscal 2001, approximately 26% of our contracts were fixed-price contracts, primarily with private sector clients.

Competition

         We face active competition in all areas of our business. As we provide a wide array of engineering, architectural, planning and construction management services to companies in various industries throughout the United States, we encounter a different group of competitors in each of our markets. Our competitors include (1) national and regional design firms like PBSJ that provide a wide range of design services to clients in all industries, including CH2M Hill and Parsons Brickenhoff, (2) industry specific firms that provide design as well as other services to customers in a specific industry, for example environmental firms such as Montgomery Watson, Camp Dresser and McKee, Inc., and (3) local firms that provide some or all of our services in one of our markets. Some of our competitors are larger, more diversified firms having substantially greater financial resources and larger professional and technical staffs than ours. Competition for major contracts is frequently intense and may entail public submittals and multiple presentations by numerous firms seeking to be awarded the contract. The extent of competition we will encounter in the future will vary depending on changing customer requirements in terms of types of projects and technological developments. It has been our experience that the principal competitive factors for the type of service business in which we engage are a firm's demonstrated ability to perform certain types of projects, the client's own previous experience with competing firms, and the firm's size and financial condition and the cost of the particular proposal.

         No one firm currently dominates a significant portion of the sectors in which we compete. Given the expanding demand for some of the services provided by PBSJ, it is likely that additional competitors will emerge. At the same time, consolidation continues to occur in certain of the sub-segments of the industry in the United States, including the environmental-focused firms.


         We believe that we will retain the ability to compete effectively with other firms that provide similar services by continuing to offer a broad range of high-quality consulting and environmental, transportation, and engineering and construction management services through our network of offices. Among other things, the wide range of expertise, which we possess, permits us to remain competitive in obtaining government contracts despite shifts in governmental spending emphasis. Our multi-disciplinary capabilities enable us to compete more effectively for clients whose projects require that the expertise of professionals in a number of different disciplines be brought to bear in the problem solving effort. We believe that our ability to offer our services over a large part of the United States is a positive factor in enabling us to attract and retain clients who have a need for our services in different parts of the country.

Backlog

         Our backlog for services as of September 30, 2001 was estimated to be approximately $303.0 million. Our backlog for services as of September 30, 2000 was approximately $268.9 million. We define backlog as contracted task orders less previously recognized revenue on such task orders. U.S. government agencies, and many state and local governmental agencies, operate under annual fiscal appropriations and fund various contracts only on an incremental basis. Our ability to realize revenues from our backlog depends on the availability of funding for various federal, state and local government agencies.

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

Regulation

         Compliance with federal, state and local regulations, which have been enacted or adopted relating to the protection of the environment is not expected to have any material effect upon the capital expenditures, earnings and competitive position of PBSJ.

Personnel

         As of September 30, 2001, we employed 2,750 persons, of which 256 were part time employees. Most of our employees are professional or technical personnel having specialized training and skills, including engineers, architects, analysts, scientists, management specialists, technical writers and skilled technicians. Although many of our personnel are highly specialized in certain areas and while there is a nationwide shortage of certain qualified technical personnel, we are not currently experiencing any material difficulty in obtaining the personnel we require to perform under our contracts. We believe that our future growth and success will depend, in large part, upon our continued ability to attract and retain highly qualified personnel. We believe our employee relations to be good.

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


ITEM 2.  PROPERTIES

         We own our executive offices located at 2001 N.W. 107th Avenue, Miami, Florida 33172, which consists of approximately 100,000 square feet of office space. We own our Orlando office located at 482 South Keller Road, Orlando, Florida 32810, which consists of approximately 90,000 square feet of office space. This building is held subject to a significant encumbrance. We own three additional office buildings in Ft. Myers, Florida, Homestead, Florida and Hollywood, Florida through our wholly-owned subsidiary, Seminole Development Corporation. All of these properties are currently being leased to third parties.

         We lease an additional 60 offices in 16 states in the United States and Puerto Rico, all of which are used for our four major business segments. Aggregate lease payments during fiscal year 2001 were approximately $10.8 million.

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

         As of November 30, 2001 there were no shares of common stock that were subject to outstanding warrants or options to purchase, or securities convertible into, our common stock, and no shares of our common stock could be sold pursuant to Rule 144 under the Securities Act. No shares of our common stock are being, or have been, publicly offered.

         As of November 30, 2001, there were 9,149,641 shares of common stock outstanding and held of record by 504 shareholders.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial data as of and for the years ended September 30, 2001, 2000, 1999, 1998 and 1997. The financial data for each of the fiscal years has been derived from, and is qualified by reference to, our audited financial statements which PricewaterhouseCoopers LLP, our independent certified public accountants, have audited. You should read the information set forth below in conjunction with our consolidated Financial Statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

                                                            Year Ended September 30,
                                        --------------------------------------------------------

                                           2001         2000        1999         1998        1997
                                           ----         ----        ----         ----        ----

                                                           (dollars in thousands)
Operating Data:
Engineering fees                        $ 314,106   $ 262,525    $ 241,417    $ 223,381   $ 172,644
Net earned revenue                        236,216     196,830      180,637      167,133     131,423
Net income                                 12,535      10,490        5,446        4,474       4,000




Balance Sheet Data (at end of
period):
Working capital                         $  24,753    $ 18,752    $  31,721    $  20,545    $ 19,186
Total assets                              129,004     120,306      103,835       96,425      83,457
Long-term debt (less current portion)       9,929      10,800       13,337        8,589      11,064
Total stockholders' equity                 58,704      49,198       45,270       37,613      31,508

ITEM. 7        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Results of Operation

      The following table sets forth the percentage of net earned revenue represented by the items in our consolidated statements of income:

                                                  Year ended September 30,

                                        2001              2000              1999
                                     ----------        ----------        ----------
Engineering fees                       133.0%            133.4%            133.6%
Direct expenses                         33.0              33.4              33.6
                                     ----------        ----------        ----------
Net earned revenue                     100.0             100.0             100.0
                                     ----------        ----------        ----------
Costs and expenses:
     Direct salaries                    36.5              37.1              36.7
     Selling, general and
         administrative expenses        55.9              56.2              58.4
                                     ----------        ----------        ----------
Operating income                         7.6               6.7               4.9
Interest expense                         (.5)              (.6)              (.6)
Other, net                                .2               (.4)               .6
                                     ----------        ----------        ----------
Income before income taxes               7.3               5.7               4.9
Provision for income taxes               2.0               0.3               1.9
                                     ----------        ----------        ----------
Net income                               5.3%              5.4%              3.0%
                                     ==========        ==========        ==========

         A summary of operating results is as follows for each of the years ended September 30 (dollars in thousands):

                                                            2001                2000               1999
                                                      ----------------    ---------------    ----------------
Engineering fees..................................    $        314,106    $       262,525    $        241,417
Direct expenses...................................              77,890             65,695              60,780
                                                      ----------------    ---------------    ----------------

Net earned revenue................................             236,216            196,830             180,637

Costs and expenses................................             218,317            183,748             171,637
                                                      ----------------    ---------------    ----------------

Operating income..................................              17,899             13,082               9,000

Other expenses....................................                (556)            (2,003)                (54)
Provision for income taxes........................               4,808                589               3,500
                                                      ----------------    ---------------    ----------------

Net income........................................    $         12,535    $        10,490    $          5,446
                                                      ================    ===============    ================

Segment Results of Operations

         Our businesses are reported as four segments, reflecting our management methodology and structure. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements. We evaluate performance based on operating profit of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for 2001 as compared to 2000 and 2000 as compared to 1999.

Transportation
--------------

                                               2001        % Change           2000           % Change           1999
                                              ------       --------          ------          --------           ----

                                                                     (Dollars in Thousands)
Engineering Fees...................         $128,098         20.2%          $106,580           21.9%          $87,464

Direct Expenses....................           36,538         24.2             29,397           31.4            22,364

Net Earned Revenue.................           91,560         18.6             77,183           18.6            65,100

Costs and Expenses.................           81,794         19.2             68,632           11.1            61,784

Operating Income...................         $  9,766         14.2%          $  8,551          157.9%          $ 3,316

2001 Compared To 2000
---------------------

         Engineering fees of $128.1 million for 2001 increased 20.2% as compared to 2000. Higher volumes from continued strength in the transportation services market and engineering fees from new projects were the primary contributors to this increase during 2001.

         Reported net earned revenue was $91.6 million during 2001 as compared to $77.2 million in 2000, representing an increase of 18.6%. Net earned revenue increased at a smaller percentage than engineering fees as a result of the percentage increase in direct expenses being greater than the percentage increase in engineering fees. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses were $36.5 million during 2001 as compared to $29.4 during 2000, representing an increase of 24.2%. Direct expenses, as a percentage of net earned revenue was 39.9% in 2001 as compared to 38.1% in 2000. The increase in direct expenses and direct expenses as a percentage of net earned revenue is due to the increased use of sub-consultants as a result of the significant growth in engineering fees. Higher engineering fees discussed above, offset by increased sub-consultant expenses, were the primary contributors for the overall 2001 increase compared to 2000.


         Reported operating income was $9.8 million in 2001 as compared to $8.6 million in 2000, representing an increase of 14.2%. The increase in operating income is due to higher volumes from continued strength in the transportation services market, engineering fees from new projects and good cost control. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased at a lesser rate than the increase in engineering fees due to an extremely competitive hiring atmosphere in the industry. Therefore, additional labor required to support our internal growth was supplied through the use of sub-consultants, or direct expenses. The increase in general and administrative expenses, which was directly related to the increase in direct salaries and engineering fees, was primarily due to annual increases in pay rates, increases in the accrual of insurance expenses relating to our medical plan and increases in expenses related to office relocations and building/equipment costs associated with those moves. Operating income as a percentage of net earned revenue was 10.7% in 2001 as compared to 11.1% in 2000. The slight decrease in operating income as a percentage of net earned revenue is a result of an adjustment made during the third quarter of fiscal year 2000 to the total allowance for doubtful accounts. Due to improved collections during fiscal year 2000, the total allowance for doubtful accounts decreased approximately $2.6 million, from $4.9 million at September 30, 1999 to $2.3 million at September 30, 2000. This segment's allocation from the adjustment in the allowance for doubtful accounts approximated $962,000. Operating income in 2000, without this adjustment, would have been $7.6 million instead of $8.6 million, thereby making operating income as a percentage of net earned revenue 9.8% instead of 11.1% during 2000. Therefore, excluding the adjustment made in 2000, operating income as a percentage of net earned revenue increased from 9.8% in 2000 to 10.7% in 2001.


2000 Compared to 1999
---------------------

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

Civil Engineering
-----------------

                                               2001        % Change           2000           % Change           1999
                                              ------       --------          ------          --------           ----

                                                                     (Dollars in Thousands)
Engineering Fees...................         $70,104           1.6%          $69,026             5.6%          $65,336

Direct Expenses....................          14,022          -9.0            15,406            11.3            13,840

Net Earned Revenue.................          56,082           4.6            53,620             4.1            51,496

Costs and Expenses.................          55,987           2.7            54,514            11.7            48,813

Operating Income (Loss)............         $    95         110.6%         ($   894)         -133.3%          $ 2,683

2001 Compared To 2000
---------------------

         Engineering fees of $70.1 million for 2001 increased 1.6% as compared to 2000. The smaller than usual increase is directly related to the slowdown in the economy since late 2000. Civil engineering clients are typically private sector clients. Therefore, they tend to be affected by the fluctuations in the economy more than the public sector clients associated with our other segments.

         Reported net earned revenue was $56.1 million during 2001 as compared to $53.6 million in 2000, representing an increase of 4.6%. Net earned revenue increased at a greater rate than engineering fees as a result of the reduction in the use of sub-consultants due to the slowdown in the economy. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses were $14.0 million during 2001 as compared to $15.4 million in 2000, representing a decrease of 9.0%. Direct expenses, as a percentage of net earned revenue decreased to 25.0% in 2001 from 28.7% in 2000. The decrease in direct expenses and direct expenses as a percentage of net earned revenue is due to the decreased use of sub-consultants as a result of the slowdown in the economy.

         Reported operating income/(loss) was $95,000 in 2001 as compared to ($894,000) in 2000, representing an increase of 110.6%. Operating income as a percentage of net earned revenue was 0.2% in 2001 as compared to (1.7%) in 2000. The increase in operating income and operating income as a percentage of net earned revenue is due to increased efficiencies and good cost control related to direct salaries and general and administrative expenses. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries, as a percentage of net earned revenue, decreased as a result of the downturn in the economy and improved efficiencies. General and administrative expenses increased more than the increase in engineering fees due in part to a significant adjustment made in 2000 to the allowance for doubtful accounts. Due to improved collections during fiscal year 2000, the total allowance for doubtful accounts decreased approximately $2.6 million, from $4.9 million at September 30, 1999 to $2.3 million at September 30, 2000. This segment's allocation from the adjustment in the allowance for doubtful accounts approximated $806,000. Operating income in 2000, without this adjustment, would have been ($1.7) million instead of ($894,000), thereby making operating income as a percentage of net earned revenue (3.2%) instead of (1.7%) during 2000. Therefore, excluding the adjustment made in 2000, operating income as a percentage of net earned revenue increased from (3.2%) in 2000 to 0.2% in 2001. In addition, general and administrative expenses increased during

2001 due to annual increases in pay rates, increases in the accrual of insurance expenses relating to our medical plan and increases in expenses related to office relocations and building/equipment costs associated with those moves.

2000 Compared To 1999
---------------------

         Engineering fees of $69.0 million for 2000 increased 5.6% as compared to 1999. Higher volume in the civil engineering market was the primary reason for the increase during 2000.

         Reported net earned revenue was $53.6 million during 2000 as compared to $51.5 million in 1999, representing an increase of 4.1%. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses, as a percentage of net earned revenue increased to 28.7% in 2000 from 26.9% in 1999. The increase in direct expenses and direct expenses as a percentage of net earned revenue is due to the increased use of sub-consultants related to the significant growth in engineering fees. Higher engineering fees discussed above offset by increased sub-consultant expenses were the primary contributors for the overall 2000 increase compared to 1999.

         Reported operating (loss)/ income was ($894,000) million in 2000 as compared to $2.7 million in 1999, representing a decrease of 133.3%. Operating income as a percentage of net earned revenue was (1.6%) in 2000 as compared to 5.2% in 1999. The decrease in operating income and operating income as a percentage of net earned revenue is due primarily to expenses increasing at higher rates than the engineering fees. The remaining decrease in operating income is due to a more accurate method of allocating general and administrative costs, offset by improved collections, allowing for a reduction in the allowance for doubtful accounts. General and administrative expenses increased due to annual increases in pay rates and an accrual of bonuses and insurance expenses relating to our medical plan. Under the old method of general and administrative cost allocation, operating income would have been $2.6 million higher. Due to improved collections during fiscal year 2000, our total allowance for doubtful accounts decreased approximately $2.6 million, from $4.9 million at September 30, 1999 to $2.3 million at September 30, 2000. This segment's allocation from the adjustment in the allowance for doubtful accounts approximated $806,000, improving the change in operating income during 2000 from -155.9% to -133.3%.

Environmental
-------------

                                               2001         % Change          2000          % Change          1999
                                              ------        --------         ------         --------          ----

                                                                     (Dollars in Thousands)
Engineering Fees...................          $75,676          43.4%         $52,757          -13.9%         $61,278

Direct Expenses....................           16,025          45.9           10,987          -26.8           15,009

Net Earned Revenue.................           59,651          42.8           41,770           -9.7           46,269

Costs and Expenses.................           54,977          38.0           39,852          -10.0           44,257

Operating Income...................          $ 4,674         143.7%         $ 1,918           -4.7%         $ 2,012

2001 Compared To 2000
---------------------

     Engineering fees of $75.7 million for 2001 increased 43.4% as compared to 2000. Higher volumes from renewed strength in the environmental services market and engineering fees from new projects were the primary contributors to this increase during 2001. The two biggest contributors to this segment's higher volumes and new projects were the acquisition of J. Powell and Associates on January 1, 2001 and the increase in the number of Federal jobs, specifically the work with the Federal Emergency Management Agency (FEMA). The acquisition of J. Powell and Associates contributed to more than 25% of the increase and FEMA contributed to approximately 50% of the increase.

     Reported net earned revenue was $59.7 million during 2001 as compared to $41.8 million in 2000, representing an increase of 42.8%. Net earned revenue increased at a slightly smaller percentage than engineering fees as a result of the percentage increase in direct expenses being greater than the percentage increase in engineering fees. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses were $16.0 million during 2001 as compared to $11.0 million for 2000, representing an increase of 45.9%. Direct expenses, as a percentage of net earned revenue was 26.9% in 2001 as compared to 26.3% in 2000. The increase in direct expenses and direct expenses as a percentage of net earned revenue is due to the increased use of sub-consultants as a result of the significant growth in engineering fees within this segment.

     Reported operating income was $4.7 million in 2001 as compared to $1.9 million in 2000, representing an increase of 143.7%. Operating income as a percentage of net earned revenue was 7.8% in 2001 as compared to 4.6% in 2000. The increase in operating income and operating income as a percentage of net earned revenue is due to the acquisition of J. Powell and Associates, internal growth and good cost control within this segment. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased at a lesser rate than the increase in engineering fees due to an extremely competitive hiring atmosphere in the industry, causing employees to be more efficient and productive. Additional labor required to support our internal growth was supplied through the use of sub-consultants, or direct expenses. General and administrative expenses increased primarily due to annual increases in pay rates, increases in the accrual of insurance expenses related to our medical plan and increases in expenses related to office relocations and building/equipment costs associated with those moves. Additionally, due to improved collections during fiscal year 2000, our total allowance for doubtful accounts decreased during that year approximately $2.6 million, from $4.9 million at September 30, 1999 to $2.3 million at September 30, 2000. This segment's allocation from the adjustment made during 2000 reduced general and administrative expenses by approximately $598,000 during fiscal year 2000. Operating income in 2000, without this adjustment, would have been $1.3 million instead of $1.9 million, thereby making operating income as a percentage of net earned revenue 3.2% instead of 4.6% during 2000. Therefore, excluding the adjustment made in 2000, operating income as a percentage of net earned revenue increased from 3.2% in 2000 to 7.8% in 2001.

2000 Compared To 1999
---------------------

     Engineering fees of $52.8 million for 2000 decreased 13.9% as compared to 1999 as a result of a lack of growth, as the segment was unable to obtain a significant amount of new projects during 2000.

     Reported net earned revenue was $41.8 million during 2000 as compared to $46.3 million in 1999, representing a decrease of 9.7%. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses, as a percentage of net earned revenue was 26.3% in 2000 as compared to 32.4% in 1999. The decrease in direct expenses and direct expenses as a percentage of net earned revenue is due to the decreased use of sub-consultants as a result of lower engineering fees and the disallowance of other expenses that were allowed in prior years. The industry has seen a trend in some clients becoming less inclined to allow certain direct expenses to be directly billed on the invoice, such as CADD/computer charges and travel. Instead, these clients request to have these expenses billed as a part of our overhead cost recovery. These terms are negotiated with each client on an individual basis and are stated in each contract.

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


Construction Management
-----------------------

                                          2001      % Change       2000       % Change       1999
                                          ----      --------       ----       --------       ----

                                                        (Dollars in Thousands)
  Engineering Fees................      $40,228       17.8%       $34,162       25.0%       $27,339

  Direct Expenses.................       11,305       14.1          9,905        3.5          9,567

  Net Earned Revenue..............       28,923       19.2         24,257       36.5         17,772

  Costs and Expenses..............       25,559       23.2         20,750       23.6         16,783

  Operating Income................      $ 3,364       -4.1%       $ 3,507      254.6%       $   989


2001 Compared to 2000
---------------------

     Engineering fees of $40.2 million for 2001 increased 17.8% as compared to 2000. Higher volume from renewed strength in the construction services market and engineering fees from new projects were the primary contributors to this increase during 2001.

     Reported net earned revenue was $28.9 million during 2001 as compared to $24.3 million in 2000, representing an increase of 19.2%. Net earned revenue increased at a greater percentage than engineering fees during 2001 as a result of the percentage increase in direct expenses being less than the percentage increase in engineering fees. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses were $11.3 million during 2001 as compared to $9.9 million for the same period in 2000, representing an increase of 14.1%. The increase in direct expenses is directly related to the increase in engineering fees. Direct expenses, as a percentage of net earned revenue, decreased from 40.8% in 2000 to 39.1% in 2001. The decrease in direct expenses, as a percentage of net earned revenue, is due to a decrease in sub-consultant expenses.

     Reported operating income was $3.4 million in 2001 as compared to $3.5 million in 2000, representing a decrease of 4.1%. Operating income as a percentage of net earned revenue was 11.6% in 2001 as compared to 14.5% in 2000. The decrease in operating income and operating income as a percentage of net earned revenue is due to an increase in costs and expenses and an adjustment made during the third quarter of fiscal year 2000 to the total allowance for doubtful accounts. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased due to additional staff required to support our internal growth. The increase in general and administrative expenses increased primarily because of a first time corporate allocation charge that the Construction segment received. Prior to October 1, 2000, the construction management business segment never received a corporate allocation of administrative services because all of its' administrative work was handled by its own administration personnel. However, since the beginning of fiscal year 2001, the corporate administrative services function began performing administrative services for the construction management business segment, and therefore, began charging construction management with a corporate allocation charge, just as the other three services receive. In addition, annual increases in pay rates, increases in the accrual of insurance expenses related to our medical plan and increases in expenses related to office relocations and building/equipment costs associated with those moves contributed to higher administrative costs. Due to improved collections during fiscal year 2000, the total allowance for doubtful accounts decreased approximately $2.6 million, from $4.9 million at September 30, 1999 to $2.3 million at September 30, 2000. This segment's allocation from the adjustment in the allowance for doubtful accounts decreased general and administrative expenses by approximately $234,000 during fiscal year 2000. Operating income in 2000, without this adjustment, would have been $3.3 million instead of $3.5 million, thereby making operating income as a percentage of net earned revenue 13.5% instead of 14.5% during 2000. Therefore, excluding the adjustment made in 2000, operating income as a percentage of net earned revenue decreased from 13.5% in 2000 to 11.6% in 2001 due to the increased allocation mentioned above.

2000 Compared to 1999
---------------------

     Engineering fees of $34.2 million for 2000 increased 25.0% as compared to 1999. Higher volume and continued growth in the business were the primary reasons for the increase during 2000.

     Reported net earned revenue was $24.3 million during 2000 as compared to $17.8 million in 1999, representing an increase of 36.5%. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses, as a percentage of net earned revenue, decreased from 53.9% in 1999 to 40.8% in 2000. The decrease in direct expenses, as a percentage of net earned revenue, is due to a decrease in sub-consultant expenses and the disallowance of other expenses that were allowed in prior years. The industry has seen a trend in some clients becoming less inclined to allow certain direct expenses to be directly billed on the invoice, such as CADD/computer charges and travel. Instead, these clients request to have these expenses billed as a part of our overhead cost recovery. These terms are negotiated with each client on an individual basis and are stated in each contract.

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

Consolidated Results

Other income (expenses):

     Other income and expenses primarily consists of interest and dividend income and interest expense. Other income (expenses) was ($556,000), ($2,003,000) and ($54,000) for fiscal years 2001, 2000 and 1999, respectively.
This increase is directly related to an increase in rental income during 2001 and a real estate commission received during 2001 for subletting the Company's Houston office. Also, in fiscal year 2000, an investment loss was recognized on the sale of investments. At September 30, 2000, the fair value of our investments in marketable securities, all of which were classified as available-for-sale, was approximately $451,000 as compared to approximately $3.9 million at September 30, 1999. This decrease was due to a significant impairment in the value of the common stock that we hold in our portfolio, from $344,000 at September 30, 1999 to $41,000 at September 30, 2000, combined with the sale of over 90% of our mutual fund portfolio during 2000 at a loss of $981,000. There were no factors present at September 30, 1999 indicating such a significant impairment of value for the mutual fund and common stock investments. For the mutual fund portfolio, the net asset value fluctuated during fiscal year 1999 due to the volatility of the stock market. For the common stock investment, subsequent to September 30, 1999, the investee company reported that it would restate the prior year's financial statements following an internal review of revenue recognition for cost-of-completion contracts. The impairment of the common stock was recorded in fiscal 2000, resulting in a cost basis that equals the fair market value of the investments at September 30, 2000.

Net Income:

     Net income was $12.5 million, $10.5 million and $5.4 million for fiscal 2001, 2000 and 1999, respectively. The percentage of net income to net earned revenue was 5.3%, 5.4% and 3.0% in fiscal 2001, 2000 and 1999. The 19.5%
increase in net income during fiscal 2001 was a result of (1) internal direct labor growth, (2) the acquisition of J. Powell and Associates and (3) a research and development tax credit that reduced our provision for income taxes. The reduction in the provision for income taxes is due to an estimated $1.9 million research and development tax credit, net of tax effects, to be received in 2001. The 92.6% increase in fiscal 2000 was a result of (1) internal growth, (2) good economic conditions, (3) improved efficiencies and (4) a research and development tax credit that reduced our provision for income taxes from $3.5 million in 1999 to $589,000 in 2000.

Liquidity and Capital Resources

Cash Flow From Operating Activities

     In fiscal 2001, net cash provided by operating activities totaled $19.0 million as compared to $26.9 million in 2000. The significant decrease is primarily a result of the increase in accounts receivable and the increase in accounts payable, offset by an increase in the provision for deferred income taxes . Fluctuations in accounts payable are related to direct expenses, where the timing of payment to subcontractors is directly related to the collection of related receivables.

     Net income of $12.5 million for fiscal 2001 was 19.5% greater than net income of $10.5 million for fiscal 2000 due to the growth in engineering fees. The increase in engineering fees resulted from internal direct labor growth and the acquisition of J. Powell and Associates in California. Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not in the past paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock in the foreseeable future. All earnings are retained for investment in our business.

     In fiscal 2000, net cash provided by operating activities totaled $26.9 million as compared to net cash used in operating activities of $522,000 in fiscal 1999. The significant change is a result of increases in net income and accounts payable, offset by a decrease in deferred income taxes. The increase in accounts payable is due to increased growth in the business, accruals for incentive bonuses that used to be paid out before the end of the fiscal year and higher medical expenses for our medical program.

     Net income of $10.5 million for fiscal 2000 was 92.6% greater than net income of $5.4 million for fiscal 1999 due to the growth in engineering fees being greater than the growth in direct and indirect expenses. In addition, the provision for income taxes was 83.2% less in fiscal 2000 than in fiscal 1999 as a result of tax credits.

     Approximately 90% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contract. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. The unbilled fees account decreased $2.0 million, from $27.8 million at September 30, 2000 to $25.8 million at September 30, 2001. The decrease is related to improved efficiencies in the Company's billings, including electronic billings to some State and Federal clients, which leads to quicker receipt of payments. During 2000, unbilled fees increased $2.5 million from $25.3 million at September 30, 1999 to $27.8 million at September 30, 2000. The increase in unbilled fees during 2000 is directly related to the increase in engineering fees. The number of days outstanding for unbilled fees was 30 days, 39 days and 38 days at September 30, 2001, 2000 and 1999, respectively. By comparison, according to PSMJ Resources, Inc., the average days outstanding for unbilled fees for design firms of comparable size was 27.5 days in 2001 and 32.8 days in 2000.

     The allowance for doubtful accounts decreased from $2.3 million at September 30, 2000 to $2.2 million at September 30, 2001. The decrease in the allowance during 2001 was due to improved collections of our accounts receivable balances over 90 days, which decreased 23.4% from $6.4 million at September 30, 2000 to $4.9 million at September 30, 2001. During fiscal year 2000, the allowance for doubtful accounts decreased approximately $2.6 million from $4.9 million at September 30, 2000 to $2.3 million at September 30, 2001. The number of days sales outstanding for accounts receivable was approximately 49 days, 53 days and 54 days at September 30, 2001, 2000 and 1999, respectively. By comparison, according to PSMJ Resources, Inc. the average days sales accounts receivables for design firms of comparable size to us was 69.8 days in 2001 and 67.4 days in 2000. During fiscal year 2000, the allowance was reduced due to improved collections of our accounts receivable balances over 90 days, which decreased 37.3% from $10.2 million at September 30, 1999 to $6.4 million at September 30, 2000. This improvement relates to a decrease in our international activity and better collections of international project revenue

Cash Flow from Investing Activities

     Net cash used in investing activities was $15.1 million in fiscal 2001 as compared to $12.8 million in fiscal 2000. The increase in the use of cash for investing activities is due to the acquisition of J. Powell and Associates during 2001 and the sale of marketable securities during fiscal year 2000 and not in 2001. Net cash used in fiscal 1999 was $7.0 million, comprised principally of purchases of property and equipment.

Cash Flow from Financing Activities

     Net cash used in financing activities for fiscal 2001 was $4.1 million, as compared to net cash used in financing activities of $13.9 million in fiscal 2000. The change is attributable to increased borrowings related to the financing of our new office building in Maitland, Florida, increased borrowings under the line of credit, increased proceeds from the sale of stock and the decrease in bank overdrafts during 2001.

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

Capital Resources

     On June 30, 1999, we entered into a new revolving line of credit agreement. The new revolving line of credit increased the availability of funds from $12 million to $37 million. The expiration of the new revolving line of credit is June 30, 2002. The interest rate on the revolving line of credit ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt average ratio is less than 2.5 (3.13%, 7.12% and 5.87%) at September 30, 2001, 2000 and 1999, respectively. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 and 3.0. As of September 30, 2001, we had $0 million outstanding under the revolving line of credit, which accrued interest at an effective rate of 3.13% for the fiscal year ended September 30, 2001. By comparison, on September 30, 2000, we had $7.8 million outstanding under the revolving line of credit, which accrued interest at an effective rate of 7.12% for the year ended September 30, 2000.

     On June 30, 1999, we also consolidated our term loans. The new term loan matures on July 31, 2002, and principal is amortized in annual installments of $2.0 million. Interest on the term loan is either LIBOR plus 75 basis points or prime minus 100 basis points. As of September 30, 2001, we had $2.0 million outstanding under the term loan, a $2.0 million decrease from September 30, 2000. For the fiscal year ended September 30, 2001, the effective interest rate on the term loan was 3.38% as compared to

7.37% for the year ended September 30, 2000. The revolving line of credit and term loan are collateralized by substantially all of our assets.

     On March 19, 2001, we entered into a mortgage note of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. For the fiscal year ended September 30, 2001, the effective interest rate on the mortgage note was 3.28%. The mortgage note is collateralized by our office building located in Maitland, Florida.

     Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income.

     Our capital expenditures are generally for purchases of property and equipment. We spent $14.8 million, $15.8 million and $7.0 million on such expenditures in fiscal years 2001, 2000 and 1999, respectively. The increase in capital expenditures in fiscal year 2000 was a result of construction costs for the new Maitland office building.

     We believe that our existing financial resources, together with our cash flow from operations and availability under our revolving line of credit, will provide sufficient capital to fund our operations for fiscal 2002.

Inflation

     The rate of inflation has not had a material impact on our operations. Moreover, if inflation remains at its recent levels, it is not expected to have a material impact on our operations for the foreseeable future.

Significant Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. We adopted the new standard during fiscal 2001 and there were no adjustments upon adoption.

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

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144") which is effective for fiscal years beginning after December 15, 2001. FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model, based on the framework established in FAS 121, for long lived assets to be disposed of by sale. The Company does not expect the adoption of this statement to have a material impact on the Company's results of operations or its financial position.

                   Quantitative and Qualitative Disclosures
                               about Market Risk

     We believe that our exposure to market risks is minimal. We do not hold market-risk sensitive instruments for trading purposes. We entered into one derivative financial instrument, a swap agreement, to hedge cash flows related to the LIBOR interest rate risk. Both at inception of the hedge and on an ongoing basis, we assume there is no ineffectiveness in the hedging relationship of interest rate risk involving interest-bearing debt and the interest-rate swap. The effectiveness of the hedge is evaluated on a quarterly basis. Based on a hypothetical 1% point increase in the period ending market interest rate as of September 30, 2001, the change in the fair value of this liability would be approximately $300,000. We believe this instrument will be highly effective in the hedging of cash flows. We hold no other financial instruments or derivative commodity instruments to hedge any market risk, nor do we currently plan to employ them in the near future.

     The interest rate on our revolving line of credit ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5 (3.13%, 7.12% and 5.87% at September 30, 2001, 2000 and 1999,
respectively). The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The interest rate on our term loan is either LIBOR plus 75 basis points or prime minus 100 basis points (3.38%, 7.37% and 6.11% at September 30, 2001, 2000 and 1999, respectively). The interest rate on our mortgage note is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points (3.28% at September 30, 2001). The Company mitigates interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit or term loan. As of September 30, 2001, the fair value of the debt is consistent with the outstanding principal balance.

     Because the interest rates under our revolving line of credit, term loan and mortgage note are variable, to the extent that we have borrowings outstanding, there may be market risk relating to the amount of such borrowings, however, our exposure is minimal due to the short-term nature of these borrowings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Report of Independent Certified Public Accountants


To the Board of Directors and
Stockholders of The PBSJ Corporation



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of The PBSJ Corporation and its subsidiaries (the "Company") at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
November 30, 2001
Miami, Florida

                                                                                      THE PBSJ CORPORATION
                                                                                  CONSOLIDATED BALANCE SHEETS
                                                                                  (in thousands, except share
                                                                                            data)

                                                                                   Years ended September 30,

Assets                                                                               2001              2000
------                                                                               ----              ----
Current Assets:
  Cash and cash equivalents                                                         $      -          $    173
  Marketable securities                                                                  686               451
  Accounts receivable, net                                                            46,195            38,688
  Unbilled fees, net                                                                  25,776            27,805
  Other current assets                                                                 1,564             3,063
                                                                                    --------          --------

Total current assets                                                                  74,221            70,180

Property and equipment, net                                                           35,564            29,029
Cash surrender value of life insurance                                                 6,209             5,116
Deferred income taxes                                                                  5,028             7,958
Other assets                                                                           7,982             8,023
                                                                                    --------          --------

Total assets                                                                        $129,004          $120,306
                                                                                    ========          ========

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
  Accounts payable and accrued expenses                                               22,830            24,603
  Current portion of long-term debt                                                    2,992             2,422
  Accrued vacation                                                                     5,851             4,563
  Deferred income taxes                                                               16,022            18,185
  Bank overdrafts                                                                      1,773             1,655
                                                                                    --------          --------

Total current liabilities                                                             49,468            51,428

Long-term debt, less current portion                                                   9,929            10,800
Deferred compensation                                                                  6,595             5,915
Other liabilities                                                                      4,308             2,965
                                                                                    --------          --------

Total liabilities                                                                     70,300            71,108
                                                                                    --------          --------
Stockholders' Equity:
  Redeemable common stock, par value $0.00067, 15,000,000 authorized, 9,265,721 and 9,479,750 shares issues and outstanding at September 30, 2001 and 2000,
     respectively.  Redeemable common stock had a redemption value of                      6                 6
     $99,329 and $74,132 for the fiscal years ended September 30, 2001 and 2000, respectively.
  Additional paid in capital                                                               -             1,176
  Retained earnings                                                                   60,635            48,971
  Accumulated other comprehensive (loss)/income                                         (283)               36
  Unearned compensation                                                               (1,654)             (991)
                                                                                    --------          --------

Total stockholders' equity                                                            58,704            49,198
                                                                                    --------          --------

Total liabilities and stockholders' equity                                          $129,004          $120,306
                                                                                    ========          ========


       The accompanying notes are an integral part of these consolidated financial statements.

                             THE PBSJ CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                           Years ended September 30,

STATEMENT OF OPERATIONS DATA:                          2001           2000              1999
                                                       ----           ----              ----
Earned revenue:
  Engineering fees                                  $ 314,106      $  262,525         $ 241,417
  Direct expenses                                      77,890          65,695            60,780
                                                    ---------      ----------         ---------
Net earned revenue                                    236,216         196,830           180,637
                                                    ---------      ----------         ---------

Costs and expenses:
  Direct salaries                                      86,332          73,093            66,291
  General and administrative expenses                 131,985         110,655           105,346
                                                    ---------      ----------         ---------
Total costs and expenses                              218,317         183,748           171,637

Operating income                                       17,899          13,082             9,000
                                                    ---------      ----------         ---------

Other income (expenses):
  Interest expense                                     (1,211)         (1,173)           (1,162)
  Other, net                                              655            (830)            1,108
                                                    ---------      ----------         ---------
Total other expenses                                     (556)         (2,003)              (54)

Income before income taxes                             17,343          11,079             8,946

  Provision for income taxes                            4,808             589             3,500
                                                    ---------      ----------         ---------

Net income                                          $  12,535      $   10,490         $   5,446
                                                    =========      ==========         =========

             The accompanying notes are an integral part of these consolidated financial statements.

                             THE PBSJ CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
                       (in thousands, except share data)


                                                                                           Accumulated
                                         Redeemable Common Stock     Additional              Other                        Total
                                       ---------------------------
                                                                      Paid-in   Retained  Comprehensive     Unearned    Stockholders
                                          Shares          Amount      Capital   Earnings  Income (Loss)   Compensation     Equity
                                       -----------      ----------  ---------- --------- --------------- -------------- ------------
Balance at October 1,  1998              9,966,735        $     7    $  5,310   $ 33,035    $     331       $ (1,070)    $ 37,613

Comprehensive income:
 Net income                                                                        5,446                                    5,446
 Unrealized loss on investments
  (net of tax of $198)                                                                           (752)                       (752)
                                                                                                                         --------
Total comprehensive income                                                                                                  4,694

Sale of stock                            1,196,645              1       8,150                                               8,151
Purchase of stock                         (781,340)            (1)     (5,317)                                             (5,318)
Note payments                                                                                                                   -
Issuance of restricted stock
  net of amortization and
  cancellations                            (15,235)                         2                                    128          130
                                       -----------        -------    --------   --------    ---------       --------     --------
Balance at September 30, 1999           10,366,805        $     7    $  8,145   $ 38,481    $    (421)      $   (942)    $ 45,270

Comprehensive income:
  Net income                                                                      10,490                                   10,490
  Unrealized gain on investments
     (net of tax of $291)                                                                         457                         457
                                       -----------        -------    --------   --------    ---------       --------     --------
Total comprehensive income                                                                                                 10,947

Sale of stock                              110,225              1         861                                                 862
Purchase of stock                       (1,022,110)            (2)     (7,920)                                             (7,922)
Issuance of restricted stock
  net of amortization and
cancellations                               24,830                         90                                    (49)          41
                                       -----------        -------    --------   --------    ---------       --------     --------
Balance at September 30, 2000            9,479,750        $     6    $  1,176   $ 48,971    $      36       $   (991)    $ 49,198

Comprehensive income:
  Net income                                                                      12,535                                   12,535
  Unrealized loss on investments                                                                  (31)                        (31)
  Unrealized loss on derivative
        (net of tax of $201)                                                                     (288)                       (288)
                                       -----------        -------    --------   --------    ---------       --------     --------
Total comprehensive income                                                                                                 12,216

Sale of stock                              353,385                      3,788                                               3,788
Purchase of stock                         (647,488)                    (5,919)      (871)                                  (6,790)
Issuance of restricted stock
  net of amortization and
  cancellations                             80,074                        955                                   (663)         292
                                       -----------        -------    --------   --------    ---------       --------     --------
Balance at September 30, 2001            9,265,721        $     6    $      -   $ 60,635    $    (283)      $ (1,654)    $ 58,704
                                       -----------        -------    --------   --------    ---------       --------     --------

The accompanying notes are an integral part of these consolidated financial statements.
               NOTE: All common stock is considered redeemable.

                             THE PBSJ CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                   Years ended September 30,

                                                              2001            2000             1999
                                                              ----            ----             ----
Cash flows from operating activities:
Net income                                                $  12,535        $  10,490         $  5,446
       Adjustments to reconcile net income to net
         cash provided by (used in) operating activities:
Realized loss (gain) on sale of investments                       -              981             (620)
Other                                                             -               57              131
Depreciation and amortization                                 8,715            7,916            6,113
Provision for bad debt and unbillable amounts                 1,004              294            1,899
Provision for deferred income taxes                             767           (2,875)             880
Provision for deferred compensation                             680              825               33
Net investment in life insurance policies                    (1,093)            (260)            (279)
Change in operating assets and liabilities, net of
 acquisitions:
         (Increase) in accounts receivable                   (7,986)          (1,374)          (5,617)
         Decrease (increase) in unbilled fees                 2,029           (2,450)          (4,292)
         Decrease (increase) in other current assets          1,499           (1,510)              65
         Decrease (increase) in other assets                     41           (1,143)           1,217
        (Decrease) increase in accounts payable and
         accrued expenses                                    (1,773)          15,594           (5,375)
         Increase in accrued vacation                         1,288              868              635
         Increase (decrease) in other liabilities             1,343             (474)            (758)
                                                          ---------        ---------        ---------
         Net cash provided by (used in) operating
         activities                                          19,049           26,939             (522)
                                                          ---------        ---------        ---------

Cash flows from investing activities:
         Purchases of marketable securities                     266                -           (1,968)
         Proceeds from sale of marketable securities              -            2,940            1,636
         Acquisitions, net of cash acquired                    (984)               -                -
         Sale of property and equipment                         360                -              350
         Purchase of property and equipment                 (14,768)         (15,769)          (7,025)
                                                          ---------        ---------        ---------

         Net cash used in investing activities              (15,126)         (12,829)          (7,007)
                                                          ---------        ---------        ---------

Cash flows from financing activities:
         Increase (decrease) in bank overdraft                  118           (2,168)           3,823
         Borrowings under line of credit                    171,156          102,348           92,975
         Principal payments under line of credit           (178,914)        (102,310)         (93,345)
         Principal payments under notes and mortgage
         payable                                             (2,454)          (4,747)            (614)
         Proceeds from issuance of note payable               9,000                -                -
         Proceeds from sale of common stock                   3,788              862            8,151
         Purchase of common stock                            (6,790)          (7,922)          (5,318)
                                                          ---------        ---------        ---------
         Net cash (used in) provided by financing
         activities:                                         (4,096)         (13,937)           5,672
                                                          ---------        ---------        ---------

Net (decrease) increase in cash and cash equivalents           (173)             173           (1,857)

Cash and cash equivalents at beginning of year                  173                -            1,857
                                                          ---------        ---------        ---------

Cash and cash equivalents at end of year                  $       -        $     173         $      -
                                                          =========        =========        =========

      The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS (in thousands, except for share data)

1.   Organization and Summary of Significant Accounting Policies:

     Organization and Principles of Consolidation
     --------------------------------------------
     The consolidated financial statements include the accounts of The PBSJ Corporation and its wholly-owned subsidiaries, Post, Buckley, Schuh & Jernigan, Inc., a Florida corporation ("PBS&J"), PBS&J Construction Services, Inc., Post, Buckley International, Inc., Post Buckley de Mexico, S.A. de C.V., Seminole Development Corporation and HOH Associates, Inc. (collectively the "Company"). All material intercompany transactions and accounts have been eliminated in the accompanying consolidated financial statements.

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

     Revenue Recognition
     -------------------
     In the course of providing its services, the Company routinely incurs direct expenses such as subcontracts for services. In addition, the Company also includes pass-through costs on cost plus contracts which are customer-reimbursable materials, equipment and subcontractor costs when the Company determines that it is responsible for engineering specification, procurement and management of such cost components on behalf of the customer. These direct expenses are principally passed through to the Company's clients with minimal or no mark-up and, in accordance with industry practice, are included in the Company's gross revenues. Accordingly, the Company also reports net earned revenue, which is gross revenue less direct expenses. For cost-plus and time and material contracts, the Company reports fees earned based on actual labor multiplied by contractual rates or multipliers. For fixed price contracts, the Company reports fees earned on the percentage of completion basis, which includes revenue on the basis of costs incurred to date as a percentage of the total estimated costs.

     Anticipated losses are recognized in total in the period in which they became determinable. Accounts receivable is presented net of an allowance for doubtful accounts of $2,207 and $2,296 at September 30, 2001 and 2000, respectively. Unbilled fees are presented net of an allowance for estimated unbillable amounts of $611 at September 30, 2001 and 2000.

     Capital Structure
     -----------------
     The Company has authorized 15,000,000 shares of common stock (par value $.00067).

     On November 21, 2000, the Company's Board of Directors approved a five-for-one stock split that was effective on February 1, 2001. The stock split resulted in an increase in the number of authorized shares from 3,000,000 to 15,000,000. In addition, the adjusted par value and market price of the Company's Common Stock for the fiscal year ended September 30, 2001 is $.00067 and $10.72, respectively.

     The by-laws of the Company require the Company to redeem, at fair market value, common stock held by shareholders who terminate employment with the Company. Other than agreements with certain retired Directors as noted the in Proxy, as of September 30, 2001 and 2000, there is no outstanding redeemable common stock relating to employees no longer employed by the Company. The redemption value of all outstanding shares for fiscal years ended September 30, 2001 and 2000 was $99,329 and $74,132, respectively.

     Cash and Cash Equivalents
     -------------------------
     Cash equivalents consist of all highly liquid investments with an original maturity of three months or less from their dates of purchase. Cash equivalents consist primarily of money market accounts.

     Income Taxes
     ------------
     The Company uses the liability method of accounting for income taxes. The liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities. Such differences relate, primarily, to the Company's use of the accrual method of accounting for financial reporting purposes, and the cash method of accounting for tax purposes.

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

     Marketable Securities
     ---------------------
     Marketable securities consist of equity securities and mutual funds that are considered available-for-sale and are recorded at fair value. Changes in unrealized gains and losses for available-for-sale securities are charged or credited as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings. Investment security transactions are recorded on a trade date basis. The cost basis of investments sold is determined by the specific identification method

     Fair Value of Financial Instruments
     -----------------------------------
     The fair value of the Company's cash, accounts receivables, unbilled fees and trade accounts payable approximates book value due to the short-term maturities of these instruments. The carrying amount of marketable securities is based on quoted market prices at the reporting date for those investments and approximates fair value. The fair value of the Company's debt approximates the carrying value, which was based on similar rates, terms and maturities of existing debt as compared to current market conditions.

     In order to better manage its exposure to interest rate risk on its debt, the Company entered into an interest rate swap agreement. Such swap agreement, with a notional amount of $9.0 million, converts the Company's variable interest rate on its' $9.0 million mortgage to a fixed interest rate, thereby limiting the variance amount paid or received by the Company. Under the terms of the Swap, the Company pays 6.28% and receives the 30-day LIBOR. At September 30, 2001, the fair value of such derivative instrument of $489,000 is recorded in other liabilities and as an unrealized net loss in accumulated other comprehensive (loss)/income.

     Goodwill
     --------
     Goodwill represents the difference between the purchase price and the fair value of the net assets of acquired businesses, and is currently being amortized on a weighted-average basis over 10 to 20 years. A change in accounting estimate was made effective October 1, 1999, to change the maximum useful life of goodwill from 40 years to 20 years. The increase in amortization expense due to this change was $425 for the year ended September 30, 2000. Amortization expense relating to goodwill amounted to $439, $656, $201 for the years ended September 30, 2001, 2000 and 1999, respectively. The Company evaluates the realizability of goodwill based upon undiscounted forecasted operating earnings over the remaining amortization period for each investment having a significant goodwill balance. If an impairment in the value of the goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of the goodwill based upon the estimated fair value of the investment. Management believes that no impairment of goodwill exists at September 30, 2001.

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the allowance for doubtful accounts, unbilled fees, and reserve for litigation. Actual results could differ from those estimates.

     Stock Based Compensation
     ------------------------
     Non-vested, restricted stock awarded to certain employees is measured at the estimated fair value of the stock at the grant date.

     Property and Equipment
     ----------------------
     Property and equipment are stated at cost. Major renewals and improvements are capitalized, while repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

     Leasehold improvements are amortized over the shorter of the terms of the leases or their estimated useful lives. Cost and accumulated depreciation of property and equipment retired or sold are eliminated from the accounts at the time of retirement or sale and the resulting gain or loss is recorded in income.

     Concentrations of Credit Risk
     -----------------------------
     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, accounts receivable and unbilled fees. The Company places its cash with high credit quality financial institutions. At times, such amounts may be in excess of the FDIC insurance limits.

     Work performed for governmental entities accounted for approximately 71%, 69% and 66% of engineering fees for the years ended September 30, 2001, 2000 and 1999. For the years ended September 30, 2001, 2000 and 1999, approximately 19%, 17% and 15%, respectively, of earned revenue was derived from various districts of the Florida Department of Transportation (FDOT) under numerous contracts. While the loss of any individual contract would not have a material adverse effect on our results of operations and would not adversely impact the Company's ability to continue work under other contracts with the FDOT, the loss of all the FDOT contracts could have a material adverse effect on results of operations. Ongoing credit evaluations of customers are performed and generally no collateral is required. The Company provides an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Actual losses have historically been within management's expectations and estimates.

     Comprehensive Income
     --------------------
     In 1999, the Company implemented Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income, such as unrealized holding gains and losses on investments, by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of accumulated other comprehensive
     (loss)/income was as follows for the years ended September 30, 2001, 2000 and 1999:

                                                                             September 30
                                                                   ---------------------------------
                                                                      2001      2000        1999
                                                                      ----      ----        ----
     Unrealized (loss) gain on investments:
          Holding loss arising during period, net of tax             ($ 31)    ($524)      ($132)
          Reclassification adjustment, net of tax                        -       981        (620)
     Holding loss on interest rate swap agreement, net of tax         (288)        -           -
                                                                     -----     -----       -----
          Net (loss) gain recognized in other comprehensive
          income, net of tax                                         ($319)     $457       ($752)
                                                                     =====      ====       =====

     Recent Accounting Pronouncements
     --------------------------------
     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has adopted SAB 101 for each period presented in the accompanying statement of operations. There are no significant adjustments posted as a result of the adoption of SAB 101.

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

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144") which is effective for fiscal years beginning after December 15, 2001. FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model, based on the framework established in FAS 121, for long lived assets to be disposed of by sale. The Company does not expect the adoption of this statement to have a material impact on the Company's results of operations or its financial position.

     Derivative Instruments and Hedging Activities
     ---------------------------------------------
     In June 1998, the FASB issued Statement of Financial Accounting Standards
     (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal years beginning after June 15, 2000. Additionally, in June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," which needs to be adopted concurrently with Statement 133. The Company adopted SFAS 133 and 138 as of October 1, 2000.

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

     On March 8, 2001, the Company entered into a cash flow hedge. The fair value of the derivative instrument is recorded in other liabilities at September 30, 2001, and approximated $489,000. This amount, which has been deferred to AOCI, will be reclassified to other (expenses) income over the next five years, the term of the derivative instrument.

2.   Marketable Securities:

     At September 30, 2001 and 2000, the Company held investments in marketable securities classified as available-for-sale, which consisted of mutual funds and equity securities. Available-for-sale securities at September 30, 2001 and 2000 consisted of the following:

                                                                           Fair            Unrealized
                                                        Cost               Value         (Loss) / Gain
                                                        ----               -----         -------------
         September 30, 2001
              Mutual funds                             $ 547               $ 671              $  124
              Common stock                                41                  15                 (26)
                                                     -------            --------             -------
              Total                                    $ 588               $ 686               $  98
                                                     =======            ========             =======

         September 30, 2000
              Mutual funds                             $ 281               $ 410              $  129
              Common stock                                41                  41                   0
                                                     -------             -------             -------
              Total                                    $ 322               $ 451              $  129
                                                     =======             =======             =======

3.   Property and Equipment:

     Property and equipment consisted of the following:

                                                                Estimated                September 30,
                                                                                     ---------------------
                                                               Useful Lives            2001          2000
                                                            -----------------        ---------   ---------
         Land                                                       -               $  2,226      $  2,226
         Building and building improvements                  10 to 40 years           14,845        11,117
         Furniture and equipment                             5 to 7 years             34,933        34,029
         Computer equipment under capital lease              3 years                   1,786         1,786
         Vehicles                                            3 years                   3,017         3,113
         Leasehold improvements                              10 years                  8,218         6,173
                                                                                  ----------    ----------

                                                                                      65,025        58,444
       Less accumulated depreciation and amortization                                (29,461)      (29,415)
                                                                                  ----------    ----------
                                                                                    $ 35,564      $ 29,029
                                                                                  ==========    ==========

     Depreciation and amortization expense relating to property and equipment amounted to $8,276, $7,916 and $5,908 for the years ended September 30, 2001, 2000 and 1999, respectively. Our capital expenditures amounted to $14.8 and $15.8 million during fiscal years 2001 and 2000. The capital expenditures during fiscal year 2000 and 2001 included leasehold improvements related to several office relocations, information technology purchases and construction costs for the new Orlando office building. Accumulated depreciation related to the computer equipment amounted to $1,017 and $893 at September 30, 2001 and 2000, respectively.

4.   Acquisition:

     The Company acquired certain assets from J. Powell and Associates on January 1, 2001 for $2.2 million less the amount of J. Powell's accrued vacation at January 1, 2001. The assets acquired include fixed assets, goodwill of the trade name and deposits on leased properties. The acquisition of these assets contributes to the Company's goal of increasing its presence in the Western region. J. Powell's areas of specialty included civil engineering, environmental engineering and construction management in both the private and public sectors. The acquisition is accounted for using the purchase method of accounting, and the results of operations are included from the respective date of acquisition, which is January 1, 2001.

5.   Income Taxes:

     Provisions for income taxes consisted of the following:

                                               Years Ended September 30,
                                        ----------------------------------------
                                          2001            2000            1999
                                        -------         --------        -------

     Current                            $ 4,041         $ 3,464          $    -
     Deferred                               767          (2,875)          3,500
                                       --------        --------        --------

     Total provision                    $ 4,808          $  589         $ 3,500
                                       ========        ========        ========


     Included in the 2001, 2000 and 1999 provisions for income taxes are deferred state taxes of $85, $261 and $581, respectively. The current portion of state taxes was $985, $838 and $0 for the years ended September 30, 2001, 2000 and 1999, respectively. A reconciliation of the income tax provision to taxes computed at the U.S. federal statutory rate is as follows:

                                                                            2001           2000             1999
                                                                          -------        -------           ------
     U.S. Statutory Rate                                                     35.0%           35.0%            35.0%
     Federal Tax Credits                                                    (11.1)          (35.5)             0.0
     State Taxes, net of Federal Tax Benefit                                  3.9             3.9              3.9
     Nondeductible Expenses                                                   1.9             3.9              0.2
     Other                                                                   (2.0)           (2.0)             0.0
                                                                        ---------        --------          -------

     Effective tax rate                                                      27.7%            5.3%            39.1%
                                                                        =========        ========          =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consisted of the following:

                                                                          September 30,
                                                                    ---------------------------
                                                                      2001              2000
                                                                    --------          ---------
     Deferred tax liabilities:
          Accounts receivable                                          $18,040           $14,435
          Unbilled fees                                                 10,028            10,816
          Depreciation                                                   2,122             1,381
          Other                                                            608             1,192
                                                                     ---------          --------

          Gross deferred tax liabilities                                30,798            27,824
                                                                     ---------          --------
     Deferred tax assets:
          Accounts payable and accrued expenses                        (13,979)          (11,019)
          Compensation                                                    (338)             (588)
          Federal tax credit carryforwards                              (6,277)           (5,885)
          Deferred credits                                              (2,565)           (2,301)
          Other liabilities                                             (1,676)           (1,153)
                                                                     ---------          --------

          Gross deferred tax assets                                    (24,835)          (20,946)
          Valuation allowance of deferred tax asset                      4,830             3,349
                                                                     ---------          --------

          Net deferred tax assets                                      $20,005           $17,597
                                                                     ---------          --------
          Net deferred tax liabilities                                 $10,793           $10,227
                                                                    ==========        ==========

     The Company has research and development tax credit carryforwards of approximately $6.3 million as of September 30, 2001, which expire beginning 2017-2021. Valuation allowances of $4.8 and $3.3 million at September 30, 2001 and 2000, respectively, have been provided for tax credit carryforwards that, in the opinion of management, may not be realized.

6.   Deferred Compensation Plans:

     The Company maintains deferred compensation/consulting plans, which cover certain present key officers and employees and provides for payments upon retirement, death, or disability. The contracts fixed a minimum level for retirement benefits to be paid to participants based on age at retirement with the Company. The deferred compensation plans are funded through life insurance and are being provided for currently. Total annual cash surrender value increase for the years ended September 30, 2001, 2000 and 1999 for the plans amounted to $1,093, $260 and $279, respectively. Total compensation expense, included in general and administrative expenses, relating to the plans amounted to $1,039, $959 and $566 in fiscal years 2001, 2000 and 1999, respectively.

7.   Employee Benefit Plan:

     The Company has a qualified contributory profit-sharing and employee stock ownership plan (the "Plan") providing benefits for all eligible employees. During 1999, the Plan was amended to include an employer matching contribution up to 3% of the participants' eligible compensation. Prior to 1999, the Plan included an employer matching contribution, equal to 1% of the participants' eligible compensation. The Company's matching contribution was $2,630, $2,377 and $1,831 for the years ended September 30, 2001, 2000 and 1999, respectively. In addition, the Company accrued an additional $1,000, $700 and $400 at September 30, 2001, 2000 and 1999,
     respectively, as discretionary contributions to the profit sharing plan.

8.   Restricted Stock:

     Restricted stock is offered to existing employees, which are subject to restrictions on transfer, and risk of forfeiture until earned by continued employment. The restricted stock is subject to total forfeiture if the employee ceases to be employed prior to the maturity date of the restricted stock, except in certain limited circumstances described in the individual restricted stock award agreement. During the restriction period, holders have the rights of shareholders, including the right to vote, but cannot transfer ownership. Restricted stock is recorded at fair value on the date of issuance. The stock vests over the service period, which is usually 5 years. The issuance of restricted stock gives rise to unearned compensation that is amortized over the vesting period. Through September 30, 2001 and 2000, 577,014 and 482,165 shares of restricted stock have been issued, of which 118,675 and 87,965 shares had vested or had been canceled. Unearned compensation is shown as a reduction of stockholders' equity. The total amount of compensation expense recognized under these agreements during 2001, 2000 and 1999 was $246, $181 and $280, respectively.

     9.   Long  Term Debt:                                          September 30,
                                                                2001             2000
                                                              ---------       ---------
     Line of credit unused availability of $37,000,
        and $29,242 at September 30, 2001 and 2000,
        respectively.                                          $     -         $ 7,758

     Mortgage note payable due in monthly installments
        starting on April 16, 2001, with interest,
        collateralized by real property; unpaid principal
        due March 16, 2011. Interest at LIBOR plus the
        floating rate margin of not less than 65 basis
        points and not greater than 90 basis points.
        (3.28% at September 30, 2001)                            8,887               -

     Term loan due in annual installments of $2,000
        through July 31, 2002. Interest at LIBOR plus 75
        basis points or prime minus 50 basis points
        (3.38% and 7.37% at September 30, 2001 and
        September 30, 2000, respectively).                       2,000           4,000


     Notes payable to J. Powell & Associates, Inc. due in
        three annual installments of $333 with interest of
        7.12% through October 17, 2003.                          1,000               -

     Note payable to current stockholder due in semi-
        annual installments with interest of 7.25% through
        2002.                                                       47             137

     Capital lease of equipment, interest accrues at 8.3%,
        collateralized by certain equipment, due in
        monthly payments of principal and interest of $36.         987           1,327
                                                             ---------      ----------
                                                                12,921          13,222
     Less current portion                                        2,992           2,422
                                                             ---------      ----------

                                                              $  9,929         $10,800
                                                            ==========     ===========


     Scheduled maturities are as follows:

     2002 - $2,992; 2003 - $991; 2004 - $821; 2005 - $290 and 2006 and
     thereafter - $7,827.

     The expiration date on the line of credit is June 30, 2002. The interest rate ranges from LIBOR plus 50 basis points to prime minus 125 basis points if the Company's funded debt coverage ratio is less than 2.5 (3.13% and 7.12% at September 30, 2001 and 2000, respectively). The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if the Company's funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios.

10.  Commitments and Contingencies:

     The Company is obligated under various non-cancelable leases for office facilities, furniture and equipment. Certain leases contain renewal options, escalation clauses and certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties. As of September 30, 2001, the future minimum annual rental commitments under operating and capital leases are as follows:

                                                                                    Capitalized            Operating
             Year ending September 30                                                  Leases               Leases
             ------------------------                                             ---------------      ----------------
             2002                                                                    $     438           $    10,707
             2003                                                                          438                 8,152
             2004                                                                          219                 5,421
             2005                                                                            -                 4,179
             2006 +                                                                          -                 2,407
                                                                                     ---------           -----------
             Total minimum lease payments                                                1,095           $    30,866
                                                                                                         ===========
             Less: amount representing interest                                            108
                                                                                     ---------
             Present value of minimum lease payments                                 $     987
                                                                                     =========

     Total rent expense included in general and administrative expenses was $10,784, $10,668 and $8,903 for fiscal years ended 2001, 2000 and 1999, respectively.

     The Company is involved in legal actions arising in the ordinary course of business. The Company maintains a full range of insurance coverage, including worker's compensation, general and professional liability (including pollution liability) and property coverage. The Company's insurance policies may offset the amount of loss exposure from legal actions.

     As of September 30, 2001, there were approximately 20 cases pending against the Company, where plaintiffs allege damages resulting from the Company's engineering services. The plaintiffs' allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract.

     As of September 30, 2001, the Company had a reserve of approximately $3.8 million for all potential and existing claims, lawsuits and pending proceedings that, in management's opinion, are probable. The Company expects to pay these liabilities over the next one to three years. Management is of the opinion that the liabilities ultimately resulting from such existing and other pending proceedings, lawsuits and claims should not materially affect the Company's financial position, results of operations or cash flows.

11.  Supplemental Cash Flow Information:

                                                          Years ended September 30,
                                                        2001        2000        1999
                                                        ----        ----        ----
     Cash paid during the year for:
         Interest                                     $ 1,151     $ 1,092     $ 1,115
         Income taxes                                   3,814         929          33
     Non-cash investing activities:
         Computer equipment acquired
            through capital leases                          -           -       1,786
         Investments received in the
            sale of fixed assets                            -           -         618

     Details of acquisition:
         Fair value of assets acquired                $   244     $     -     $     -
         Goodwill                                       1,960           -           -
         Liabilities assumed                             (220)          -           -
                                                       --------   -------    --------

         Cash paid                                            1,984           -            -
         Less: note payable and restricted stock to seller   (1,000)          -            -
                                                            -------     -------      -------
         Net cash paid for acquisitions                     $   984     $     -      $     -
                                                            =======     =======      =======

12. Segment Reporting

       Financial information relating to the Company's operations by service is as follows:

Year Ended September 30, 2001
                                        Transportation       Construction         Civil      Environmental          Total
Engineering fees                              $128,098            $40,228       $70,104            $75,676       $314,106
Net earned revenue                              91,560             28,924        56,082             59,650        236,216
Operating income                                 9,766              3,364            95              4,674         17,899
Depreciation and amortization                    3,531              1,109         1,932              2,086          8,658
Total assets                                    52,610             16,522        28,792             31,080        129,004
Capital expenditures                             6,049              1,900         3,310              3,574         14,833

Year Ended September 30, 2000
                                        Transportation       Construction         Civil      Environmental          Total
Engineering fees                              $106,580            $34,162       $69,026            $52,757       $262,525
Net earned revenue                              77,183             24,257        53,620             41,770        196,830
Operating income                                 8,551              3,507          (894)             1,918         13,082
Depreciation and amortization                    3,214              1,030         2,081              1,591          7,916
Total assets                                    48,842             15,655        31,632             24,177        120,306
Capital expenditures                             6,402              2,052         4,146              3,169         15,769

Year Ended September 30, 1999
                                        Transportation       Construction         Civil      Environmental          Total
Engineering fees                               $87,464            $27,339       $65,336            $61,278       $241,417
Net earned revenue                              65,100             17,772        51,496             46,269        180,637
Operating income                                 3,316                989         2,683              2,012          9,000
Depreciation and amortization                    2,262                672         1,834              1,345          6,113
Total assets                                    38,263             11,411        30,953             23,208        103,835
Capital expenditures                             2,589                772         2,094              1,570          7,025

13.      Allowance for Doubtful Accounts and Estimatable Unbillable Amounts

         The activity in the allowance for doubtful and estimatable unbillable amounts were as follows:

                                                                                         ADDITIONS
                                                                   BALANCE AT        CHARGED TO COSTS                   BALANCE AT
                                  DESCRIPTION                   BEGINNING OF YEAR      AND EXPENSES       DEDUCTIONS    END OF YEAR
                                  -----------                   ------------------     ------------       ----------    -----------
YEAR ENDED SEPTEMBER 30, 2001

     Allowance for doubtful accounts                                 $2,296             $  411          $   (500)           $2,207
     Allowance for estimatable unbillable amounts                       611                  0                 0               611
                                                                  ---------           --------          --------           -------

                                                                     $2,907             $  411          $   (500)           $2,818
                                                                  =========           ========          ========           =======

YEAR ENDED SEPTEMBER 30, 2000

     Allowance for doubtful accounts                                 $4,952             $  294          $(2,950)            $2,296
     Allowance for estimatable unbillable amounts                       611                  0                0                611
                                                                  ---------           --------          -------            -------

                                                                     $5,563             $  294          $(2,950)            $2,907
                                                                  =========           ========          =======            =======

YEAR ENDED SEPTEMBER 30, 1999

     Allowance for doubtful accounts                                 $4,954             $1,262          $(1,264)            $4,952
     Allowance for estimatable unbillable amounts                       295                637            ( 321)               611
                                                                  ---------           --------          -------            --------

                                                                     $5,249             $1,899          $(1,585)            $5,563
                                                                  =========           ========          =======            =======

14.      Quarterly Financial Data (Unaudited)

                                                         2001                                       2000
                                        ---------------------------------------------------------------------------------

                                        9/30       6/30       3/31       12/31       9/30       6/30      3/31      12/31
                                        ----       ----       ----       -----       ----       ----      ----      -----
                                       (dollars in thousands)
Operating Data:
Engineering fees                       $ 86,482   $ 83,494    $ 78,514   $ 65,616   $ 68,251   $ 68,122  $ 67,462   $ 58,690
Net earned revenues                      64,064     62,707      59,917     49,528     50,041     50,059    51,407     45,323
Net income                                4,148      3,250       3,791      1,346      4,486      2,101     2,560      1,343

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference from the Proxy Statement for the 2002 Annual Meeting of Shareholders to be held January 18, 2002, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the Proxy Statement for the 2002 Annual Meeting of Shareholders to be held January 18, 2002, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the Proxy Statement for the 2002 Annual Meeting of Shareholders to be held January 18, 2002, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Proxy Statement for the 2002 Annual Meeting of Shareholders to be held January 18, 2002, a copy of which will be filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following is a list of financial information filed as a part of this Report:

         (1) Consolidated Financial Statements - The following financial statements of PBSJ Corporation and its subsidiaries are contained in Item 8 of this Form 10-K:

               1. Report of PricewaterhouseCoopers LLP, Independent Accountants.

               2. Consolidated Balance Sheet at September 30, 2001 and 2000.

               3. Consolidated Statement of Operations for each of the three years in the period ended September 30, 2001.

               4. Consolidated Statement of Stockholders' Equity at September
                  30, 2001, 2000 and 1999.

               5. Consolidated Statement of Cash Flows for each of the three years in the period ended September 30, 2001.

               6. Notes to Consolidated Financial Statements.

     (2) Financial Statement Schedules - The financial statement schedule information is included as part of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

     (3) Exhibits including those incorporated by reference:

Exhibit
Number      Description

3.1     -   Articles of Incorporation, as amended (*)
3.2     -   Amended and Restated Bylaws (*)
4.1     -   Form of Specimen Stock Certificate (*)
10.1    -   The PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust
            (**)
10.1a   -   Promissory Note previously filed as Exhibit 10.1 in Form 10Q dated
            May 15, 2001; Promissory note, dated March 19, 2001, between
            Suntrust Bank, a Georgia corporation, and Post, Buckley, Schuh &
            Jernigan, Inc., the Registrant's subsidiary
10.2    -   Supplemental Income Plan effective as of January 12, 1988 (*)
10.2a   -   Mortgage Security Agreement previously filed as Exhibit 10.2 in Form
            10Q dated May 15, 2001; Agreement, dated March 19, 2001, between
            Suntrust Bank, a Georgia corporation, and Post Buckley, Schuh &
            Jernigan, Inc., the Registrant's subsidiary.
10.3    -   Consulting/Supplemental Retirement/Death Benefits Agreement, dated
            November 6, 1987, between the Registrant and H. Michael Dye, as amended on October 16, 1989, March 1, 1993, February 6, 1995, May
            19, 1998 and November 22, 1999 (*)
10.3a   -   ISDA Master Agreement previously filed as Exhibit 10.3 in Form
            10Q dated May 15, 2001; Agreement, dated March 8, 2001, between
            Suntrust Bank and Post Buckley, Schuh & Jernigan, Inc., the
            Registrant's subsidiary.
10.4    -   Supplemental Retirement/Death Benefits Agreement, dated December
            17, 1987, between the Registrant and Robert J. Paulsen (*)
10.4a   -   Schedule to the ISDA Master Agreement previously filed as Exhibit
            10.4 in Form 10Q dated May 15, 2001; Agreement, dated March 8, 2001, between Suntrust Bank and Post Buckley, Schuh & Jernigan, Inc., the
            Registrant's subsidiary.
10.5    -   Supplemental Income Agreement, dated as of July 29, 1996, between the Registrant and Robert J. Paulsen (*)
10.5a   -   Confirmation of Interest Rate Transaction previously filed as
            Exhibit 10.5 in Form 10Q dated May 15, 2001; Confirmation, dated
            March 9, 2001, between Suntrust Bank and Post Buckley, Schuh &
            Jernigan, Inc., the Registrant's subsidiary.
10.6    -   Employment/Retirement Benefits Agreement, dated February 15,
            1999, between the Registrant and William W. Randolph (*)
10.7    -   Supplemental Retirement/Death Benefits Agreement, dated December 17,
            1987, between the Registrant and Richard A. Wickett, as amended on April 27, 1989,

Exhibit
Number        Description

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
              Nationsbank, N.A., Suntrust Bank, Miami, N.A., Post, Buckley,
              Schuh and Jernigan, Inc., The PBSJ Corporation, and the
              subsidiaries named therein, as amended on July 3, 1997 and June
              30, 1999 (*)
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

                                               The PBSJ Corporation


Date: December 18, 2001                        By: /s/ H. Michael Dye
                                                   ------------------
                                                   H. Michael Dye
                                                   Chairman and Chief Executive
                                                   Officer
                                                   (Principal Executive Officer)


Date: December 18, 2001                        By: /s/ Richard A. Wickett
                                                   ----------------------
                                                   Richard A. Wickett
                                                   Vice Chairman and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

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

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 15, 2001.

        Signature                              Capacity                                Date
 -----------------------            -------------------------------               -------------
/s/ H. Michael Dye                  Chairman of the Board                       December 18, 2001
------------------
 H. Michael Dye                     and Chief Executive Officer
                                    (Principal Executive Officer)


/s/ Richard A. Wickett              Vice Chairman of the Board,                 December 18, 2001
----------------------
Richard A. Wickett                  Vice President and
                                    Chief Financial Officer

/s/ William W. Randolph             Vice President                              December 18, 2001
-----------------------
 William W. Randolph


/s/ John B. Zumwalt                 President/Chief Operating Officer           December 18, 2001
-------------------
John B. Zumwalt

/s/ Todd J. Kenner                  Executive Vice President                    December 18, 2001
------------------
Todd J. Kenner

/s/ Robert J. Paulsen               Senior Vice President/Secretary             December 18, 2001
---------------------
Robert J. Paulsen

/s/ John S. Shearer                 Executive Vice President                    December 18, 2001
-------------------
John S. Shearer