Form 10-Q
period 2001-12-31
PBSJ CORP /FL/
filed 2002-02-14
CIK 1117414

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12(g) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] N [_]

     As of January 31, 2002 there were 8,521,648 shares of Common Stock, $.00067 par value per share, outstanding.

                              THE PBSJ CORPORATION

                                    FORM 10-Q

                                DECEMBER 31, 2001

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

                              THE PBSJ CORPORATION
                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                      (in thousands, except per share data)

                                                                     Three months ended December 31,

                                                                             2001          2000
                                                                          --------      --------
                                                                               (Unaudited)
Cash flows from operating activities:
Net income                                                              $  3,074      $  1,346
  Adjustments to reconcile net income to net cash used in operating activities:
Other                                                                       (141)          (82)
Depreciation and amortization                                              2,400         1,941
Provision for bad debt and unbillable amounts                                109           190
Provision for deferred compensation                                          165           (14)
Change in operating assets and liabilities, net of acquisitions:
     Decrease in accounts receivable                                       1,826         1,208
     Decrease in unbilled fees                                               879           587
     (Increase) decrease in other current assets                          (1,104)          758
     Increase in other assets                                               (308)         (521)
     Decrease in accounts payable and accrued expenses                    (7,063)       (7,454)
     Decrease in accrued vacation                                           (850)         (292)
     (Decrease) increase in other liabilities                                (37)          324
                                                                        --------      --------
     Net cash used in operating
        activities                                                        (1,050)       (2,009)
                                                                        --------      --------
Cash flows from investing activities:
     Sale of property and equipment                                          138             -
     Purchase of property and equipment                                   (1,787)       (3,601)
                                                                        --------      --------

     Net cash used in investing activities                                (1,649)       (3,601)
                                                                        --------      --------
Cash flows from financing activities:
     Decrease in bank overdraft                                           (1,773)         (314)
     Borrowings under line of credit                                      54,518        32,336
     Principal payments under line of credit                             (36,639)      (24,542)
     Principal payments under notes and mortgage payable                    (477)          (85)
     Purchase of common stock                                            (10,288)       (1,932)
                                                                        --------      --------

     Net cash provided by financing
         activities:                                                       5,341         5,463
                                                                        --------      --------
Net increase (decrease) in cash and cash equivalents                       2,642          (147)
Cash and cash equivalents at beginning of year                                 -           173
                                                                        --------      --------
Cash and cash equivalents at end of year                                $  2,642      $     26
                                                                        ========      ========

        The accompanying notes are an integral part of these consolidated financial statements.

PART I

Item 1.  Financial Statements

                              THE PBSJ CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


Assets                                                      December 31, 2001       September 30, 2001
------                                                      -----------------       ------------------
Current Assets:                                                (Unaudited)
 Cash and cash equivalents                                  $           2,642       $                -
 Marketable securities                                                    686                      686
 Accounts receivable, net                                              44,852                   46,195
 Unbilled fees, net                                                    24,897                   25,776
 Other current assets                                                   2,668                    1,564
                                                            -----------------       ------------------

Total current assets                                                   75,745                   74,221

Property and equipment, net                                            34,591                   35,564
Cash surrender value of life insurance                                  6,367                    6,209
Deferred income taxes                                                   5,028                    5,028
Other assets                                                            8,175                    7,982
                                                            -----------------       ------------------

Total assets                                                $         129,906       $          129,004
                                                            =================       ==================

Liabilities and Stockholder's Equity
------------------------------------
Current Liabilities:
 Accounts payable and accrued expenses                                 15,767                   22,830
 Current portion of long-term debt                                     20,865                    2,992
 Accrued vacation                                                       5,001                    5,851
 Deferred income taxes                                                 16,089                   16,022
 Bank overdrafts                                                            -                    1,773
                                                            -----------------       ------------------
Total current liabilities                                              57,722                   49,468

Long-term debt, less current portion                                    9,458                    9,929
Deferred compensation                                                   6,760                    6,595
Other liabilities                                                       4,271                    4,308
                                                            -----------------       ------------------

Total liabilities                                                      78,211                   70,300
                                                            -----------------       ------------------
Stockholders' Equity:
 Redeemable common stock, par value $0.00067, 15,000,000
  shares authorized, 8,535,673 and 9,265,721 shares issued
  and outstanding at December 31, 2001 and September 30,
  2001, respectively. Redeemable common stock had a                         6                        6
  redemption value of $121,207 and $99,329 at December 31,
  2001 and September 30, 2001, respectively.
 Additional paid in capital                                                 -                        -
 Retained earnings                                                     53,436                   60,635
 Accumulated other comprehensive (loss)                                  (188)                    (283)
 Unearned compensation                                                 (1,559)                  (1,654)
                                                            -----------------       ------------------

Total stockholders' equity                                             51,695                   58,704
                                                            -----------------       ------------------

Total liabilities and stockholders' equity                  $         129,906       $          129,004
                                                            =================       ==================

        The accompanying notes are an integral part of these consolidated financial statements.

                              THE PBSJ CORPORATION
                             CONSOLIDATED STATEMENTS
                                  OF OPERATIONS
                                 (in thousands)

                                            Three months ended December 31,
STATEMENT OF OPERATIONS DATA:
                                                2001                     2000
                                                ----                     ----
Earned revenue:                                      (Unaudited)
 Engineering fees                           $  83,554                 $ 65,616
 Direct expenses                               20,222                   16,088
                                            ---------                 --------
Net earned revenue                             63,332                   49,528
                                            ---------                 --------
Costs and expenses:
 Direct salaries                               22,898                   18,197
 General and administrative expenses           35,782                   29,742
                                            ---------                 --------
Total costs and expenses                       58,680                   47,939

Operating income                                4,652                    1,589
                                            ---------                 --------
Other income (expenses):
 Interest expense                                (242)                    (135)
 Other, net                                       196                      132
                                            ---------                 --------
Total other expenses                              (46)                      (3)

Income before income taxes                      4,606                    1,586

 Provision for income taxes                     1,532                      240
                                            ---------                 --------

Net income                                  $   3,074                 $  1,346
                                            =========                 ========

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

     In the opinion of management, the accompanying unaudited consolidated financial statements of the interim period contain all adjustments necessary to present fairly the financial position of The PBSJ Corporation as of December 31, 2001 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended December 31, 2001 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Basic and Diluted Earnings Per Share
------------------------------------
     In February of 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 does not require presentation of earnings per share (EPS) for entities not currently selling their securities in a public market or planning to sell their securities in a public market in the future. Since the Company's securities are not currently publicly traded or in the process of being registered for public trading in the future, no presentation has been made.

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

     Anticipated losses are recognized in total in the period in which they became determinable. Accounts receivable is presented net of an allowance for doubtful accounts of $2,220 and $2,207 at December 31, 2001 and September 30, 2001, respectively. Unbilled fees are presented net of an allowance for estimated unbillable amounts of $611 at December 31, 2001 and September 30, 2001.

Recent Accounting Pronouncements
--------------------------------
     In June 2001, the FASB issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS 142 will also require recognized intangible assets be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the Standard until its life is determined to no longer be indefinite. SFAS 141 is effective for all business combinations initiated after June 30, 2001, while the provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. The Company is currently analyzing the effect the adoption of these standards will have on its financial statements.

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

Capital Structure
-----------------
    The Company has authorized 15,000,000 shares of common stock (par value $.00067).

    The by-laws of the Company require the Company to redeem, at fair market value, common stock held by shareholders who terminate employment with the Company. Other than agreements with certain retired Directors as noted in the Proxy, as of December 31, 2001 and September 30, 2001, there is no outstanding redeemable common stock relating to employees no longer employed by the Company. The redemption value of all outstanding shares was $121,207 and $99,329 at December 31, 2001 and September 30, 2001, respectively.

2.  Contingencies:

    The Company is involved in legal actions arising in the ordinary course of business. The Company maintains a full range of insurance coverage, including worker's compensation, general and professional liability (including pollution liability) and property coverage. The Company's insurance policies may offset the amount of loss exposure from legal actions.

    As of December 31, 2001, there were approximately 34 cases pending against the Company, where plaintiffs allege damages resulting from the Company's engineering services. The plaintiffs' allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract.

    As of December 31, 2001, the Company had a reserve of approximately $3.9 million for all potential and existing claims, lawsuits and pending proceedings that, in management's opinion, are probable. The Company expects to pay these liabilities over the next one to three years. Management is of the opinion that the liabilities ultimately resulting from such existing and other pending proceedings, lawsuits and claims should not materially affect the Company's financial position, results of operations or cash flows.

3.   Income Taxes:

     The provision for income taxes for the three-month periods ended December 31, 2001 and 2000 was 33.3% and 15.1%, respectively. The effective tax rate for the three-month period ended December 31, 2001 reflects research and development tax credits related to the current year, whereas the effective tax rate for the three-month period ended December 31, 2000 reflects research and development tax credits related to 2000 and tax credit carry-forwards relating to prior years.

4.   Segment Reporting:

     Financial information relating to the Company's operations by service is as follows:

Three Months Ended December 31, 2001
                                              Transportation   Construction       Civil       Environmental         Total
Engineering fees                                    $ 34,661       $ 10,820     $17,017             $21,056      $ 83,554
Net earned revenue                                    24,869          8,008      13,283              17,172        63,332
Operating income                                       2,395            802        (269)              1,724         4,652
Depreciation and amortization                            996            311         488                 605         2,400
Total assets                                          53,889         16,823      26,457              32,737       129,906
Capital expenditures                                     742            231         364                 450         1,787


Three Months Ended December 31, 2000
                                              Transportation   Construction       Civil       Environmental         Total
Engineering fees                                    $ 27,148       $  9,033     $15,610             $13,825      $ 65,616
Net earned revenue                                    19,528          6,538      12,577              10,885        49,528
Operating income                                         937            564        (571)                659         1,589
Depreciation and amortization                            807            266         460                 408         1,941
Total assets                                          49,557         16,490      28,495              25,238       119,780
Capital expenditures                                   1,490            496         857                 758         3,601

5.   Long-Term Debt:

                                                                     December 31,    September 30,
                                                                         2001             2001
                                                                     -------------  ---------------
     Line of credit unused availability of $19,121,
       and $37,000 at December 31, 2001 and
       September 30, 2001, respectively.                             $      17,879   $            -

     Mortgage note payable due in monthly installments
      starting on April 16, 2001, with interest,
      collateralized by real property; unpaid principal
      due March 16, 2011. Interest at LIBOR plus the
      floating rate margin of not less than 65 basis
      points and not greater than 90 basis points.
      (2.52% and 3.28% at December 31, 2001 and
      September 30, 2001, respectively).                                     8,830            8,887

     Term loan due in annual installments of $2,000
      through July 31, 2002.  Interest at LIBOR plus 75
      basis points  or prime minus 50 basis points
      (2.62% and 3.38% at December 31, 2001 and
      September 30, 2001, respectively).                                     2,000            2,000


     Notes payable to J. Powell & Associates, Inc. due in
      three annual installments of $333 with interest of
      7.12% through October 17, 2003.                                          667            1,000

     Note payable to current stockholder due in semi
      annual installments with interest of 7.25%
      through 2002.                                                             47               47

     Capital lease of equipment, interest accrues at 8.3%,
      collateralized by certain equipment, due in
      monthly payments of principal and interest of $36.                       900              987
                                                                     -------------   --------------
                                                                            30,323           12,921
     Less current portion                                                   20,865            2,992
                                                                     -------------   --------------

     Long-term debt                                                  $       9,458   $        9,929
                                                                     =============   ==============

     The Company has a $37 million line of credit agreement with a bank. The expiration date on the line of credit is June 30, 2002. The interest rate ranges from LIBOR plus 50 basis points to prime minus 125 basis points if the Company's funded debt coverage ratio is less than 2.5 (2.37% and 3.13% at December 31, 2001 and September 30, 2001, respectively). The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if the Company's funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis is provided to increase an understanding of, and should be read in conjunction with, the consolidated financial statements and accompanying notes. As you read this section, you should also refer to the Company's Annual Report filed on Form 10-K for the fiscal year ended September 30, 2001.

   This Form 10-Q for the first quarter ended December 31, 2001 contains "forward-looking statements" within the meaning of the securities laws that involve risks and uncertainties. These statements contain or express our intentions, beliefs, expectations, strategies or predictions for the future. Although the Company's management believes that its expectations are reasonable and are based on reasonable assumptions, theses assumptions are subject to a wide range of business risks and uncertainties, explained in detail in the Company's Form 10 Registration Statement and Form 10-K, that may cause actual results, performance or achievements to differ materially from those stated or implied by these forward-looking statements. We do not intend nor assume any obligation to update any forward-looking statements.

Results of Operations

   The following table sets forth the percentage of net earned revenue represented by the items in our consolidated statements of operations:

                                        Three months ended December 31,

                                             2001           2000
                                        ------------   ---------------

Engineering fees                             131.9           132.5
Direct expenses                               31.9            32.5
                                        ------------   ---------------
Net earned revenue                           100.0           100.0
Costs and Expenses:
  Direct salaries                             36.1            36.7
  Selling, general and
    administrative expenses                   56.5            60.1
                                        ------------   ---------------
Operating income                               7.4             3.2
Interest expense                               (.4)            (.3)
Other, net                                      .3              .3
                                        ------------   ---------------
Income before income taxes                     7.3             3.2
Provision for income taxes                     2.4             0.5
                                        ------------   ---------------
Net income                                     4.9%            2.7%
                                        ============   ===============

A summary of operating results is as follows for each of the three months ended December 31 (dollars in thousands):

                                                            2001                    2000
                                                      ------------------     ------------------
Engineering fees ....................................     $83,554                  $65,616
Direct expenses .....................................      20,222                   16,088
                                                      ------------------     ------------------

Net earned revenue ..................................      63,332                   49,528

Costs and expenses ..................................      58,680                   47,939
                                                      ------------------     ------------------

Operating income ....................................       4,652                    1,589

Other expenses ......................................          46                        3
Provision for income taxes ..........................       1,532                      240
                                                      ------------------     ------------------

Net income ..........................................     $ 3,074                  $ 1,346
                                                      ==================     ==================

Segment Results of Operations

         Our businesses are reported as four segments, reflecting our management methodology and structure. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements. We evaluate performance based on operating profit of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for the three months ended December 31, 2001 as compared to 2000.

Transportation
--------------

                                                  2001       % Change    2000
                                                 ------      --------    ----

                                                     (Dollars in Thousands)
                                                     ----------------------

Engineering Fees .........................      $34,661        27.7%     $27,148

Direct Expenses ..........................        9,792        28.5        7,620

Net Earned Revenue .......................       24,869        27.4       19,528

Costs and Expenses .......................       22,474        20.9       18,591

Operating Income .........................      $ 2,395       155.6%     $   937

         Engineering fees of $34.7 million for the three-month period ended December 31, 2001 increased 27.7% as compared to the same period in 2000. Higher volumes from continued strength in the transportation services market and engineering fees from new projects were the primary contributors to this increase during 2001.

         Reported net earned revenue was $24.9 million during the three-month period ended December 31, 2001 as compared to $19.5 million for the same period in 2000, representing an increase of 27.4%. This increase was consistent with the increase in engineering fees in 2001. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses was $9.8 million during the three-month period ended December 31, 2001 as compared to $7.6 million for the same period in 2000, representing an increase of 28.5%. Direct expenses, as a percentage of net earned revenue was 39.4% for the three-month period ended December 31, 2001 as compared to 39.0% for the same period in 2000.

         Reported operating income was $2.4 million for the three-month period ended December 31, 2001 as compared to $937,000 for the same period in 2000, representing an increase of 155.6%. Operating income as a percentage of net earned revenue was 9.6% for the three-month period ended December 31, 2001 as compared to 4.8% for the same period in 2000. The increase in operating income and operating income as a percentage of net earned revenue is due to costs and expenses decreasing as a percentage of net earned revenue. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased at approximately the same rate as the increase in engineering fees due to additional staff required to support our internal growth. General and administrative expenses increased at a smaller rate than engineering fees. The increase in general and administrative expenses increased primarily due to annual increases in pay rates and medical plan insurance accruals, as well as an increase in personnel. As a percentage of net earned revenue, general and administrative costs fell to 54.3% for the three-month period ended December 31, 2001 as compared to 58.9% for the same period in 2000. This decrease was due in part to an increase in the Construction segment's percentage of the corporate allocation due to increased administrative support. The increase in Construction's allocation allowed the other three segments to receive slightly smaller allocations. In addition, the decrease in general and administrative expenses as a percentage of net earned revenue was due to a greater increase in chargeability, or direct labor, than in indirect labor. Indirect labor, which makes up almost 40% of total general and administrative costs, consists of non-chargeable time of the technical staff, administrative salaries, vacation, sick time and holidays. As the Company has grown, the increases in technical staff salaries have outweighed the increases in administrative staff salaries. In addition, the Company's employment turnover rate has been decreasing, allowing for additional general and administrative cost savings.


Civil Engineering
-----------------

                                                   2001     % Change    2000
                                                  ------    --------   ------

                                                     (Dollars in Thousands)

Engineering Fees ..........................      $17,017      9.0%    $15,610

Direct Expenses ...........................        3,734     23.1       3,033

Net Earned Revenue .......................       13,283         5.6      12,577

Costs and Expenses .......................       13,552         3.1      13,148

Operating Loss ...........................     ($   269)       52.9%   ($   571)

         Engineering fees of $17.0 million for the three-month period ended December 31, 2001 increased 9.0% as compared to the same period in 2000. Internal growth was the primary reason for the increase during 2000.

         Reported net earned revenue was $13.3 million for the three-month period ended December 31, 2001 as compared to $12.6 million for the same period in 2000, representing an increase of 5.6%. Net earned revenue increased at a lesser percentage than engineering fees as a result of the percentage increase in direct expenses being greater than the percentage increase in engineering fees. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses was $3.7 million during the three-month period ended December 31, 2001 as compared to $3.0 million for the same period in 2000, representing an increase of 23.1%. Direct expenses, as a percentage of net earned revenue increased to 28.1% for the three-month period ended December 31, 2001 from 24.1% for the same period in 2000. The increase in direct expenses and direct expenses as a percentage of net earned revenue is due to the increased use of sub consultants.

         Reported operating loss was ($269,000) for the three-month period ended December 31, 2001 as compared to ($571,000) for the same period in 2000, representing a reduction in the loss of 52.9%. Operating loss as a percentage of net earned revenue was (2.0%) for the three months ended December 31, 2001 as compared to (4.5%) for the same period in 2000. The reduction of the operating loss and operating loss as a percentage of net earned revenue is due to costs and expenses decreasing as a percentage of net earned revenue. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased at a lesser rate than engineering fees due to the increased use of sub-consultants. General and administrative expenses increased at a smaller rate than engineering fees. The increase in general and administrative expenses increased primarily due to annual increases in pay rates and medical plan insurance accruals, as well as an increase in personnel. As a percentage of net earned revenue, general and administrative costs fell to 65.9% for the three-month period ended December 31, 2001 as compared to 67.6% for the same period in 2000. This decrease was due in part to an increase in the Construction segment's percentage of the corporate allocation due to increased administrative support. The increase in Construction's allocation allowed the other three segments to receive slightly smaller allocations. In addition, the decrease in general and administrative expenses was due to a greater increase in chargeability, or direct labor, than in indirect labor. Indirect labor, which makes up almost 40% of total general and administrative costs, consists of non-chargeable time of the technical staff, administrative salaries, vacation, sick time and holidays. As the Company has grown, the increases in technical staff salaries have outweighed the increases in administrative staff salaries. In addition, the Company's employment turnover rate has been decreasing, allowing for additional general and administrative cost savings.

Environmental
-------------

                                                 2001       % Change     2000
                                                ------     ---------    -----

                                                    (Dollars in Thousands)

Engineering Fees .........................      $21,056       52.3%     $13,825

Direct Expenses ..........................        3,884       32.1        2,940

Net Earned Revenue .......................       17,172       57.8       10,885

Costs and Expenses .......................       15,448       51.1       10,226

Operating Income .........................      $ 1,724      161.8%     $   659

         Engineering fees of $21.1 million for the three-month period ended December 31, 2001 increased 52.3% as compared to the same period in 2000. Engineering fees from an increase in Federal projects and from the acquisition of J. Powell and Associates were the primary contributors to this increase during 2001.

         Reported net earned revenue was $17.2 million for the three-month period ended December 31, 2001 as compared to $ 10.9 million for the same period in 2000, representing an increase of 57.8%. Net earned revenue increased at a greater percentage than engineering fees as a result of the percentage increase in direct expenses being 20.2% less than the percentage increase in engineering fees. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses was $3.9 million during the three-month period ended December 31, 2001 as compared to $2.9 million for the same period in 2000, representing an increase of 32.1%. Direct expenses, as a percentage of net earned revenue was 22.6% for the three-month period ended December 31, 2001 as compared to 27.0% for the same period in 2000. The decrease in direct expenses as a percentage of net earned revenue is due to the increase in technical staff in this segment, which allowed for decreased use of outside sub-consultants.

         Reported operating income was $1.7 million for the three-month period ended December 31, 2001 as compared to $659,000 for the same period in 2000, representing an increase of 161.8%. Operating income as a percentage of net earned revenue was 10.0% for the three-month period ended December 31, 2001 as compared to 6.1% for the same period in 2000. The increase in operating income and operating income as a percentage of net earned revenue is due to the acquisition of J. Powell and Associates, internal growth and good cost control. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased at a greater rate than engineering fees due to the hiring of technical personnel to accommodate the internal growth. General and administrative expenses increased at a smaller rate than engineering fees. The increase in general and administrative expenses increased primarily due to annual increases in pay rates and medical plan insurance accruals, as well as an increase in personnel. As a percentage of net earned revenue, general and administrative costs fell to 56.0% for the three-month period ended December 31, 2001 as compared to 60.1% for the same period in 2000. This decrease was due in part to an increase in the Construction segment's percentage of the corporate allocation due to increased administrative support. The increase in Construction's allocation allowed the other three segments to receive slightly smaller allocations. In addition, the decrease in general and administrative expenses was due to a greater increase in chargeability, or direct labor, than in indirect labor. Indirect labor, which makes up almost 40% of total general and administrative costs, consists of non-chargeable time of the technical staff, administrative salaries, vacation, sick time and holidays. As the Company has grown, the increases in technical staff salaries have outweighed the increases in administrative staff salaries. In addition, the Company's employment turnover rate has been decreasing, allowing for additional general and administrative cost savings.

Construction Management
-----------------------

                                            2001           % Change        2000
                                           ------          --------        ----

                                                    (Dollars in Thousands)

Engineering Fee ..................        $10,820            19.8%       $ 9,033

Direct Expenses ..................          2,812            12.7          2,495

Net Earned Revenue ...............          8,008            22.5          6,538

Costs and Expenses ...............          7,206            20.6          5,974

Operating Income .................        $   802            42.1%       $   564

          Engineering fees of $10.8 million for the three-month period ended December 31, 2001 increased 19.8% as compared to the same period in 2000. Higher volume and continued growth in the business were the primary reasons for the increase during 2001.

          Reported net earned revenue was $8.0 million for the three-month period ended December 31, 2001 as compared to $6.5 million for the same period in 2000, representing an increase of 22.5%. Net earned revenue increased at a slightly higher percentage than engineering fees as a result of the percentage increase in direct expenses being less than the percentage increase in engineering fees. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses was $2.8 million during the three-month period ended December 31, 2001 as compared to $2.5 million for the same period in 2000, representing an increase of 12.7%. Direct expenses, as a percentage of net earned revenue, decreased from 38.2% for the three-month period ended December 31, 2000 to 35.1% for the same period in 2001. The decrease in direct expenses as a percentage of net earned revenue is due to the increase in technical staff in this segment, which allowed for decreased use of outside sub-consultants.

          Reported operating income was $802,000 for the three-month period ended December 31, 2001 as compared to $564,000 for the same period in 2000. Operating income as a percentage of net earned revenue was 10.0% for the three-month period ended December 31, 2001 as compared to 8.6% for the same period in 2000. The increase in operating income and operating income as a percentage of net earned revenue is due to increased chargeability and operating efficiencies. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased at a slightly smaller rate than engineering fees due to the increased chargeability and operating efficiencies from the technical staff. General and administrative expenses increased at a greater rate than engineering fees. As a percentage of net earned revenue, general and administrative costs remained consistent. The increase in general and administrative expenses increased in part due to an increase in the percentage of the corporate allocation applied to this segment. Prior to October 1, 2000, the construction management business segment never received a corporate allocation of administrative services because all of its' administrative work was handled by its own administration personnel. However, since the beginning of fiscal year 2001, the corporate administrative services function began performing administrative services for the construction management business segment, and therefore, began charging construction management with a corporate allocation charge, just as the other three services receive. However, the transition was gradual and, as a result, the allocation was minimal during fiscal 2001. In fiscal 2002, since all transitions are complete, the allocation percentage was increased to reflect a full allocation percentage, based on the size of this segment and the administrative support it requires. In addition, general and administrative expenses increased due to annual increases in pay rates and medical plan insurance accruals.

Consolidated Results

Other income (expenses):

     Other income and expenses primarily consists of interest and dividend income and interest expense. Other expenses were ($46,000) and ($3,000) for the three-month periods ended December 31, 2001 and 2000, respectively. This increase is due to increased interest expense as a result of the mortgage note, dated March 19, 2001, associated with the Maitland office and the note associated with the acquisition of J. Powell and Associates on January 1, 2001.

Net Income:

     Net income was $3.1 million and $1.3 million for the three-month periods ended December 31, 2001 and 2000, respectively. The percentage of net income to net earned revenue increased from 2.7% for the three-month period ended December 31, 2000 to 4.9% for the three-month period ended December 31, 2001. The increase in 2001 was a result of increased efficiencies within both the technical and administrative groups. As a result, direct expenses, direct salaries and general and administrative expenses increased at a smaller percentage than engineering fees. Chargeability increased during the three-month period ended December 31, 2001 compared to the same period in 2000 due to the hiring of more technical employees who incur direct labor. This made the increase in sub-consultant fees, which is a large part of direct expenses, to increase at a lesser rate than engineering fees. General and administrative costs increased due to annual increases in pay rates and increases in the accrual of insurance expenses related to our medical plan. However, as the Company has grown, the increases in technical staff salaries have outweighed the increases in administrative staff salaries. In addition, the Company's employment turnover rate has been decreasing, allowing for additional general and administrative cost savings.

Liquidity and Capital Resources

Cash Flow From Operating Activities

     Net cash used in operating activities totaled $1.1 million for the three months ended December 31, 2001 as compared to net cash used in operating activities of $2.0 million for the same period in 2000. This change is primarily a result of the significant increase in net income combined with the decrease in accounts receivable, offset by the decrease in accounts payable and the increase in other current assets consisting primarily of an increase in prepaid rent. Fluctuations in accounts payable are related to direct expenses, where the timing of payment to subcontractors is directly related to the collection of related receivables.

     Net income of $3.1 million for the three months ended December 31, 2001 was higher than the net income of $1.3 million for the same period in 2000 as a result of direct expenses, direct salaries and general and administrative expenses increasing at a lesser percentage than engineering fees.

     Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not previously paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock in the foreseeable future. All earnings are retained for investment in our business.

     Approximately 90% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contract. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. The unbilled fees account decreased $879,000, from $25.8 million at September 30, 2001 to $24.9 million at December 31, 2001. The number of days outstanding for unbilled fees was 27 days and 30 days at December 31, 2001 and September 30, 2001, respectively. By comparison, according to PSMJ Resources, Inc., the average days outstanding for unbilled fees for design firms of comparable size was 27.5 days in 2001 and 32.8 days in 2000.

     The allowance for doubtful accounts remains unchanged at $2.2 million at December 31, 2001 and September 30, 2001. The number of day's sales outstanding for accounts receivable was approximately 51 days and 49 days at December 31, 2001 and September 30, 2001, respectively. According to PSMJ Resources, Inc. the average days sales accounts receivables for design firms of comparable size to us was 69.8 days in 2001 and 67.4 days in 2000.

Cash Flow from Investing Activities

     Net cash used in investing activities was $1.6 million and $3.6 million for the three months ended December 31, 2001 and December 31, 2001, respectively. Investing activity consists of fixed asset purchases, such as survey equipment, computer equipment, furniture and leasehold improvements. The decrease in cash used for investing activities during 2001 is due to the construction of a new office building for our Orlando office in Maitland, Florida that occurred during 2000 and not in 2001.

Cash Flow from Financing Activities

     Net cash provided by financing activities for the three months ended December 31, 2001 was $5.3 million, as compared to $5.5 million for the same period in 2000. The decrease in cash provided by financing activities is attributable to the re-purchase of common stock from a retired director, offset by an increase in the net borrowings under the line of credit.

Capital Resources

     As of December 31, 2001, we have a $37 million revolving line of credit agreement. The revolving line of credit expires June 30, 2002. Negotiations are currently underway with financial institutions for the renewal of this line of credit. Management believes it will be successful in renewing its revolving line of credit on or before the expiration date. The interest rate on the revolving line of credit ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt average ratio is less than 2.5 (2.37% and 3.13% at December 31, 2001 and September 30, 2001, respectively). The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 and 3.0. As of December 31, 2001, we had $17.9 million outstanding under the revolving line of credit, which accrued interest at an effective rate of 2.37% for the three months ended December 31, 2001. By comparison, on September 30, 2001, we had $0.0 million outstanding under the revolving line of credit, which accrued interest at an effective rate of 3.13% for the year ended September 30, 2001. The increase in the line of credit was directly related to the financing of our new office building in Maitland, Florida, the payment of the Company's employer matching and discretionary contributions to the employee benefit plan and the payment of employee bonuses related to fiscal year 2001.

     As of December 31, 2001, we had an outstanding $2 million term loan. The term loan matures on July 31, 2002, and principal is amortized in annual installments of $2.0 million. Interest on the term loan is either LIBOR plus 75 basis points or prime minus 50 basis points. The effective interest rate on the term loan was 2.62% for the three months ended December 31, 2001 as compared to 3.38% for the fiscal year ended September 30, 2001. The revolving line of credit and term loan are collateralized by substantially all of our assets.

     Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income.

     Our capital expenditures are generally for purchases of property and equipment. We spent $1.8 million and $3.6 million on such expenditures for the three months ended December 31, 2001 and 2000 respectively. The capital expenditures in fiscal year 2001 consisted of equipment, furniture and leasehold improvement purchases, while the capital expenditures in 2000 were a result of all of these plus construction costs for the new Orlando office building.

     We believe that our existing financial resources, together with our availability under our revolving line of credit, will provide sufficient capital to fund our operations for fiscal year 2002.

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

     The interest rate on our revolving line of credit and term loan ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5 (2.37% and 3.13% at December 31, 2001 and September 30, 2001, respectively). The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The Company mitigates interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit or term loan. As of December 31, 2001,the fair value of the debt is consistent with the outstanding principal balance.

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

     None.

Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item  5.  Other Information

     None.

Item  6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         None.

     (b) Reports on Form 8-K

         Report filed on Form 8-K for February 14, 2002 -
                Item 5, Other events: On January 18, 2002, at the Company's annual stockholders' meeting, the Company's nominated Board of Directors was officially approved for 2002. The new Chairman for 2002 is Mr. Richard A. Wickett, the Company's current Chief Financial Officer and Treasurer. During 2001, Mr. Wickett held the positions of Vice Chairman, Chief Financial Officer, Treasurer and Senior Vice President. The Company's new Vice Chairman for 2002 is Mr. John B. Zumwalt, the Company's current President and Chief Executive Officer. During 2001, Mr. Zumwalt held the positions of President and Chief Operating Officer. The Company's Chairman and Chief Executive Officer during 2001, Mr. H. Michael Dye, will remain on the Board of Directors serving as a Vice President as he enters into retirement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               The PBSJ Corporation

Dated:  February 14, 2002                    By /s/ Richard A. Wickett
        -----------------                      -----------------------

                                               Richard A. Wickett
                                                Chairman,
                                                Chief Financial Officer,
                                                and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                   Capacity                       Date       .
 --------------------   --------------------------------     ------------------

/s/ Richard A. Wickett    Chairman, Chief Financial          February 14, 2002
----------------------    Officer and Treasurer
Richard A. Wickett

/s/ John B. Zumwalt       Vice Chairman, President and       February 14, 2002
--------------------      Chief Executive Officer
John B. Zumwalt

/s/ Robert J. Paulsen     Executive Vice President and       February 14, 2002
---------------------     Secretary
Robert J. Paulsen

/s/ John S. Shearer       Vice President                     February 14, 2002
---------------------
John S. Shearer

/s/ Todd J. Kenner        Vice President                     February 14, 2002
---------------------
Todd J. Kenner

/s/ H. Michael Dye        Vice President                     February 14, 2002
------------------
H. Michael Dye