Form 10-Q
period 2002-03-31
PBSJ CORP /FL/
filed 2002-05-15
CIK 1117414

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the Quarterly Period Ended March 31, 2002

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12(g) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[_]

     As of April 30, 2002 there were 8,623,447 shares of Common Stock, $.00067 par value per share, outstanding.

                             THE PBSJ CORPORATION

                                   FORM 10-Q

                                MARCH 31, 2002

                               TABLE OF CONTENTS

Item
Number           CAPTION                                                                                PAGE

PART I:  FINANCIAL INFORMATION

Item  1.  Financial Statements                                                                            3

Item  2.  Management's Discussion and Analysis of Financial Condition and  Results of Operations         12

Item  3.  Quantitative and Qualitative Disclosures about Market Risk                                     22


PART II: OTHER INFORMATION

Item  1.  Legal Proceedings                                                                              23

Item  2.  Changes in Securities                                                                          23

Item  3.  Defaults Upon Senior Securities                                                                23

Item  4.  Submission of Matters to a Vote of Security Holders                                            24

Item  5.  Other Information                                                                              24

Item  6.  Exhibits and Reports on Form 8-K                                                               25


SIGNATURES                                                                                               26

PART I

Item 1.  Financial Statements

                             THE PBSJ CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

Assets                                                        March 31, 2002            September 30, 2001
------                                                        --------------            ------------------
Current Assets:                                                 (Unaudited)
   Cash and cash equivalents                                   $       1,637               $            -
   Marketable securities                                                 680                          686
   Accounts receivable, net                                           43,508                       46,195
   Unbilled fees, net                                                 28,565                       25,776
   Other current assets                                                2,455                        1,564
                                                               -------------               --------------

Total current assets                                           $      76,845               $       74,221

Property and equipment, net                                           33,764                       35,564
Cash surrender value of life insurance                                 6,724                        6,209
Deferred income taxes                                                  5,028                        5,028
Other assets                                                           7,682                        7,982
                                                               -------------               --------------

Total assets                                                   $     130,043               $      129,004
                                                               =============               ==============

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
   Accounts payable and accrued expenses                       $      16,624               $       22,830
   Current portion of long-term debt                                  19,167                        2,992
   Accrued vacation                                                    5,994                        5,851
   Deferred income taxes                                              16,158                       16,022
   Bank overdrafts                                                         -                        1,773
                                                               -------------               --------------

Total current liabilities                                      $      57,943               $       49,468

Long-term debt, less current portion                                   9,293                        9,929
Deferred compensation                                                  6,888                        6,595
Other liabilities                                                      3,994                        4,308
                                                               -------------               --------------

Total liabilities                                              $      78,118               $       70,300
                                                               -------------               --------------

Stockholders' Equity:
   Redeemable common stock, par value $0.00067, 15,000,000
    shares authorized, 8,622,688 and 9,265,721 shares
    issued and outstanding at March 31, 2002 and September
    30, 2001, respectively. Redeemable common stock had a
    redemption value of $122,442 and $99,329 at March 31,
    2002 and September 30, 2001, respectively.                             6                            6
   Retained earnings                                                  58,009                       60,635
   Accumulated other comprehensive loss                                 (160)                        (283)
   Notes receivable from stockholders                                 (4,213)                           -
   Unearned compensation                                              (1,717)                      (1,654)
                                                               -------------               --------------

Total stockholders' equity                                            51,925                       58,704
                                                               -------------               --------------

Total liabilities and stockholders' equity                     $     130,043               $      129,004
                                                               =============               ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                             THE PBSJ CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                (in thousands)

STATEMENT OF OPERATIONS                     Three months ended March 31,                Six months ended March 31,
DATA:                                          2002              2001                      2002              2001
                                            ---------         ---------                 ---------         ---------
Earned revenue:
   Engineering fees                         $  84,620         $  78,514                 $ 168,174         $ 144,130
   Direct expenses                             17,970            18,597                    38,192            34,685
                                            ---------         ---------                 ---------         ---------
Net earned revenue                             66,650            59,917                   129,982           109,445

Costs and expenses:
   Direct salaries                             24,236            21,947                    47,134            40,144
   General and administrative expenses         37,334            33,177                    73,116            62,919
                                            ---------         ---------                 ---------         ---------
Total costs and expenses                       61,570            55,124                   120,250           103,063

Operating income                                5,080             4,793                     9,732             6,382

Other income (expenses):
   Interest expense                              (300)             (438)                     (542)             (573)
   Other, net                                      58               202                       254               334
                                            ---------         ---------                 ---------         ---------
Total other expenses                             (242)             (236)                     (288)             (239)

Income before income taxes                      4,838             4,557                     9,444             6,143

   Provision for income taxes                   1,402               766                     2,934             1,006
                                            ---------         ---------                 ---------         ---------

Net income                                  $   3,436         $   3,791                 $   6,510         $   5,137
                                            =========         =========                 =========         =========


      The accompanying notes are an integral part of these consolidated financial statements.

                             THE PBSJ CORPORATION
                    CCONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                           Six months ended March 31,

                                                                          2002                    2001
                                                                      --------                --------
     Cash flows from operating activities:
     Net income                                                       $  6,510                $  5,137
       Adjustments to reconcile net income to net cash provided
          by operating activities:
     Other                                                                (488)                   (782)
     Depreciation and amortization                                       4,793                   3,989
     Provision for bad debt and unbillable amounts                         326                     679
     Provision for deferred compensation                                   293                     408
     Changes in operating assets and liabilities, net of
       acquisitions:
          Decrease (increase) in accounts receivable                     3,315                  (5,647)
          Increase in unbilled fees                                     (2,789)                   (281)
          (Increase) decrease in other current assets                     (891)                  1,582
          Decrease (increase) in other assets                               72                  (1,780)
          Decrease in accounts payable and accrued expenses             (6,206)                 (2,145)
          Increase in accrued vacation                                     143                     452
          (Decrease) increase in other liabilities                        (314)                    459
                                                                      --------                --------

          Net cash provided by operating activities                      4,764                   2,071
                                                                      --------                --------
     Cash flows from investing activities:
             Sales of property and equipment                               140                       -
          Purchase of property and equipment                            (3,803)                 (6,748)
                                                                      --------                --------

          Net cash used in investing activities                         (3,663)                 (6,748)
                                                                      --------                --------

     Cash flows from financing activities:
          Decrease in bank overdraft                                    (1,773)                 (1,655)
          Borrowings under line of credit                              102,933                  82,337
          Proceeds from issuance of note payable                             -                   9,000
          Principal payments under line of credit                      (86,711)                (78,122)
          Principal payments under notes and mortgage payable             (683)                    (85)
          Increase in notes receivable from stockholders                (4,213)                 (3,580)
          Sale of common stock                                           4,394                   3,585
          Purchase of common stock                                     (13,411)                 (5,726)
                                                                      --------                --------

          Net cash provided by financing activities                        536                   5,754
                                                                      --------                --------

     Net increase in cash and cash equivalents                           1,637                   1,077

     Cash and cash equivalents at beginning of year                          -                     173
                                                                      --------                --------

     Cash and cash equivalents at end of year                         $  1,637                $  1,250
                                                                      ========                ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies:

Basis of Presentation
---------------------
     The accompanying financial information has been prepared in accordance with the interim reporting rules and regulations of the Securities and Exchange Commission, and therefore does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the interim period contain all adjustments necessary to present fairly the financial position of The PBSJ Corporation as of March 31, 2002 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated balance sheet as of September 30, 2001 was derived from the Company's audited financial statements included in the Company's Form 10-K for the year ended September 30, 2001. The accompanying financial statements should be read in conjunction with the Company's Form 10-K for the year ended September 30, 2001. The results of operations for the three and six month periods ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

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

     Anticipated losses are recognized in total in the period in which they became determinable. Accounts receivable is presented net of an allowance for doubtful accounts of $2.3 million and $2.2 million at

March 31, 2002 and September 30, 2001, respectively. Unbilled fees are presented net of an allowance for estimated unbillable amounts of $611,000 at March 31, 2002 and September 30, 2001.

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

Capital Structure
-----------------
     The Company has authorized 15,000,000 shares of common stock (par value $.00067).

     The by-laws of the Company require the Company to redeem, at fair market value, common stock held by shareholders who terminate employment with the Company. Other than agreements with certain retired Directors as noted in the Proxy, as of March 31, 2002 and September 30, 2001, there is no outstanding redeemable common stock relating to employees no longer employed by the Company. The redemption value of all outstanding shares was $122.4 million and $99.3 million at March 31, 2002 and September 30, 2001, respectively.

2.    Contingencies:

     The Company is involved in legal actions arising in the ordinary course of business. The Company maintains a full range of insurance coverage, including worker's compensation, general and professional liability (including pollution liability) and property coverage. The Company's insurance policies may offset the amount of loss exposure from legal actions.

     As of March 31, 2002, there were approximately 37 cases pending against the Company, where plaintiffs allege damages resulting from the Company's engineering services. The plaintiffs' allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract.

     As of March 31, 2002, the Company had a reserve of approximately $3.8 million for all potential and existing claims, lawsuits and pending proceedings that, in management's opinion, are probable. The Company expects to pay these liabilities over the next one to three years. Management is of the opinion that the liabilities ultimately resulting from such existing and other pending proceedings, lawsuits and claims should not materially affect the Company's financial position, results of operations or cash flows.

3.   Income Taxes:
     The provision for income taxes for the six-month periods ended March 31, 2002 and 2001 was 31.1% and 16.4%, respectively. The effective tax rate for the six-month period ended March 31, 2002 reflects research and development tax credits related to the current year, whereas the effective tax rate for the six-month period ended March 31, 2001 reflects research and development tax credits related to fiscal 2001 and tax credit carry-forwards relating to prior years.

4.  Segment Reporting:

     Financial information relating to the Company's operations by service is as follows (dollars in thousands):

Three Months Ended March 31, 2002
                                              Transportation   Construction       Civil       Environmental         Total
Engineering fees                                    $ 35,602       $ 10,626    $ 15,658            $ 22,734     $  84,620
Net earned revenue                                    26,451          8,019      14,033              18,147        66,650
Operating income                                       2,371            603         238               1,868         5,080
Depreciation and amortization                          1,007            300         443                 643         2,393
Total assets                                          54,332         16,584      25,266              33,861       130,043
Capital expenditures                                     847            254         375                 540         2,016


Three Months Ended March 31, 2001
                                              Transportation   Construction       Civil       Environmental         Total
Engineering fees                                    $ 31,495       $  9,971    $ 17,841            $ 19,207     $  78,514
Net earned revenue                                    22,940          7,300      14,623              15,054        59,917
Operating income                                       2,387          1,134         345                 927         4,793
Depreciation and amortization                            828            253         497                 470         2,048
Total assets                                          53,755         17,044      31,466              28,845       131,110
Capital expenditures                                   1,348            404         804                 765         3,321


Six Months Ended March 31, 2002
                                              Transportation   Construction       Civil       Environmental         Total
Engineering fees                                    $ 70,263       $ 21,446    $ 32,675            $ 43,790     $ 168,174
Net earned revenue                                    51,320         16,027      27,316              35,319       129,982
Operating income (loss)                                4,766          1,405         (31)              3,592         9,732
Depreciation and amortization                          2,003            611         931               1,248         4,793
Total assets                                          54,332         16,584      25,266              33,861       130,043
Capital expenditures                                   1,589            485         739                 990         3,803


Six Months Ended March 31, 2001
                                              Transportation   Construction       Civil       Environmental         Total
Engineering fees                                    $ 58,643       $ 19,004    $ 33,451            $ 33,032     $ 144,130
Net earned revenue                                    42,468         13,838      27,199              25,940       109,445
Operating income (loss)                                3,324          1,699        (226)              1,585         6,382
Depreciation and amortization                          1,635            519         957                 878         3,989
Total assets                                          53,755         17,044      31,466              28,845       131,110
Capital expenditures                                   2,838            900       1,661               1,523         6,922

5.  Long-Term Debt (dollars in thousands):

                                                                 March 31,       September 30,
                                                                   2002              2001
                                                               -------------     -------------
     Line of credit unused availability of $20,778,
        and $37,000 at March 31, 2002 and
        September 30, 2001, respectively.                      $      16,222     $           -

     Mortgage note payable due in monthly installments
        starting on April 16, 2001, with interest,
        collateralized by real property; unpaid principal
        due March 16, 2011. Interest at LIBOR plus the
        floating rate margin of not less than 65 basis
        points and not greater than 90 basis points.
        (2.53% and 3.28% at March 31, 2002 and
        September 31, 2001, respectively).                             8,767             8,887

     Term loan due in annual installments of $2,000
        through July 31, 2002.  Interest at LIBOR
        plus 75 basis points or prime minus 50
        basis points (2.63% and 3.38% at March 31,
        2002 and September 30, 2001, respectively).                    2,000             2,000

     Notes payable to J. Powell & Associates, Inc.
        due in three annual installments of $333
        with interest of 7.12% through October 17, 2003.                 667             1,000

     Note payable to current stockholder due in
        semi-annual installments with interest of
        7.25% through January of 2002.                                     -                47

     Capital lease of equipment, interest accrues
        at 8.3%, collateralized by certain equipment, due in
        monthly payments of principal and interest of $36.               804               987
                                                               -------------     -------------
                                                                      28,460            12,921
     Less current portion                                             19,167             2,992
                                                               -------------     -------------

     Long-term debt                                            $       9,293     $       9,929
                                                               =============     =============

     The Company has a $37 million line of credit agreement with a bank. The expiration date on the line of credit is June 30, 2002. The interest rate ranges from LIBOR plus 50 basis points to prime minus 125 basis points if the Company's funded debt coverage ratio is less than 2.5 (2.38% and 3.13% at March 31, 2002 and September 30, 2001, respectively). The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if the Company's funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis is provided to increase an understanding of, and should be read in conjunction with, the condensed consolidated financial statements and accompanying notes. As you read this section, you should also refer to the Company's Annual Report filed on Form 10-K for the fiscal year ended September 30, 2001.

     This Form 10-Q for the second quarter ended March 31, 2002 contains "forward-looking statements" within the meaning of the securities laws that involve risks and uncertainties. These statements contain or express our intentions, beliefs, expectations, strategies or predictions for the future. Although the Company's management believes that its expectations are reasonable and are based on reasonable assumptions, theses assumptions are subject to a wide range of business risks and uncertainties, explained in detail in the Company's Form 10 Registration Statement and Form 10-K, that may cause actual results, performance or achievements to differ materially from those stated or implied by these forward-looking statements. We do not intend nor assume any obligation to update any forward-looking statements.


Results of Operations

     The following table sets forth the percentage of net earned revenue represented by the items in our consolidated statements of operations:

                                        Three months ended March 31,       Six months ended March 31,

                                           2002               2001            2002            2001
                                       ------------       ------------    ------------    ------------
Engineering fees                          127.0%             131.0%          129.4%          131.7%
Direct expenses                            27.0               31.0            29.4            31.7
                                       ------------       ------------    ------------    ------------
Net earned revenue                        100.0              100.0           100.0           100.0
Costs and Expenses:
     Direct salaries                       36.4               36.6            36.3            36.7
     General and
         administrative expenses           56.0               55.4            56.2            57.5
                                       ------------       ------------    ------------    ------------
Operating income                            7.6                8.0             7.5             5.8
Interest expense                           (0.5)              (0.7)           (0.4)           (0.5)
Other, net                                  0.1                0.3             0.2             0.3
                                       ------------       ------------    ------------    ------------
Income before income taxes                  7.3                7.6             7.3             5.6
Provision for income taxes                  2.1                1.3             2.3             0.9
                                       ------------       ------------    ------------    ------------
Net income                                  5.2%               6.3%            5.0%            4.7%

A summary of operating results is as follows for the three and six months ended March 31 (dollars in thousands):

                                           Three months ended March 31,
                                           2002          2001
                                           --------      --------

Engineering fees.......................    $ 84,620      $ 78,514
Direct expenses........................      17,970        18,597
                                           --------      --------

Net earned revenue.....................      66,650        59,917

Costs and expenses.....................      61,570        55,124
                                           --------      --------

Operating income.......................       5,080         4,793

Other expenses.........................         242           236
Provision for income taxes.............        1402           766
                                           --------      --------

Net income.............................    $  3,436      $  3,791
                                           ========      ========

                                           Six months ended March 31,
                                           2002          2001
                                           ---------     ---------

Engineering fees.......................    $ 168,174     $ 144,130
Direct expenses........................       38,192        34,685
                                           ---------     ---------

Net earned revenue.....................      129,982       109,445

Costs and expenses.....................      120,250       103,063
                                           ---------     ---------

Operating income.......................        9,732         6,382

Other expenses.........................          288           239
Provision for income taxes.............        2,934         1,006
                                           ---------     ---------

Net income.............................    $   6,510     $   5,137
                                           =========     =========
Segment Results of Operations

     Our businesses are reported as four segments, reflecting our management methodology and structure. The accounting policies of the segments are the same as those described in the footnotes to the accompanying condensed consolidated financial statements. We evaluate performance based on operating profit of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for the three and six months ended March 31, 2002 as compared to 2001.

Transportation
--------------

                                        Three months ended March 31,       Six months ended March 31,
                                        ----------------------------       --------------------------

                                         2002     % Change      2001        2002    % Change    2001
                                        ------    --------     -----       ------   --------   ------

                                           (dollars in thousands)             (dollars in thousands)
                                           ----------------------             ----------------------
Engineering Fees....................    $ 35,602      13.0%    $31,495     $ 70,263    19.8%   $  58,643

Direct Expenses.....................       9,152       7.0       8,555       18,943    17.1       16,175

Net Earned Revenue..................      26,451      15.3      22,940       51,320    20.8       42,468

Costs and Expenses..................      24,080      17.2      20,553       46,554    18.9       39,144

Operating Income.....................   $  2,371      (0.7)%   $ 2,387     $  4,766    43.4%   $   3,324

     Engineering fees of $35.6 million for the three-month period ended March 31, 2002 increased 13.0% as compared to $31.5 million for the same period in 2001. For the six-month period ended March 31, 2002, engineering fees were $70.3 million compared to $58.6 million in 2001, representing a 19.8% increase. Higher volumes from continued strength in the transportation services market and engineering fees from new projects were the primary contributors to this increase during 2002.

     Reported net earned revenue was $26.5 million during the three-month period ended March 31, 2002 as compared to $22.9 million for the same period in 2001, representing an increase of 15.3%. For the six-month period ended March 31, 2002, net earned revenue was $51.3 million compared to $42.5 million in 2001, representing a 20.8% increase. Net earned revenue increased at a greater percentage than engineering fees as a result of the percentage increase in direct expenses being smaller than the percentage increase in engineering fees. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses were $9.2 million during the three-month period ended March 31, 2002 as compared to $8.6 million for the same period in 2001, representing an increase of 7.0%. For the six-month period ended March 31, 2002, direct expenses were $18.9 million compared to $16.2 million in 2001, representing a 17.1% increase. Direct expenses, as a percentage of net earned revenue, were 34.6% for the three-month period ended March 31, 2002 as compared to 37.3% for the same period in 2001. For the six-month period ended March 31, 2002, direct expenses, as a percentage of net earned revenue, were 36.9% compared to 38.1% in 2001. The decrease in direct expenses as a percentage of net earned revenue is due to the decreased use of sub-consultants as a result of additional hiring and reduced employee turnover.

     Reported operating income was $2.4 million for the three-month periods ended March 31, 2002 and 2001. For the six-month period ended March 31, 2002, operating income was $4.8 million compared to $3.3 million in 2001, representing a 43.4% increase. Operating income as a percentage of net earned revenue was 9.0% for the three-month period ended March 31, 2002 as compared to 10.4% for the same period in 2001. For the six-month period ended March 31, 2002, operating income, as a percentage of net earned revenue, was 9.3% compared to 7.8% in 2001. The decrease in operating income as a percentage of net earned revenue for the three-month period ended March 31, 2002 is due to (1) one less production day during the second quarter of 2002 as compared to the same period in 2001, (2) a decrease in chargeability during the second quarter of 2002 as compared to the same period in 2001 and (3) a higher increase in general and administrative costs than in net earned revenue for the period. The increase in operating income and operating income as a percentage of net earned revenue for the six-month period ended March 31, 2002, is due to improved cost control, thereby allowing for a reduction in costs and expenses as a percentage of net earned revenue. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. As a percentage of net earned revenue, direct salaries remained the same at 36.4% for the six-month periods March 31, 2002 and 2001. However, direct salaries increased at a greater rate than the increase in engineering fees due to additional staff hired in 2002 to support our internal growth. During 2001, the industry was experiencing an extremely competitive hiring atmosphere. Therefore, additional labor required to support our internal growth was supplied through the use of sub-consultants, or direct expenses. In addition, the Company's turnover rate has decreased since 2001. General and administrative expenses increased primarily due to annual increases in pay rates and medical plan insurance accruals, as well as an increase in personnel. As a percentage of net earned revenue, general and administrative expenses have increased during the three-month period ended March 31, 2002 due to a reduction of chargeability during the second quarter, causing indirect labor to increase. However, for the six-month period ended March 31, 2002, general and administrative expenses, as a percentage of net earned revenue, have decreased compared to the same period in 2001. This decrease was due to an increase in the Construction segment's percentage of the corporate allocation due to increased administrative support given to that segment. The increase in Construction's allocation allowed the other three segments to receive smaller allocations.

Civil Engineering
-----------------

                                        Three months ended March 31,       Six months ended March 31,
                                        ----------------------------       --------------------------

                                         2002     % Change      2001        2002    % Change    2001
                                        ------    --------     -----       ------   --------   ------

                                           (dollars in thousands)             (dollars in thousands)
                                           ----------------------             ----------------------
Engineering Fees....................    $15,658     (12.2)%    $17,841     $ 32,675    (2.3)%  $ 33,451

Direct  Expenses....................      1,625     (49.5)       3,218        5,359   (14.3)      6,252

Net Earned Revenue..................     14,033      (4.0)      14,623       27,316     0.4      27,199

Costs and Expenses..................     13,795      (3.4)      14,278       27,347    (0.3)     27,425

Operating Income (loss).............    $   238     (31.0)%    $   345          (31)   86.3%       (226)

         Engineering fees of $15.7 million for the three-month period ended March 31, 2002 decreased 12.2% as compared to the same period in 2001. For the six-month period ended March 31, 2002, engineering fees were $32.7 million compared to $33.5 million in 2001, representing a 2.3% decrease. This decrease is directly related to the slowdown in the economy since late 2000. Civil engineering clients are typically private sector clients. Therefore, they tend to be affected by the fluctuations in the economy more than the public sector clients associated with our other segments.

         Reported net earned revenue was $14.0 million for the three-month period ended March 31, 2002 as compared to $14.6 million for the same period in 2001, representing a decrease of 4.0%. For the six-month period ended March 31, 2002, net earned revenue remained consistent at $27.3 million compared to $27.2 million in 2001. Net earned revenue decreased at a lesser percentage than engineering fees for the three-month period ended March 31, 2002 as a result of a reduction in direct expenses, specifically the use of sub-consultants, due to the slowdown in the economy. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses were $1.6 million during the three-month period ended March 31, 2002 as compared to $3.2 million for the same period in 2001, representing a decrease of 49.5%. For the six-month period ended March 31, 2002, direct expenses were $5.4 million compared to $6.3 million in 2001, representing a 14.3% decrease. Direct expenses, as a percentage of net earned revenue decreased to 11.6% for the three-month period ended March 31, 2002 from 22.0% for the same period in 2001. For the six-month period ended March 31, 2002, direct expenses, as a percentage of net earned revenue, were 19.6% compared to 23.0% in 2001. The decrease in direct expenses and direct expenses as a percentage of net earned revenue is due to the decreased use of sub-consultants as a result of the slowdown in the economy.

         Reported operating income was $238,000 for the three-month period ended March 31, 2002 as compared to $345,000 for the same period in 2001, representing a decrease of 31.0%. For the six-month period ended March 31, 2002, operating loss was ($31,000) compared to ($226,000) in 2001, representing a reduction in the loss of 86.3%. Operating income as a percentage of net earned revenue was 1.7% for the three months ended March 31, 2002 as compared to 2.4% for the same period in 2001. For the six-month period ended March 31, 2002, operating loss, as a percentage of net earned revenue, was (0.1%) compared to (0.8%) in 2001. The decrease in operating income and operating income as a percentage of net earned revenue for the three-month period ended March 31, 2002 is due to (1) one less production day during the second quarter of 2002 as compared to the same period in 2001 and (2) a decrease in chargeability during 2002 as compared to 2001 as a result of the slowed economy. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries decreased for both the three-month and six-month periods ended March 31, 2002 as compared to the same periods in 2001 as a direct result of the slowed economy and reduced chargeability, or direct labor charges. General and administrative expenses decreased for both the three-month and six-month periods ended March 31, 2002 as compared to the same periods in 2001. This decrease was due to an increase in the Construction segment's percentage of the corporate allocation due to increased administrative support given to that segment. The increase in Construction's allocation allowed the other three segments to receive smaller allocations.

Environmental
-------------

                                                    Three months ended March 31,            Six months ended March 31,
                                                  -------------------------------      ------------------------------------

                                                    2002     % Change      2001          2002        % Change       2001
                                                  --------   --------    --------      --------     -----------   ---------

                                                       (dollars in thousands)                 (dollars in thousands)
Engineering Fees...............................   $ 22,734     18.4%     $ 19,207      $  43,790       32.6%      $  33,032

Direct Expenses................................      4,587     10.5         4,153          8,471       19.4           7,092

Net Earned Revenue.............................     18,147     20.5        15,054         35,319       36.2          25,940

Costs and Expenses.............................     16,279     15.2        14,127         31,727       30.3          24,355

Operating Income...............................   $  1,868    101.5%     $    927      $   3,592      126.7%      $   1,585

         Engineering fees of $22.7 million for the three-month period ended March 31, 2002 increased 18.4% as compared to $19.2 million for the same period in 2001. For the six-month period ended March 31, 2002, engineering fees were $43.8 million compared to $33.0 million in 2001, representing a 32.6% increase. Higher volumes from renewed strength in the environmental services market and engineering fees from new projects were the primary contributors to this increase during 2002. The two biggest contributors to this segment's higher volumes and new projects were the acquisition of J. Powell & Associates, Inc. on January 1, 2001 and the Company's work with the Federal Emergency Management Agency (FEMA).

         Reported net earned revenue was $18.1 million during the three-month period ended March 31, 2002 as compared to $15.1 million for the same period in 2001, representing an increase of 20.5%. For the six-month period ended March 31, 2002, net earned revenue was $35.3 million compared to $25.9 million in 2001, representing a 36.2% increase. Net earned revenue increased at a greater percentage than engineering fees as a result of the percentage increase in direct expenses being less than the percentage increase in engineering fees. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses were $4.6 million during the three-month period ended March 31, 2002 as compared to $4.2 million for the same period in 2001, representing an increase of 10.5%. For the six-month period ended March 31, 2002, direct expenses were $8.5 million compared to $7.1 million in 2001, representing a 19.4% increase. Direct expenses, as a percentage of net earned revenue, were 25.3% for the three-month period ended March 31, 2002 as compared to 27.6% for the same period in 2001. For the six-month period ended March 31, 2002, direct expenses, as a percentage of net earned revenue, were 24.0% compared to 27.3% in 2001. The increase in direct expenses is directly related to the significant growth in engineering fees. However, the decrease in direct expenses as a percentage of net earned revenue is due to the decreased use of sub-consultants as a result of additional hiring and reduced employee turnover.

         Reported operating income was $1.9 million for the three-month period ended March 31, 2002 as compared to $927,000 for the same period in 2001, representing an increase of 101.5%. For the six-month period ended March 31, 2002, operating income was $3.6 million compared to $1.6 million in 2001, representing a 126.7% increase. Operating income as a percentage of net earned revenue was 10.3% for the three-month period ended March 31, 2002 as compared to 6.2% for the same period in 2001. For the six-month period ended March 31, 2002, operating income, as a percentage of net earned revenue, was 10.2% compared to 6.1% in 2001. The increase in operating income and operating income as a percentage of net earned revenue is due to costs and expenses increasing at a slower rate than net earned revenue. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased as a result of increased hiring of technical staff to support the work related to FEMA. The increase in direct salaries is what allows the growth in direct expenses, or sub-consultant expenses, to slow down. The increase in general and administrative expenses increased primarily due to annual increases in pay rates and medical plan insurance accruals, as well as an increase in personnel. As a percentage of net earned revenue, general and administrative costs fell to 55.7% for the three-month period ended March 31, 2002 as compared to 59.1% for the same period in 2001. Similarly, general and administrative costs, as a percentage of net earned revenue, fell to 55.9% for the six-month period ended March 31, 2002 as compared to 59.5% for the same period in 2001. This decrease was due in part to an increase in the Construction segment's percentage of the corporate allocation due to increased administrative support. The increase in Construction's allocation allowed the other three segments to receive slightly smaller allocations. In addition, the decrease in general and administrative expenses, as a percentage of net earned revenue was due to direct expenses, or sub-consultant costs, growing at a lesser rate than engineering fees, thereby allowing net earned revenue to increase at a greater rate than engineering fees. This was possible as a result of hiring additional technical staff and reducing employee turnover.


Construction Management
-----------------------

                                                    Three months ended March 31,            Six months ended March 31,
                                                  -------------------------------      ------------------------------------

                                                    2002     % Change      2001          2002        % Change       2001
                                                  --------   --------    --------      --------     -----------   ---------

                                                       (dollars in thousands)                 (dollars in thousands)
Engineering Fees...............................   $ 10,626     6.6%      $ 9,971       $ 21,446         12.8%     $  19,004

Direct Expenses................................      2,607    (2.4)        2,671          5,419          4.9          5,166

Net Earned Revenue.............................      8,019     9.8         7,300         16,027         15.8         13,838

Costs and Expenses.............................      7,416    20.3         6,166         14,622         20.5         12,139

Operating Income...............................   $    603   (46.8)%     $ 1,134       $  1,405        (17.3)%    $   1,699

         Engineering fees of $10.6 million for the three-month period ended March 31, 2002 increased 6.6% as compared to $10.0 million for the same period in 2001. For the six-month period ended March 31, 2002, engineering fees were $21.4 million compared to $19.0 million in 2001, representing a 12.8% increase. Higher volumes from renewed strength in the construction services market and engineering fees from new projects were the primary contributors to this increase during 2002.

         Reported net earned revenue was $8.0 million during the three-month period ended March 31, 2002 as compared to $7.3 million for the same period in 2001, representing an increase of 9.8%. For the six-month period ended March 31, 2002, net earned revenue was $16.0 million compared to $13.8 million in 2001, representing a 15.8% increase. Net earned revenue increased at a greater percentage than engineering fees during the three-month and six-month periods ended March 31, 2002 as a result of the decrease in direct expenses for the three-month period and a minimal increase in direct expenses for the six-month period. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses were $2.6 million during the three-month period ended March 31, 2002 as compared to $2.7 million for the same period in 2001. For the six-month period ended March 31, 2002, direct expenses were $5.4 million compared to $5.2 million in 2001, representing a 4.9% increase. Direct expenses, as a percentage of net earned revenue, were 32.5% for the three-month period ended

March 31, 2002 as compared to 36.6% for the same period in 2001. For the six-month period ended March 31, 2002, direct expenses, as a percentage of net earned revenue, were 33.8% as compared to 37.3% in 2001. The decrease in direct expenses, as a percentage of net earned revenue, is due to the decreased use of sub-consultants as a result of increased hiring of technical staff and a significant reduction in employee turnover.

     Reported operating income was $603,000 for the three-month period ended March 31, 2002 as compared to $1.1 million for the same period in 2001, representing a decrease of 46.8%. For the six-month period ended March 31, 2002, operating income was $1.4 million compared to $1.7 million in 2001, representing a 17.3% decrease. Operating income as a percentage of net earned revenue was 7.5% for the three-month period ended March 31, 2002 as compared to 15.5% for the same period in 2001. For the six-month period ended March 31, 2002, operating income, as a percentage of net earned revenue, was 8.8% compared to 12.3% in 2001. The decrease in operating income and operating income as a percentage of net earned revenue for the three and six-month periods ended March 31, 2002 is due to (1) one less production day during the second quarter of 2002 as compared to the same period in 2001, (2) a decrease in chargeability during the second quarter of 2002 as compared to the same period in 2001 and (3) a higher increase in general and administrative costs than in net earned revenue for the period. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased at approximately the same rate as the increase in engineering fees. General and administrative expenses increased at a greater rate than engineering fees. As a percentage of net earned revenue, general and administrative costs increased for both the three-month and six-month periods ended March 31, 2002. This increase was due in part to an increase in the percentage of the corporate allocation applied to this segment. Prior to October 1, 2000, the construction management business segment never received a corporate allocation of administrative services because all of its' administrative work was handled by its own administration personnel. However, since the beginning of fiscal year 2001, the corporate administrative services function began performing administrative services for the construction management business segment, and therefore, began charging construction management with a corporate allocation charge, just as the other three services receive. However, the transition was gradual and, as a result, the allocation was minimal during fiscal 2001. In fiscal 2002, since all transitions are complete, the allocation percentage was increased to reflect a full allocation percentage, based on the size of this segment and the administrative support it requires. In addition, general and administrative expenses increased due to decreased chargeability, thereby contributing to higher indirect labor costs for the technical staff. Annual increases in pay rates and medical plan insurance accruals were also contributors to increased general and administrative costs.

Consolidated Results

Other income (expenses):

     Other income and expenses primarily consists of interest and dividend income and interest expense. Other expenses were ($242,000) and ($236,000) for the three-month periods ended March 31, 2002 and 2001, respectively. For the six-month periods ended March 31, 2002 and 2001, other expenses were ($288,000) and ($239,000), respectively. This increase is due to increased interest expense as a result of the mortgage note, dated March 19, 2001, associated with the Maitland office and the note associated with the acquisition of J. Powell & Associates, Inc. on January 1, 2001.

Net Income:

     Net income was $3.4 million and $3.8 million for the three-month periods ended March 31, 2002 and 2001. For the six-month period ended March 31, 2002, net income was $6.5 million as compared to $5.1 million for the same period in 2001. The percentage of net income to net earned revenue decreased from 6.3% for the three-month period ended March 31, 2001 to 5.2% for the same period in 2002. The decrease in 2002 was a direct result of a higher effective tax rate due to a decrease in the estimated amount of research and development tax credits related to 2002 expenditures. For the six-month period ended March 31, 2002, the percentage of net income to net earned revenue was 5.0% as compared to 4.7% for the same period in 2001. The increase in 2002 was a result of improved cost control, offset by an increased effective tax rate. As a result of good cost control, direct expenses, direct salaries and general and administrative expenses increased at a smaller percentage than net earned revenue. General and administrative costs increased due to annual increases in pay rates and increases in the accrual of insurance expenses related to our medical plan. In addition, the Company's employment turnover rate has been decreasing, allowing for additional general and administrative cost savings.

Liquidity and Capital Resources

Cash Flow From Operating Activities

     Net cash provided by operating activities totaled $4.8 million for the six months ended March 31, 2002 as compared to $2.1 million for the same period in 2001. The increase is primarily a result of (1) the decrease in accounts receivable, offset by the increase in unbilled fees and the decrease in accounts payable and (2) a decrease in other assets due to a reduction in deposits. Fluctuations in accounts payable are related to direct expenses, where the timing of payment to subcontractors is directly related to the collection of related receivables.

     Net income of $6.5 million for the six months ended March 31, 2002 increased 26.7% as compared to net income of $5.1 million for the same period in 2001. The increase in 2002 was a result of internal growth, the acquisition of
J. Powell & Associates, Inc. and improved cost control, offset by an increased effective tax rate. As a result, direct expenses, direct salaries and general and administrative expenses increased at a smaller percentage than net earned revenue. General and administrative costs increased due to annual increases in pay rates and increases in the accrual of insurance expenses related to our medical plan. In addition, the Company's employment turnover rate has been decreasing, allowing for additional general and administrative cost savings.

     Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not previously paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock in the foreseeable future. All earnings are retained for investment in our business.

     Approximately 90% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contract. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. The unbilled fees account increased $2.8 million, from $25.8 million at September 30, 2001 to $28.6 million at March 31, 2002. The number of days outstanding for unbilled fees was 31 days and 30 days at March 31, 2002 and September 30, 2001, respectively. By comparison, according to PSMJ Resources, Inc., the average days outstanding for unbilled fees for design firms of comparable size was 27.5 days in 2001 and 32.8 days in 2000.

     The allowance for doubtful accounts increased $100,000, from $2.2 million at September 30, 2001 to $2.3 million at March 31, 2002. The increase is directly related to the increase in accounts receivable. The number of day's sales outstanding for accounts receivable remained unchanged at 49 days at March 31, 2002 and September 30, 2001. According to PSMJ Resources, Inc. the average days sales accounts receivables for design firms of comparable size to us was
69.8 days in 2001 and 67.4 days in 2000.

Cash Flow from Investing Activities

     Net cash used in investing activities was $3.7 million for the six months ended March 31, 2002 as compared to $6.7 million for the same period in 2001. Investing activities consist of fixed asset purchases, such as survey equipment, computer equipment, furniture and leasehold improvements. The higher use of cash for investing activities in 2001 is due largely to the purchase of land and the construction of a new office building for our Orlando office in Maitland, Florida.

Cash Flow from Financing Activities

     Net cash provided by financing activities for the six months ended March 31, 2002 was $536,000, as compared to $5.8 million for the same period in 2001. The decrease in cash provided by financing activities is attributable to the re-purchase of common stock from retired directors, offset by an increase in the net borrowings under the line of credit.

Capital Resources

     As of March 31, 2002, we have a $37 million revolving line of credit agreement. The revolving line of credit expires June 30, 2002. Negotiations are currently underway with financial institutions for the renewal of this line of credit. Management believes it will be successful in renewing its revolving line of credit on or before the expiration date. The interest rate on the revolving line of credit ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt average ratio is less than 2.5 (2.38% and 3.13% at March 31, 2002 and September 30, 2001, respectively). The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 and 3.0. As of March 31, 2002, we had $16.2 million outstanding under the revolving line of credit, which accrued interest at an effective rate of 2.38% at March 31, 2002. By comparison, on September 30, 2001, we had no amounts outstanding under the revolving line of credit, which accrued interest at an effective rate of 3.13% at September 30, 2001. The increase in the line of credit was directly related to the financing of our new office building in Maitland, Florida, the payment of the Company's employer matching and discretionary contributions to the employee benefit plan, the payment of employee bonuses related to fiscal year 2001 and the reduction in accounts payable.

     As of March 31, 2002, we had an outstanding $2 million term loan. The term loan matures on July 31, 2002, and principal is amortized in annual installments of $2.0 million. Interest on the term loan is either LIBOR plus 75 basis points or prime minus 50 basis points. The effective interest rate on the term loan was 2.63% at March 31, 2002 as compared to 3.38% at September 30, 2001. The revolving line of credit and term loan are collateralized by substantially all of our assets.

     Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income.

     Our capital expenditures are generally for purchases of property and equipment. We spent $3.8 million and $6.7 million on such expenditures for the six months ended March 31, 2002 and 2001. We spent $2.0 million and $3.1 million on such expenditures for the three months ended March 31, 2002 and 2001, respectively. The capital expenditures in fiscal year 2002 consisted of equipment, furniture and leasehold improvement purchases, while the capital expenditures in fiscal year 2001 were a result of all of these plus construction costs for the new Orlando office building, in addition to several office relocations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We believe that our exposure to market risks is minimal. We do not hold market-risk sensitive instruments for trading purposes. We entered into one derivative financial instrument, a swap agreement, to hedge cash flows related to the LIBOR interest rate risk. Both at inception of the hedge and on an ongoing basis, we assume there is no ineffectiveness in the hedging relationship of interest rate risk involving interest-bearing debt and the interest-rate swap. The effectiveness of the hedge is evaluated on a quarterly basis. Based on a hypothetical 1% point increase in the period ending market interest rate as of March 31, 2002, the change in the fair value of this liability would be approximately $300,000. We believe this instrument will be highly effective in the hedging of cash flows. We hold no other financial instruments or derivative commodity instruments to hedge any market risk, nor do we currently plan to employ them in the near future.

     The interest rate on our revolving line of credit and term loan ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5 (2.38% and 3.13% at March 31, 2002 and September 30, 2001, respectively). The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to
3.0. The Company mitigates interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit or term loan. As of March 31, 2002, the fair value of the debt is consistent with the outstanding principal balance.

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

    None.

Item 3.   Defaults Upon Senior Securities

    None.

Item 4.   Submission of Matters to a Vote of Security Holders

       At the Company's regularly scheduled annual meeting of shareholders held on January 18, 2002, the following proposals were adopted by the margins indicated:

   1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death or resignation.

                                                   Number of Shares
                                         For            Against      Withheld
                                       ---------------------------------------
H. Michael Dye......................   7,495,140         193,327     1,311,619
Todd J. Kenner......................   7,600,123          88,345     1,311,619
Robert J. Paulsen....................  7,500,066         188,402     1,311,619
John S. Shearer......................  7,462,789         225,679     1,311,619
Richard A. Wickett.................    7,499,923         188,545     1,311,619
John B. Zumwalt....................    7,500,189         188,279     1,311,619

  2. To authorize the Company to execute an agreement with shareholder H. Michael Dye to purchase his 158,160 shares, exclusive of his shares owned through The PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust, @ 58,160, 50,000 and 50,000 shares on February 15, 2002, 2003 and
       2004, respectively, at a price determined at the immediately preceding September 30th. The shares bought back in 2002 and 2003 will be bought back by the Company and the shares bought back in 2004 will be bought back by the Company's ESOP.

                              Number of Shares
                  For....................        7,663,747
                  Against................           24,721
                  Withheld...............        1,311,619


  3. To approve reappointment of PricewaterhouseCoopers L.L.P. as the Company's independent auditors for the fiscal year 2002.

                              Number of Shares
                  For.....................       7,678,121
                  Against.................          10,346
                  Withheld................       1,311,619


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

                                            The PBSJ Corporation


Dated:  May 15, 2002                     By /s/ Richard A. Wickett
        ------------                        ----------------------------------

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

        Signature                                  Capacity                       Date
-----------------------               ------------------------------------     ------------
/s/ Richard A. Wickett                Chairman, Chief Financial                May 15, 2002
----------------------                Officer and Treasurer

Richard A. Wickett


/s/ John B. Zumwalt                   Vice Chairman, President and             May 15, 2002
-------------------                   Chief Executive Officer

John B. Zumwalt


/s/ Robert J. Paulsen                 Executive Vice President and             May 15, 2002
--------------------                  Secretary

Robert J. Paulsen


/s/ John S. Shearer                   Vice President                           May 15, 2002
---------------------------

John S. Shearer


/s/ Todd J. Kenner                    Vice President                           May 15, 2002
---------------------------

Todd J. Kenner


/s/ H. Michael Dye                    Vice President                           May 15, 2002
------------------

H. Michael Dye