Form 10-Q
period 2002-06-30
PBSJ CORP /FL/
filed 2002-08-14
CIK 1117414

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT
    OF 1934

              For the transition period from_________ to _________

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

                                 (305) 592-7275
                                  -------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12(g) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     As of July 31, 2002 there were 8,374,967 shares of Common Stock, $.00067 par value per share, outstanding.

                              THE PBSJ CORPORATION

                                    FORM 10-Q

                                  JUNE 30, 2002

                                TABLE OF CONTENTS

Item
Number          CAPTION                                                                               PAGE
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                           3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations         12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                    22

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                                                             23

Item 2.  Changes in Securities                                                                         23

Item 3.  Defaults Upon Senior Securities                                                               23

Item 4.  Submission of Matters to a Vote of Security Holders                                           23

Item 5.  Other Information                                                                             23

Item 6.  Exhibits and Reports on Form 8-K                                                              24

SIGNATURES                                                                                             25

PART I

Item 1. Financial Statements

                              THE PBSJ CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

Assets                                          June 30, 2002         September 30, 2001
------                                          -------------         ------------------
Current Assets:                                  (Unaudited)
   Cash and cash equivalents                    $       5,599           $            -
   Marketable securities                                  459                      686
   Accounts receivable, net                            45,186                   46,195
   Unbilled fees, net                                  27,761                   25,776
   Other current assets                                 2,224                    1,564
                                                -------------           --------------

Total current assets                            $      81,229           $       74,221

Property and equipment, net                            32,953                   35,564
Cash surrender value of life insurance                  6,883                    6,209
Deferred income taxes                                   5,028                    5,028
Other assets                                            7,659                    7,982
                                                -------------           --------------

Total assets                                    $     133,752           $      129,004
                                                =============           ==============

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
   Accounts payable and accrued expenses        $      20,304           $       22,830
   Current portion of long-term debt                   16,905                    2,992
   Accrued vacation                                     6,502                    5,851
   Deferred income taxes                               16,084                   16,022
   Bank overdrafts                                          -                    1,773
                                                -------------           --------------

Total current liabilities                       $      59,795           $       49,468

Long-term debt, less current portion                    9,105                    9,929
Deferred compensation                                   7,012                    6,595
Other liabilities                                       5,025                    4,308
                                                -------------           --------------

Total liabilities                               $      80,937           $       70,300
                                                -------------           --------------

Stockholders' Equity:
   Redeemable common stock, par value
    $0.00067, 15,000,000 shares authorized,
    8,387,169 and 9,265,721 shares issued
    and outstanding at June 30, 2002 and
    September 30, 2001, respectively.
    Redeemable common stock had a redemption
    value of $119,098 and $99,329 at June 30,
    2002 and September 30, 2001, respectively.              6                        6
   Retained earnings                                   58,577                   60,635
   Accumulated other comprehensive loss                  (297)                    (283)
   Notes receivable from stockholders                  (3,709)                       -
   Unearned compensation                               (1,762)                  (1,654)
                                                -------------           --------------

Total stockholders' equity                             52,815                   58,704
                                                -------------           --------------

Total liabilities and stockholders' equity      $     133,752           $      129,004
                                                =============           ==============

             The accompanying notes are an integral part of these condensed consolidated financial statements.

                              THE PBSJ CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)

STATEMENT OF OPERATIONS                       Three months ended June 30,            Nine months ended June 30,
DATA:                                           2002               2001                2002               2001
                                              ---------          ---------          ---------          ---------
Earned revenue:
   Engineering fees                           $  86,419          $  83,494          $ 254,593          $ 227,624
   Direct expenses                               18,045             20,787             56,237             55,472
                                              ---------          ---------          ---------          ---------
Net earned revenue                               68,374             62,707            198,356            172,152
                                              ---------          ---------          ---------          ---------

Costs and expenses:
   Direct salaries                               25,096             22,941             72,230             63,085
   General and administrative expenses           37,455             34,451            110,571             97,370
                                              ---------          ---------          ---------          ---------
Total costs and expenses                         62,551             57,392            182,801            160,455
                                              ---------          ---------          ---------          ---------

Operating income                                  5,823              5,315             15,555             11,697
                                              ---------          ---------          ---------          ---------

Other income (expenses):
   Interest expense                                (305)              (323)              (847)              (896)
   Other, net                                       144                213                398                547
                                              ---------          ---------          ---------          ---------
Total other expenses                               (161)              (110)              (449)              (349)
                                              ---------          ---------          ---------          ---------

Income before income taxes                        5,662              5,205             15,106             11,348

   Provision for income taxes                     1,742              1,955              4,676              2,961
                                              ---------          ---------          ---------          ---------

Net income                                    $   3,920          $   3,250          $  10,430          $   8,387
                                              =========          =========          =========          =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                              THE PBSJ CORPORATION
                       CCONDENSED CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                                Nine months ended June 30,

                                                                                  2002                2001
                                                                               ---------           ---------
Cash flows from operating activities:
Net income                                                                     $  10,430           $   8,387
  Adjustments to reconcile net income to net
    cash provided by operating activities:
Other                                                                             (1,043)               (914)
Depreciation and amortization                                                      7,125               6,356
Provision for bad debt and unbillable amounts                                        467                 852
Provision for deferred compensation                                                  417                 612
Provision for deferred income taxes                                                   --              (2,538)
Changes in operating assets and liabilities,
 net of acquisitions:
     Decrease (increase) in accounts receivable                                      542              (2,669)
     Increase in unbilled fees                                                    (1,985)               (403)
     (Increase) decrease in other current assets                                    (660)              1,583
     Increase in other assets                                                        (27)               (444)
     (Decrease) increase in accounts payable and
         accrued expenses                                                         (2,526)              1,168
     Increase in accrued vacation                                                    651               1,107
     Increase in other liabilities                                                   717                 546
                                                                               ---------           ---------

     Net cash provided by operating activities                                    14,108              13,643
                                                                               ---------           ---------

Cash flows from investing activities:
     Sales of marketable securities                                                  269                  --
     Sale of property and equipment                                                  709                  --
     Purchase of property and equipment                                           (4,637)            (10,478)
                                                                               ---------           ---------

     Net cash used in investing activities                                        (3,659)            (10,478)
                                                                               ---------           ---------

Cash flows from financing activities:
     Decrease in bank overdraft                                                   (1,773)             (1,655)
     Borrowings under line of credit                                             154,900             136,882
     Proceeds from issuance of note payable                                           --               9,000
     Principal payments under line of credit                                    (140,973)           (134,388)
     Principal payments under notes and mortgage payable                            (837)             (2,309)
     Increase in notes receivable from stockholders                               (3,709)             (3,308)
     Sale of common stock                                                          4,394               3,585
     Purchase of common stock                                                    (16,852)             (6,890)
                                                                               ---------           ---------

     Net cash (used in) provided by financing
     activities                                                                   (4,850)                917
                                                                               ---------           ---------

Net increase in cash and cash equivalents                                          5,599               4,082

Cash and cash equivalents at beginning of year                                        --                 173
                                                                               ---------           ---------
Cash and cash equivalents at end of year                                       $   5,599           $   4,255
                                                                               =========           =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the interim period contain all adjustments necessary to present fairly the financial position of The PBSJ Corporation as of June 30, 2002 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated balance sheet as of September 30, 2001 was derived from the Company's audited financial statements included in the Company's Form 10-K for the year ended September 30, 2001. The accompanying financial statements should be read in conjunction with the Company's Form 10-K for the year ended September 30, 2001. The results of operations for the three and nine-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

Basic and Diluted Earnings Per Share

     In February of 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 does not require presentation of earnings per share ("EPS") for entities not currently selling their securities in a public market or planning to sell their securities in a public market in the future. Since the Company's securities are not currently publicly traded or in the process of being registered to be publicly traded in the future, no presentation has been made.

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

     Anticipated losses are recognized in total in the period in which they become determinable. Accounts receivable is presented net of an allowance for doubtful accounts of $2.4 million and $2.2 million at June 30, 2002 and September 30, 2001, respectively. Unbilled fees are presented net of an allowance for estimated unbillable amounts of $611,000 at June 30, 2002 and September 30, 2001.

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS No. 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 will also require recognized intangible assets be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the Standard until its life is determined to no longer be indefinite. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, while the provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. The Company is currently analyzing the effect the adoption of these standards will have on its financial statements.

    In July 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model, based on the framework established in SFAS No. 121, for long lived assets to be disposed of by sale. The Company does not expect the adoption of this statement to have a material impact on the Company's results of operations or its financial position.

Capital Structure

     The Company has authorized 15,000,000 shares of common stock (par value $.00067).

     The by-laws of the Company require the Company to redeem, at fair market value, common stock held by shareholders who terminate employment with the Company. Other than agreements with certain retired Directors as noted in the Proxy, as of June 30, 2002 and September 30, 2001, there is no outstanding redeemable common stock relating to employees no longer employed by the Company. The redemption value of all outstanding shares was $119.1 million and $99.3 million at June 30, 2002 and September 30, 2001, respectively.

2.   Contingencies:

     The Company is involved in legal actions arising in the ordinary course of business. The Company maintains a full range of insurance coverage, including worker's compensation, general and professional liability (including pollution liability) and property coverage. The Company's insurance policies may offset the amount of loss exposure from legal actions.

    As of June 30, 2002, there were approximately 32 cases pending against the Company, where plaintiffs allege damages resulting from the Company's engineering services. The plaintiffs' allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract.

     As of June 30, 2002, the Company had a reserve of approximately $4.5 million for all potential and existing claims, lawsuits and pending proceedings. Management is of the opinion that this reserve is adequate to cover exposure to these claims, lawsuits and pending proceedings, and that these items should not materially affect the Company's financial position, results of operations or cash flows.

3.   Income Taxes:

     The provision for income taxes for the nine-month periods ended June 30, 2002 and 2001 was 31.0% and 26.1%, respectively. The effective tax rate for the nine-month periods ended June 30, 2002 and 2001 reflects research and development tax credits related to the current year and tax credit carry-forwards relating to prior years.

4. Segment Reporting:

   Financial information relating to the Company's operations by service is as follows (dollars in thousands):

Three Months Ended June 30, 2002
                                       Transportation   Construction      Civil    Environmental       Total
Engineering fees                             $ 36,439        $11,004    $16,185          $22,791    $ 86,419
Net earned revenue                             28,502          8,352     13,342           18,178      68,374
Operating income (loss)                         3,734          1,039       (245)           1,295       5,823
Depreciation and amortization                     975            295        432              610       2,312
Total assets                                   56,057         17,048     25,669           34,978     133,752
Capital expenditures                              354            106        151              223         834

Three Months Ended June 30, 2001
                                       Transportation   Construction      Civil    Environmental       Total
Engineering fees                             $ 34,682        $10,382    $17,904          $20,526    $ 83,494
Net earned revenue                             24,226          7,493     14,743           16,245      62,707
Operating income                                2,896            905        291            1,223       5,315
Depreciation and amortization                     971            302        477              618       2,368
Total assets                                   54,008         17,006     29,719           30,994     131,727
Capital expenditures                            1,458            453        703              942       3,556

Nine Months Ended June 30, 2002
                                       Transportation   Construction      Civil    Environmental       Total
Engineering fees                             $106,702        $32,450    $48,860          $66,581    $254,593
Net earned revenue                             79,822         24,379     40,658           53,497     198,356
Operating income (loss)                         8,500          2,443       (276)           4,888      15,555
Depreciation and amortization                   2,986            908      1,367            1,864       7,125
Total assets                                   56,057         17,048     25,669           34,978     133,752
Capital expenditures                            1,943            591        890            1,213       4,637

Nine Months Ended June 30, 2001
                                       Transportation   Construction      Civil    Environmental       Total
Engineering fees                             $ 93,325        $29,386    $51,355          $53,558    $227,624
Net earned revenue                             66,694         21,331     41,942           42,185     172,152
Operating income                                6,220          2,604         65            2,808      11,697
Depreciation and amortization                   2,606            821      1,434            1,495       6,356
Total assets                                   54,008         17,006     29,719           30,994     131,727
Capital expenditures                            4,296          1,353      2,364            2,465      10,478

5.   Long-Term Debt (dollars in thousands):

                                                              June 30,       September 30,
                                                                2002             2001
                                                             ----------     ---------------
     Line of credit unused availability of $26,073,
        and $37,000 at June 30, 2002 and September
        30, 2001, respectively.                             $    13,927       $        -


     Mortgage note payable due in monthly installments
        starting on April 16, 2001, with interest,
        collateralized by real property; unpaid principal
        due March 16, 2011. Interest at LIBOR plus the
        floating rate margin of not less than 65 basis
        points and not greater than 90 basis points
        (2.49% and 3.28% at June 30, 2002 and                     8,706            8,887
        September 30, 2001, respectively).

     Term loan due in annual installments of $2,000
        through July 31, 2002.  Interest at LIBOR
        plus 75 basis points or prime minus 50
        basis points (2.59% and 3.38% at June 30,
        2002 and September 30, 2001, respectively).               2,000            2,000

     Note payable to J. Powell & Associates, Inc.
        due in three annual installments of $333
        with interest of 7.12% through October 17,                  667            1,000
        2003.

     Note payable to current stockholder due in
        semi-annual installments with interest of
        7.25% through January of 2002.                                -               47

     Capital lease of equipment, interest accrues
        at 8.3%, collateralized by certain equipment,
        due in monthly payments of principal and
        interest of $36.                                            710              987
                                                            -----------        ---------
                                                                 26,010           12,921
     Less current portion                                        16,905            2,992
                                                            -----------        ---------

     Long-term debt                                         $     9,105        $   9,929
                                                            ===========        =========

     On June 30, 2002, the Company entered into an amended and restated line of credit agreement with a bank. The amended and restated line of credit replaced a line of credit previously held with two banks and increased the availability of funds from $37 million to $40 million. The expiration date on the new line of credit is June 30, 2005. The interest rate (2.34% at June 30, 2002) ranges from LIBOR plus 50 basis points to prime minus 125 basis points if the Company's funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if the Company's funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios.

6. Comprehensive Income:

                                            Three months ended June 30,              Nine months ended June 30,
                                              2002               2001                  2002              2001
                                            --------           --------              --------          --------
                                                (dollars in thousands)                 (dollars in thousands)

Net income                                  $  3,920           $  3,250              $ 10,430          $  8,387

  Other comprehensive (loss)
    income, net of tax                          (137)               109                   (14)              (38)
                                            --------           --------              --------          --------

Comprehensive income                        $  3,783           $  3,359              $ 10,416          $  8,349

Other comprehensive (loss) income is comprised of unrealized gains and losses on marketable securities and changes in the value of the derivative financial instrument.

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

     This Form 10-Q for the third quarter ended June 30, 2002 contains "forward-looking statements" within the meaning of the securities laws that involve risks and uncertainties. These statements contain or express our intentions, beliefs, expectations, strategies or predictions for the future. Although the Company's management believes that its expectations are reasonable and are based on reasonable assumptions, these assumptions are subject to a wide range of business risks and uncertainties, explained in detail in the Company's Form 10 Registration Statement and Form 10-K, that may cause actual results, performance or achievements to differ materially from those stated or implied by these forward-looking statements. We do not intend nor assume any obligation to update any forward-looking statements.

Results of Operations

     The following table sets forth the percentage of net earned revenue represented by the items in our condensed consolidated statements of operations:

                                   Three months ended June 30,     Nine months ended June 30,

                                         2002       2001                 2002       2001
                                       -------    -------              -------    -------
Engineering fees                        126.4%     133.1%               128.4%     132.2%
Direct expenses                          26.4       33.1                 28.4       32.2
                                       -------    -------              -------    -------
Net earned revenue                      100.0      100.0                100.0      100.0
Costs and expenses:
     Direct salaries                     36.7       36.6                 36.4       36.6
     General and
       administrative expenses           54.8       54.9                 55.7       56.6
                                       -------    -------              -------    -------
Operating income                          8.5        8.5                  7.9        6.8
Interest expense                         (0.4)      (0.5)                (0.4)      (0.5)
Other, net                                0.2        0.3                  0.2        0.3
                                       -------    -------              -------    -------
Income before income taxes                8.3        8.3                  7.7        6.6
Provision for income taxes                2.6        3.1                  2.4        1.7
                                       -------    -------              -------    -------
 Net income                               5.7%       5.2%                 5.3%       4.9%

A summary of operating results is as follows for the three and nine months ended June 30 (dollars in thousands):

                                                     Three months ended June 30,
                                                     2002            2001
                                                    ---------       ---------

Engineering fees .................................. $  86,419       $  83,494
Direct expenses ...................................    18,045          20,787
                                                    ---------       ---------

Net earned revenue ................................    68,374          62,707

Costs and expenses ................................    62,551          57,392
                                                    ---------       ---------

Operating income ..................................     5,823           5,315

Other expenses ....................................       161             110
Provision for income taxes ........................     1,742           1,955
                                                    ---------       ---------

Net income ........................................ $   3,920       $   3,250
                                                    =========       =========


                                                     Nine months ended June 30,
                                                     2002            2001
                                                    ---------       ---------

Engineering fees .................................. $ 254,593       $ 227,624
Direct expenses ...................................    56,237          55,472
                                                    ---------       ---------

Net earned revenue ................................   198,356         172,152

Costs and expenses ................................   182,801         160,455
                                                    ---------       ---------

Operating income ..................................    15,555          11,697

Other expenses ....................................       449             349
Provision for income taxes ........................     4,676           2,961
                                                    ---------       ---------

Net income ........................................ $  10,430       $   8,387
                                                    =========       =========

Segment Results of Operations

         Our businesses are reported as four segments, reflecting our management methodology and structure. The accounting policies of the segments are the same as those described in the footnotes to the accompanying condensed consolidated financial statements. We evaluate performance based on operating profit of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for the three and nine months ended June 30, 2002 as compared to 2001.

Transportation
--------------

                                      Three months ended June 30,         Nine months ended June 30,
                                      ---------------------------         --------------------------

                                       2002     % Change     2001         2002     % Change     2001
                                      ------    --------    ------       ------    --------    ------

                                         (dollars in thousands)             (dollars in thousands)
                                         ----------------------             ----------------------
Engineering  Fees ................   $ 36,439      5.1%    $ 34,682    $ 106,702     14.3%    $ 93,325

Direct Expenses ..................      7,937    (24.1)      10,456       26,880      0.9       26,631

Net Earned Revenue ...............     28,502     17.7       24,226       79,822     19.7       66,694

Costs and Expenses ...............     24,768     16.1       21,330       71,322     17.9       60,474

Operating Income .................   $  3,734     28.9%    $  2,896    $   8,500     36.7%    $  6,220

     Engineering fees of $36.4 million for the three-month period ended June 30, 2002 increased 5.1% as compared to $34.7 million for the same period in 2001. For the nine-month period ended June 30, 2002, engineering fees were $106.7 million compared to $93.3 million in 2001, representing a 14.3% increase. Higher volumes from continued strength in the transportation services market and engineering fees from new projects were the primary contributors to this increase during 2002.

     Reported net earned revenue was $28.5 million during the three-month period ended June 30, 2002 as compared to $24.2 million for the same period in 2001, representing an increase of 17.7%. For the nine-month period ended June 30, 2002, net earned revenue was $79.8 million compared to $66.7 million in 2001, representing a 19.7% increase. For the three-month period ended June 30, 2002, net earned revenue increased at a greater percentage than engineering fees due to a 24.1% decrease in direct expenses, from $10.5 million for the three-month period ended June 30, 2001 to $7.9 million for the same period in 2002. For the nine-month period ended June 30, 2002, net earned revenue increased at a greater percentage than engineering fees as a result of a minimal increase of .9% in direct expenses, from $26.6 million for the nine-month period ended June 30, 2001 to $26.9 million for the same period in 2002. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses, as a percentage of net earned revenue, were 27.8% for the three-month period ended June 30, 2002 as compared to 43.2% for the same period in 2001. For the nine-month period ended June 30, 2002, direct expenses, as a percentage of net earned revenue, were 33.7% compared to 39.9% in 2001. The decrease in direct expenses and direct expenses, as a percentage of net earned revenue, is due to the decreased use of sub-consultants as a result of additional hiring and reduced employee turnover.

     Reported operating income was $3.7 million for the three-month period ended June 30, 2002 as compared to $2.9 million for the same period in 2001, representing an increase of 28.9%. For the nine-month period ended June 30, 2002, operating income was $8.5 million compared to $6.2 million in 2001, representing a 36.7% increase. Operating income, as a percentage of net earned revenue, was 13.1% for the three-month period ended June 30, 2002 as compared to 12.0% for the same period in 2001. For the nine-month period ended June 30, 2002, operating income, as a percentage of net earned revenue, was 10.6% compared to 9.3% in 2001. The increase in operating income and operating income, as a percentage of net earned revenue, for the three-month and nine-month periods ended June 30, 2002, is due to improved cost control, thereby allowing for a reduction in costs and expenses, as a percentage of net earned revenue. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries were $10.3 million for the three-month period ended June 30, 2002, as compared to $8.7 million for the same period in 2001, representing an increase of 18.2%. For the nine-month period ended June 30, 2002, direct salaries were $28.9 million compared to

$24.2 million in 2001, representing a 19.8% increase. Direct salaries increased at a greater rate than the increase in engineering fees due to additional staff hired in 2002 to support our internal growth. During 2001, the industry was experiencing an extremely competitive hiring atmosphere. Therefore, additional labor required to support our internal growth was supplied through the use of sub-consultants, or direct expenses. In addition, the Company's turnover rate has decreased since 2001. General and administrative expenses increased primarily due to annual increases in pay rates and medical plan insurance accruals, as well as an increase in personnel. As a percentage of net earned revenue, general and administrative expenses have decreased during the three and nine-month periods ended June 30, 2002 due to an increase in the Construction segment's percentage of the corporate allocation due to increased administrative support given to that segment. The increase in Construction's allocation allowed the other three segments to receive smaller allocations.

Civil Engineering
-----------------

                                         Three months ended June 30,          Nine months ended June 30,
                                         ---------------------------          --------------------------

                                          2002     % Change     2001          2002     % Change     2001
                                         ------    --------    ------        ------    --------    ------

                                            (dollars in thousands)              (dollars in thousands)
Engineering Fees ...................   $ 16,185       (9.6)%   $ 17,904     $ 48,860     (4.9)%   $ 51,355

Direct Expenses ....................      2,843      (10.1)       3,161        8,202    (12.9)       9,413

Net Earned Revenue .................     13,342       (9.5)      14,743       40,658     (3.1)      41,942

Costs and Expenses .................     13,587       (6.0)      14,452       40,934     (2.3)      41,877

Operating (loss) Income ............   $   (245)    (184.2)%   $    291     $   (276)  (524.6)%   $     65

         Engineering fees of $16.2 million for the three-month period ended June 30, 2002 decreased 9.6% as compared to the same period in 2001. For the nine-month period ended June 30, 2002, engineering fees were $48.9 million compared to $51.4 million in 2001, representing a 4.9% decrease. This decrease is directly related to the slowdown in the economy since late 2000. Civil engineering clients are typically private sector clients. Therefore, they tend to be affected by the fluctuations in the economy more than the public sector clients associated with our other segments.

         Reported net earned revenue was $13.3 million for the three-month period ended June 30, 2002 as compared to $14.7 million for the same period in 2001, representing a decrease of 9.5%. For the nine-month period ended June 30, 2002, net earned revenue was $40.7 million compared to $41.9 million in 2001, representing a 3.1% decrease. Net earned revenue decreased at a slightly lesser rate than engineering fees as a result of the reduction in direct expenses, specifically the use of sub-consultants, due to the slowdown in the economy. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses were $2.8 million during the three-month period ended June 30, 2002 as compared to $3.2 million for the same period in 2001, representing a decrease of 10.1%. For the nine-month period ended June 30, 2002, direct expenses were $8.2 million compared to $9.4 million in 2001, representing a 12.9% decrease. Direct expenses, as a percentage of net earned revenue, remained fairly consistent for the three-month period ended June 30, 2002. For the nine-month period ended June 30, 2002, direct expenses, as a percentage of net earned revenue, were 20.2% compared to 22.4% in 2001. The decrease in direct expenses and direct expenses, as a percentage of net earned revenue, is due to the decreased use of sub-consultants as a result of the slowdown in the economy.

         Reported operating loss was ($245,000) for the three-month period ended June 30, 2002 as compared to operating income of $291,000 for the same period in 2001, representing a decrease of 184.2%. For the nine-month period ended June 30, 2002, operating loss was ($276,000) compared to operating income of $65,000 in 2001, representing a 524.6% decrease. Operating (loss) income, as a percentage of net earned revenue, was (1.8%) for the three months ended June 30, 2002 as compared to 2.0% for the same period in 2001. For the nine-month period ended June 30, 2002, operating (loss) income, as a percentage of net earned revenue, was (0.7%) compared to 0.2% in 2001. The decrease in operating income and operating income, as a percentage of net earned revenue, is due to a decrease in chargeability during 2002 as compared to 2001 as a result of the slowed economy during 2002. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. For the three and nine-month periods ended June 30, 2002, direct salaries decreased as a direct result of the slowed economy and reduced chargeability, or direct labor charges. General and administrative expenses decreased for both the three-month and nine-month periods ended June 30, 2002 as compared to the same periods in 2001. This decrease was due to an increase in the Construction segment's percentage of the corporate allocation due to increased administrative support given to that segment. The increase in Construction's allocation allowed the other three segments to receive smaller allocations.

Environmental
-------------

                                               Three months ended June 30,          Nine months ended June 30,
                                               ---------------------------          --------------------------

                                               2002     % Change      2001          2002     % Change     2001
                                             --------   --------    --------       ------     --------   ------

                                                 (dollars in thousands)                  (dollars in thousands)
Engineering Fees .......................     $22,791       11.0%    $20,526         $66,581     24.3%    $53,558

Direct Expenses ........................       4,613        7.8       4,281          13,084     15.0      11,373

Net Earned Revenue .....................      18,178       11.9      16,245          53,497     26.8      42,185

Costs and Expenses .....................      16,883       12.4      15,022          48,609     23.4      39,377

Operating Income .......................     $ 1,295        5.9%    $ 1,223         $ 4,888     74.1%    $ 2,808

         Engineering fees of $22.8 million for the three-month period ended June 30, 2002 increased 11.0% as compared to $20.5 million for the same period in 2001. For the nine-month period ended June 30, 2002, engineering fees were $66.6 million compared to $53.6 million in 2001, representing a 24.3% increase. Higher volumes from renewed strength in the environmental services market and engineering fees from new projects were the primary contributors to this increase during 2002. The two biggest contributors to this segment's higher volumes and new projects were the acquisition of J. Powell & Associates, Inc. on January 1, 2001 and the Company's work with the Federal Emergency Management Agency ("FEMA").

         Reported net earned revenue was $18.2 million during the three-month period ended June 30, 2002 as compared to $16.2 million for the same period in 2001, representing an increase of 11.9%. For the nine-month period ended June 30, 2002, net earned revenue was $53.5 million compared to $42.2 million in 2001, representing a 26.8% increase. Net earned revenue increased at a slightly higher percentage than engineering fees for both the three-month and nine-month periods ended June 30, 2002 as a result of the percentage increase in direct expenses being less than the percentage increase in engineering fees. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses were $4.6 million during the three-month period ended June 30, 2002 as compared to $4.3 million for the same period in 2001, representing an increase of 7.8%. For the nine-month period ended June 30, 2002, direct expenses were $13.1 million compared to $11.4 million in 2001, representing a 15.0% increase. Direct expenses, as a percentage of net earned revenue, were 25.4% for the three-month period ended June 30, 2002 as compared to 26.4% for the same period in 2001. For the nine-month period ended June 30, 2002, direct expenses, as a percentage of net earned revenue, were 24.5% compared to 27.0% in 2001. The decrease in direct expenses, as a percentage of net earned revenue, is due to the decreased use of sub-consultants as a result of additional hiring and reduced employee turnover.

         Reported operating income was $1.3 million for the three-month period ended June 30, 2002 as compared to $1.2 million for the same period in 2001, representing an increase of 5.9%. For the nine-month period ended June 30, 2002, operating income was $4.9 million compared to $2.8 million in 2001, representing a 74.1% increase. For the three-month period ended June 30, 2002, although operating income increased as a result of increased net earned revenue, operating income, as a percentage of net earned revenue, decreased from 7.5% in 2001 to 7.1% in 2002. This slight decrease is due to a higher percentage increase in costs and expenses than in net earned revenue during the three-month period ended June 30, 2002. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. For the nine-month period ended June 30, 2001, operating income, as a percentage of net earned revenue, was 9.1% compared to 6.7% in 2001. The increase in operating income and operating income, as a percentage of net earned revenue, during the nine-month period ended June 30, 2002 is due to costs and expenses increasing at a lesser rate than net earned revenue, as a result of improved general and administrative cost control within this segment. For both the three-month and nine-month periods ended June 30, 2002, direct salaries increased at greater percentages than net earned revenue as a result of increased hiring of technical staff to support the work related to FEMA. The increase in direct salaries is what allows the growth in direct expenses, or sub-consultant expenses, to slow down. General and administrative expenses increased primarily due to annual increases in pay rates and medical plan insurance accruals, as well as, an increase in personnel. As a percentage of net earned revenue, general and administrative costs fell to 57.2% for the three-month period ended June 30, 2002 as compared to 58.3% for the same period in 2001. Similarly, general and administrative costs, as a percentage of net earned revenue, fell to 56.3% for the nine-month period ended June 30, 2002 as compared to 59.0% for the same period in 2001. This decrease was due in part to an increase in the Construction segment's percentage of the corporate allocation due to increased administrative support. The increase in Construction's allocation allowed the other three segments to receive slightly smaller allocations. In addition, the decrease in general and administrative expenses, as a percentage of net earned revenue, was due to improved cost control within this segment.

Construction Management
-----------------------

                                           Three months ended June 30,              Nine months ended June 30,
                                           ---------------------------              --------------------------
                                         2002        % Change       2001          2002       % Change        2001
                                         ----        --------       ----          ----       --------        ----

                                             (dollars in thousands)                    (dollars in thousands)
Engineering  Fees ..................   $11,004          6.0%      $10,382       $32,450         10.4%      $29,386

Direct  Expenses ...................     2,652         (8.2)        2,889         8,071          0.2         8,055

Net Earned Revenue .................     8,352         11.5         7,493        24,379         14.3        21,331

Costs and  Expenses ................     7,313         11.0         6,588        21,936         17.1        18,727

Operating  Income ..................   $ 1,039         14.8%      $   905       $ 2,443         (6.2%)     $ 2,604

     Engineering fees of $11.0 million for the three-month period ended June 30, 2002 increased 6.0% as compared to $10.4 million for the same period in 2001. For the nine-month period ended June 30, 2002, engineering fees were $32.5 million compared to $29.4 million in 2001, representing a 10.4% increase. Higher volumes from renewed strength in the construction services market and engineering fees from new projects were the primary contributors to this increase during 2002.

     Reported net earned revenue was $8.4 million during the three-month period ended June 30, 2002 as compared to $7.5 million for the same period in 2001, representing an increase of 11.5%. For the nine-month period ended June 30, 2002, net earned revenue was $24.4 million compared to $21.3 million in 2001, representing a 14.3% increase. For the three-month period ended June 30, 2002, net earned revenue increased at a greater percentage than engineering fees due to an 8.2% decrease in direct expenses, from $2.9 million for the three-month period ended June 30, 2001 to $2.7 million for the same period in 2002. For the nine-month period ended June 30, 2002, net earned revenue increased at a greater percentage than engineering fees as a result of direct expenses remaining consistent at $8.1 million for both the nine-month periods ended June 30, 2002 and 2001. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses, as a percentage of net earned revenue, were 31.8% for the three-month period ended June 30, 2002 as compared to 38.6% for the same period in 2001. For the nine-month period ended June 30, 2002, direct expenses, as a percentage of net earned revenue, were 33.1% as compared to 37.8% for the same period in 2001. The decrease in direct expenses, as a percentage of net earned revenue, is due to the decreased use of sub-consultants as a result of increased hiring of technical staff and a significant reduction in employee turnover.

     Reported operating income was $1.0 million for the three-month period ended June 30, 2002, as compared to $905,000 for the same period in 2001, representing an increase of 14.8%. For the nine-month period ended June 30, 2002, operating income decreased to $2.4 million compared to $2.6 million for the same period in 2001. Operating income, as a percentage of net earned revenue, was 12.4% for the three-month period ended June 30, 2002 as compared to 12.1% for the same period in 2001. For the nine-month period ended June 30, 2002, operating income, as a percentage of net earned revenue, was 10.0% compared to 12.2% in 2001. The increase in operating income and operating income, as a percentage of net earned revenue, for the three-month period ended June 30, 2002 is a result of the increase in costs and expenses being less than the increase in net earned revenues. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. The decrease in operating income and operating income, as a percentage of net earned revenue, for the nine-month period ended June 30, 2002 is due to (1) a decrease in chargeability during 2002 as compared to 2001 and (2) a higher increase in general and administrative costs than in net earned revenue during 2002 as compared to 2001. Although direct salaries increased for both the three-month and nine-month periods ended June 30, 2002, they decreased as percentages of net earned revenue compared to the same periods in 2001 due to reduced chargeability among the technical staff. General and administrative expenses and general and administrative expenses, as a percentage of net earned revenue, increased at greater rates than net earned revenue for both the three-month and nine-month periods ended June 30, 2002. This increase was due in part to an increase in the percentage of the corporate allocation applied to this segment. Prior to October 1, 2000, the construction management business segment never received a corporate allocation of administrative services because all of its administrative work was handled by its own administrative personnel. Since the beginning of fiscal year 2001, the corporate administrative services function began performing administrative services for the construction management business segment, and therefore, began charging construction management with a corporate allocation charge, just as the other three services receive. However, the transition was gradual and, as a result, the allocation was minimal during fiscal 2001. In fiscal 2002, since all transitions are complete, the allocation percentage was increased to reflect a full allocation percentage, based on the size of this segment and the administrative support it requires. In addition, general and administrative expenses increased due to decreased chargeability, thereby contributing to higher indirect labor costs for the technical staff. Annual increases in pay rates and medical plan insurance accruals were also contributors to increased general and administrative costs.

Consolidated Results

Other income (expenses):

     Other income and expenses primarily consists of interest and dividend income and interest expense. Total other expenses were ($161,000) and ($110,000) for the three-month periods ended June 30, 2002 and 2001, respectively. For the nine-month periods ended June 30, 2002 and 2001, total other expenses were ($449,000) and ($349,000), respectively. The increase in total other expense for both the three-month and nine-month periods is due to increased interest expense as a result of the mortgage note, dated March 19, 2001, associated with the Maitland office and the note associated with the acquisition of J. Powell & Associates, Inc. on January 1, 2001.

Net Income:

     Net income was $3.9 million and $3.3 million for the three-month periods ended June 30, 2002 and 2001. For the nine-month period ended June 30, 2002, net income was $10.4 million as compared to $8.4 million for the same period in 2001. The percentage of net income to net earned revenue increased from 5.2% for the three-month period ended June 30, 2001 to 5.7% for the same period in 2002. For the nine-month period ended June 30, 2002, the percentage of net income to net earned revenue was 5.3% as compared to 4.9% for the same period in 2001. The increase in 2002 was a result of internal growth and improved cost control, offset by an increased effective tax rate for the nine-month period June 30, 2002. Although general and administrative expenses increased due to annual increases in pay rates and increases in the accrual of insurance expenses related to our medical plan, the Company's employment turnover rate has been decreasing, allowing for additional general and administrative cost savings.

Liquidity and Capital Resources

Cash Flows From Operating Activities

     Net cash provided by operating activities totaled $14.1 million for the nine months ended June 30, 2002 as compared to net cash provided by operating activities of $13.6 million for the same period in 2001. The increase is primarily a result of the decrease in accounts receivable, offset by the increase in unbilled fees and the decrease in accounts payable. Fluctuations in accounts payable are related to direct expenses, where the timing of payment to subcontractors is directly related to the collection of related receivables.

     Net income of $10.4 million for the nine months ended June 30, 2002 increased 24.4% as compared to net income of $8.4 million for the same period in 2001. The increase in 2002 was a result of internal growth, the acquisition of
J. Powell & Associates, Inc. and improved cost control, offset by an increased effective tax rate for the nine-month period ended June 30, 2002. General and administrative expenses increased due to annual increases in pay rates and increases in the accrual of insurance expenses related to our medical plan. In addition, the Company's employment turnover rate has been decreasing, allowing for additional general and administrative cost savings.

     Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not previously paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock in the foreseeable future. All earnings are retained for investment in our business.

     Approximately 90% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contract. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. The unbilled fees account increased $2.0 million from $25.8 million at September 30, 2001 to $27.8 million at June 30, 2002. The number of days outstanding for unbilled fees was 30 days at June 30, 2002 and September 30, 2001. By comparison, according to PSMJ Resources, Inc., the average days outstanding for unbilled fees for design firms of comparable size was 29.7 days in 2002 and 27.5 days in 2001.

     The allowance for doubtful accounts increased to $2.4 million at June 30, 2002, from $2.2 at September 30, 2001. The number of day's sales outstanding for accounts receivable was approximately 49 days at June 30, 2002 and September 30, 2001. According to PSMJ Resources, Inc. the average days sales outstanding for accounts receivables for design firms of a comparable size was 66.5 days in 2002 and 69.8 days in 2001.

Cash Flows from Investing Activities

     Net cash used in investing activities was $3.7 million for the nine months ended June 30, 2002 as compared to $10.5 million for the same period in 2001. Investing activities consist of fixed asset purchases, such as survey equipment, computer equipment, furniture and leasehold improvements. During 2002, purchases of property and equipment was the primary contributor to cash used in investing activities, offset by the sale of marketable securities and property and equipment. The higher use of cash for investing activities in 2001 is due largely to the purchase of land and the construction of a new office building for our Orlando office in Maitland, Florida.

Cash Flows from Financing Activities

     Net cash used in financing activities for the nine months ended June 30, 2002 was $4.9 million, as compared to net cash provided by financing activities of $917,000 for the same period in 2001. The decrease in cash provided by financing activities is attributable to the re-purchase of common stock from retired directors, offset by an increase in the net borrowings under the line of credit.

Capital Resources

     On June 30, 2002, the Company entered into an amended and restated line of credit agreement with a bank. The amended and restated line of credit replaced a line of credit previously held with two banks and increased the availability of funds from $37 million to $40 million. The expiration date on the new line of credit is June 30, 2005. The interest rate (2.34% at June 30, 2002) ranges from LIBOR plus 50 basis points to prime minus 125 basis points if the Company's funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if the Company's funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios.

     As of June 30, 2002, we had $13.9 million outstanding under the revolving line of credit, which accrued interest at an effective rate of 2.34% at June 30, 2002. By comparison, on September 30, 2001, we had no amounts outstanding under the revolving line of credit, which accrued interest at an effective rate of 3.13% at September 30, 2001. The increase in the line of credit was directly related to the financing of our new office building in Maitland, Florida, the payment of the Company's employer matching and discretionary contributions to the employee benefit plan, the payment of employee bonuses related to fiscal year 2001 and the reduction in accounts payable.

     As of June 30, 2002, we had an outstanding $2 million term loan. Although the term loan matures on July 31, 2002, the obligation was satisfied in full on July 1, 2002. The principal is amortized in annual installments of $2.0 million. Interest on the term loan is either LIBOR plus 75 basis points or prime minus 50 basis points. The effective interest rate on the term loan was 2.59% at June 30, 2002 as compared to 3.38% at September 30, 2001. The revolving line of credit and term loan are collateralized by substantially all of our assets.

     Our capital expenditures are generally for purchases of property and equipment. We spent $4.6 million and $10.5 million on such expenditures for the nine months ended June 30, 2002 and 2001. We spent $834,000 and $3.7 million on such expenditures for the three months ended June 30, 2002 and 2001, respectively. The capital expenditures in fiscal year 2002 consisted of equipment, furniture and leasehold improvement purchases, while the capital expenditures in fiscal year 2001 were a result of all of these plus construction costs for the new Orlando office building, in addition to several office relocations.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     We believe that our exposure to market risks is minimal. We do not hold market-risk sensitive instruments for trading purposes. We entered into one derivative financial instrument, a swap agreement, to hedge cash flows related to the LIBOR interest rate risk. Both at inception of the hedge and on an ongoing basis, we assume there is no ineffectiveness in the hedging relationship of interest rate risk involving interest-bearing debt and the interest-rate swap. The effectiveness of the hedge is evaluated on a quarterly basis. Based on a hypothetical 1% point increase in the period ending market interest rate as of June 30, 2002, the change in the fair value of this liability would be approximately $300,000. We believe this instrument will be highly effective in the hedging of cash flows. We hold no other financial instruments or derivative commodity instruments to hedge any market risk, nor do we currently plan to employ them in the near future.

     The interest rate on our revolving line of credit and term loan ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5 (2.34% at June 30, 2002). The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The Company mitigates interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit or term loan. As of June 30, 2002, the fair value of the debt is consistent with the outstanding principal balance.

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

   None.


Item 3. Defaults Upon Senior Securities

   None.


Item 4. Submission of Matters to a Vote of Security Holders

   None.


Item 5. Other Information

    None.

Item  6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits -

         Exhibit Number                  Description
         --------------                  -----------

         10.1 PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust Agreement, amended and restated, dated February 22, 2002.

         10.11 Credit Agreement, amended and restated, dated as of June 30, 2002, between Bank of America, N.A. and Post, Buckley, Schuh & Jernigan, Inc., the
                                         Registrant's subsidiary.

         99.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b)   Reports on Form 8-K - None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      The PBSJ Corporation

Dated:  August 14, 2002                           By /s/ Richard A. Wickett
        ---------------                             -----------------------

                                                      Richard A. Wickett
                                                        Chairman,
                                                        Chief Financial Officer
                                                        and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                            Capacity                                Date
 -----------------------         ----------------------------------            ----------------
/s/ Richard A. Wickett              Chairman, Chief Financial                   August 14, 2002
----------------------              Officer and Treasurer

Richard A. Wickett


/s/ John B. Zumwalt, III            Vice Chairman, President and                August 14, 2002
------------------------            Chief Executive Officer

John B. Zumwalt, III


/s/ Robert J. Paulsen               Executive Vice President and                August 14, 2002
---------------------               Secretary

Robert J. Paulsen


/s/ John S. Shearer                 Vice President                              August 14, 2002
-------------------

John S. Shearer


/s/ Todd J. Kenner                  Vice President                              August 14, 2002
------------------

Todd J. Kenner


/s/ H. Michael Dye                  Vice President                              August 14, 2002
------------------

H. Michael Dye

                                 Exhibit Index

         Exhibit Number                  Description
         --------------                  -----------

         10.1 PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust Agreement, amended and restated, dated February 22, 2002.

         10.11 Credit Agreement, amended and restated, dated as of June 30, 2002, between Bank of America, N.A. and Post, Buckley, Schuh & Jernigan, Inc., the
                                         Registrant's subsidiary.

         99.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.