Form 10-K
period 2002-09-30
PBSJ CORP /FL/
filed 2002-12-19
CIK 1117414

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

Commission File Number 0-30911

THE PBSJ CORPORATION
(Exact name of Registrant as specified in its charter)

FLORIDA	59-1494168
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2001 N.W. 107th AVENUE
MIAMI, FLORIDA 33172-2507
(Address of principal executive offices)

(305) 592-7275
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.00067 Par Value)
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

The number of shares of Common Stock outstanding as of November 30, 2002 was 8,146,974. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the $17.80 closing price for the registrant’s Common Stock on December 15, 2002 was approximately $52,088,656. Directors, executive officers and 10% or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates information by reference from the registrant’s definitive Proxy Statement to be used in conjunction with its fiscal 2003 Annual Meeting of Shareholders.

THE PBSJ CORPORATION

FORM 10-K

SEPTEMBER 30, 2002

PART I

ITEM 1.     BUSINESS

General

The PBSJ Corporation and its subsidiaries is an employee-owned professional services organization that provides a broad range of planning, design and construction services to a variety of public and private sector clients. Our four major business segments are transportation, environmental, civil engineering and construction management, representing 42%, 26%, 19% and 13%, respectively, of our fiscal 2002 revenues. We utilize our expertise in engineering, planning, management, environmental, architectural and surveying disciplines to solve complex problems in each of these basic service areas. We provide these services through our staff of 2,800 professional, technical and support personnel. We believe our multi-disciplinary approach to problems facilitates our ability to effectively meet the needs of our clients.

Since our founding in 1960, we have grown from a small civil engineering practice with operations only in South Florida to a national design firm offering a full range of engineering, architectural and planning services throughout the United States. Evidencing this, in 2002, Engineering News-Record ranked Post, Buckley, Schuh & Jernigan, Inc. 8th on its list of the top 100 pure design firms (traditional design firms with no construction capability) in the United States, based on design revenue. During fiscal 2002, we provided services to approximately 3,000 clients in the public and private sectors. Approximately 95% of our clients had previously used our services. In fiscal 2002, 77% of our net revenues were derived from the public sector and 23% from the private sector.

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

We began operations on February 29, 1960. Our holding company, The PBSJ Corporation, was incorporated in 1973. We engage in business primarily through two wholly-owned subsidiaries: Post, Buckley, Schuh & Jernigan, Inc., a Florida corporation (through which we provide the majority of our engineering, architectural and planning services) and PBS&J Construction Services, Inc. (through which we provide the majority of our construction management services). In addition, we have two other active subsidiaries: Seminole Development Corporation (through which we hold title to all our real property); and Post, Buckley International, Inc. (through which we provide services to our international clients). In this Form 10-K, all references to “PBSJ” or “our” operations refer to The PBSJ Corporation and its wholly-owned subsidiaries and the activities of these entities on a consolidated basis. Our executive offices are located at 2001 N.W. 107th Avenue, Miami, Florida.

Acquisitions

Throughout our history, PBSJ has made selected strategic acquisitions to increase the firm’s geographic presence in the West and Central regions, to enhance its technical capabilities firm-wide and to solidify our operations in the Eastern region. Once we acquire a firm it is integrated and consolidated into our existing operations and the subsidiary ceases to exist as a separate operating entity. The following acquisitions occurred in the last three years:

•	January 2001 – J. Powell & Associates, Inc.
The Company acquired certain assets from J. Powell & Associates, Inc., on January 1, 2001 for $2.2 million less the amount of J. Powell’s accrued vacation at January 1, 2001. The assets acquired include fixed assets, goodwill of the trade name and deposits on leased properties. The acquisition of these assets contributes to the Company’s goal of increasing its presence in the Western region. J. Powell’s areas of specialty included civil engineering, environmental engineering and construction management in both the private and public sectors. The acquisition was accounted for using the purchase method of accounting, and the results of operations were included as of the respective date of acquisition, which is January 1, 2001.

Through our strategic acquisitions, PBSJ has developed solid technical expertise, in both core services and emerging markets, and a nationwide presence that allows us to respond to clients in our “local” markets with the advantages of a national firm. Since the close of the fiscal year ended September 30, 2002, we acquired the stock of Durham Technologies, Inc. (DTI) on December 1, 2002, for $1.5 million. Although we do not currently have any probable plans with respect to any additional material acquisitions, we will continue to evaluate possible strategic acquisitions of engineering or related service businesses in connection with our plan to diversify our sources of business and the geographic areas in which we operate.

Business Segments

The following table sets forth our revenues, in thousands, from each of our four basic business segments for each of the three years ended September 30, 2002, 2001, and 2000, and the approximate percentage of our total revenues attributable to each business segment:

	2002		2001		2000
	Revenues	%	Revenues	%	Revenues	%
	(dollars in thousands)
Transportation	$143,655	42%	$128,098	41%	$106,580	41%
Environmental	91,124	26	75,676	24	52,757	20
Civil Engineering	65,115	19	70,104	22	69,026	26
Construction Management	44,567	13	40,228	13	34,162	13

Additional information concerning segment profit and loss and assets is set forth in Item 7 under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 8, Note 12 of “Notes to Financial Statements” which are incorporated herein by reference.

Transportation

Industry Overview

The need to modernize and upgrade the transportation infrastructure in the United States has been a source of continued business for us through the last ten years. Fueling the initial growth in this market was the Intermodal Surface Transportation Efficiency Act (“ISTEA”) of 1991. ISTEA placed funding emphasis on intermodalism and transportation efficiency, and established comprehensive planning systems. In 1998, ISTEA was reauthorized as the Transportation Equity Act for the 21st Century (“TEA-21”). TEA-21 earmarks $218 billion for highway and transit projects through 2003. Although a United.States federal program, TEA-21 provides state and local governments considerable flexibility in project selection. In 2000, the Federal Government established the Wendell H. Ford Aviation Act for the 21st Century (“AIR-21”). This greatly increased aviation capitol improvement funding nationwide.

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

During 2002, projects in our Transportation Division included:

•
Overseeing all project planning and pre-construction requirements and activities and providing bond support services for the Florida Turnpike Enterprise’s capital improvement program including coordinating acquisition of the necessary rights-of-way, and reviewing construction drawings and cost estimates.

•	Providing general engineering consulting services to the Orlando-Orange County Expressway Authority, including the reconstruction of S.R. 408.

•	Preparing final design plans for the reconstruction of U.S. 95 in Las Vegas, Nevada Department of Transportation.

•	Designing the widening and reconstruction of 17 miles of I-30 in and southwest of Little Rock for the Arkansas State Highway and Transportation Department.

•	Site preparation plans for the construction of the new fifth runway at Atlanta Hartsfield Airport.

•	Planning and design services for the Charlotte 2025 Land Use/Transit plan for light rail and bus transit facilities.

Environmental

Industry Overview

Over the past thirty years, significant environmental laws at the federal, state and local levels have been enacted in response to public concern over the health of the nation’s air, water, and natural resources. Those laws and their implementation through regulation affect numerous industrial and governmental actions and form a key market driver for the services of our Environmental business segment.

Two federal environmental laws, The Safe Drinking Water Act of 1974 and the Clean Water Act of 1972, continue to drive this segment of our business. Pursuant to these laws, Congress has authorized significant monies to assist state and local governments. According to the Environmental Protection Agency (“EPA”), as much as $23 billion a year will be needed for construction and upgrade of water and wastewater treatment facilities over the next 20 years.

Our Services

Our Environmental business segment focuses on the delivery of planning, design and construction management services for private and public sector clients related to:

Air Quality Management	Flood Insurance Studies
Energy Planning	Hazardous and Solid Waste Management
Cultural Resources Assessments	Information Solutions
Ecological Studies	Wastewater Treatment
Environmental Toxicology Analysis	Water Resources
Aquatic Treatment Systems	Water Supply and Treatment

During 2002, projects in our Environmental business segment included:

•
A multi-year contract with the Federal Emergency Management Agency (“FEMA”) to serve as Flood Mapping Coordination Contractor for FEMA’s Central Region V (Illinois, Indiana, Michigan, Ohio, Minnesota and Wisconsin), Central Region VI (Texas, Oklahoma, Arkansas, Louisiana and New Mexico) and Central Region VII (Nebraska, Kansas, Idaho and Missouri).

•
Providing engineering services during construction of the Washington Suburban Sanitary Commission’s 20-million-gallons-per-day advanced Seneca Wastewater Treatment Plant in Montgomery County, Maryland, which utilizes biological nutrient removal.

•
Continued to support the New York Power Authority, Consolidated Edison Company for New York, Orange and Rockland Utilities, and Central Hudson Gas and Electric Corporation for assessing the impacts of power plant operations on Hudson River fish populations.

•
The state of Florida and the Federal government have reached an agreement to implement a Comprehensive Everglades Restoration Project (“CERP”) in south Florida. The CERP is budgeted to cost over $8 billion and the cost is to be shared equally between the Federal Government and the state and local agencies. The PBS&J team was selected by the Corps of Engineers to provide program management support activities on the Federal portion of the CERP. The joint venture contract is budgeted for up to $6 million/year and the contract is for 3 years with provisions for up to 5 renewal periods.

•
The City of San Diego, California, has retained PBSJ to conduct a series of condition assessment investigations as part of a 10-year, $1.2-billion sewer assessment and rehabilitation program (one of the largest undertakings in the country) with the express purpose of reducing overflows and beach closures in San Diego County. With offices in Encinitas and San Diego; an existing, strong relationship with the City; and substantial national resources to support this effort, PBSJ is uniquely poised to assist the City with this important program. The overall 10-year potential fee from this effort for PBSJ is in the $20 to $40 million range.

Civil Engineering

Industry Overview

The strong and long running national economic climate we have all enjoyed came to an abrupt halt with the attack on September 11, 2001 and the resulting stock market plunge. The private sector slowed as companies reevaluated the impact of the terrorist attacks and “guarded optimism” became their business mantra. Corporate relocations, new office buildings, commercial tracts, and retail centers slowed as the stock market continued to drop. Residential development maintained its momentum due to declining interest rates and “guarded” feelings of job security. As corporate scandals began to emerge and the market refused to rebound, private sector development, and more particularly, residential development began to feel the pains of significant layoffs and an increase in jobless rates. The momentum of the past decade was slowing.

Prior to the September 11, 2001 tragedy, our Civil Engineering business segment recognized the need for a better balance between public sector and private sector work, and subsequently developed a strategic plan to penetrate growth markets in the public sector areas in need of civil engineering services. As a result of that effort, we have added federal planning, municipal services, education, ports, and emergency management services to our core business. This new mix of public sector clients has allowed our service to better reflect the company’s vision and market direction, and position Civil to take advantage of a down turn in the private sector.

Our Services

Our Civil Engineering business segment provides general civil engineering services to public and private clients. Included in these services are (1) site suitability studies, (2) master infrastructure engineering and planning, (3) site engineering, (4) municipal engineering, (5) regulatory permitting, (6)

construction phase services, (7) disaster planning and response and (8) homeland security and force protection. Within our Civil Engineering business segment, we also have three additional service groups: Surveying and Mapping, Planning and Landscape Architecture, and Architecture.

Our Surveying and Mapping group provides clients GPS-based surveying, mobile surveying for roadways and other hard surfaces, land platting, right-of-way mapping, construction layout and control, boundary and topographic surveys, control networks, tunnel surveying, commercial land title surveys, hydrographic surveying, movement detection and deformation surveys, and rail and mass transit surveys.

Our Planning and Landscape Architecture group provides clients master land use planning, site planning, urban and regional planning, urban design, environmental planning, cultural resource identification, and landscape architecture.

Our Architecture group provides comprehensive architectural design, space planning and interior design, as well as electrical, mechanical and structural engineering services for educational, commercial, industrial transportation, military, and other public and private entities.

During 2002, projects in our Civil Engineering business segment included:

•	Master planning services for Europe District Army Bases (EUD ACOE) located within Europe, the Middle East, Africa and former Soviet states.

•	General civil engineering services for $1.5 billion/ 5-year expansion program of the Centers for Disease Control facilities in Atlanta, Georgia.

•	Entitlement processing, final engineering design, and construction surveying for over 1,000 single-family homes for American West Development throughout Clark County.

•	Completed grading, drainage, and infrastructure engineering for 800 student housing units at the University of California Los Angeles for VTBS, Architects.

•	Water Sound North Development of Regional Impact for St. Joe/Arvida.

•	Texas Veterans’ Land Board and General Land office, State cemetery programs for architectural and engineering services.

Construction Management

Industry Overview

The demand for our construction management services has also been fueled by the legislation and industry trends that are driving the growth in our Transportation and Environmental business segments, including ISTEA and TEA-21. These trends have resulted in a large number of infrastructure projects throughout the United States, which are subject to increasingly complex governmental regulations. The role of the construction manager has become increasingly important to the success of these projects, requiring a new level of versatility and a wide range of skills. Both public and private sector entities are under pressure to complete these projects at accelerated schedules, resulting in a myriad of project delivery systems. With limited in-house staff, these entities must rely on experienced construction managers to complete the project on time and within budget.

Our Services

In the area of construction management, we provide a wide range of services as an agent for our clients, including contract administration, inspection, field-testing, scheduling/estimating, instituting project controls and quality assessment. Although we do not construct or build any projects, we may act as the program director of a project whereby on behalf of the owner of the project, we provide scheduling, cost estimating and construction observation services for the project, or our services may be limited to providing construction consulting.

During 2002, projects in our Construction Management Division included:

•
Providing construction engineering and inspection services to the Departments of Transportation in Alabama, Arkansas, Colorado, Nevada, Texas, Florida, Georgia and North Carolina, as well as to County Municipalities such as Cobb County Water & Sewer Department and Collier County, Florida.

•	Providing construction administration to the Clark County (Nevada) Department of Public Works, as well as the City of Oceanside (California).

•	Performing Structural Inspection Services for hurricane shelters for the State of Florida, Department of Community Affairs.

•
Providing comprehensive services, including cost estimating, scheduling and construction claims reviews, to the school boards of Miami-Dade County and Broward County, Florida; York County, SC; Cobb County DOT in Georgia and TTA (Texas Turnpike Authority – now included as a part of TxDot).

•
Providing construction-related services to BellSouth throughout Florida and Georgia, including quality assurance inspections, verification of contractor’s invoices, damage inspections and responding to natural disasters.

•	Providing construction inspection services nationally to the National Park Service and Federal Highway Administration’s Central Lands Division.

•	Working as the Owner’s Representative providing construction management for a twin high-rise vertical project in Miami, Florida.

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

•
Development and implementation of an enterprise GIS system for Polk County, Florida Utilities department, including automated data access for planning and mobile data collection tools for streamlining the utility locate process.

•	Extensive GIS and database support for various utility master planning contracts in southern California, Nevada and Florida.

•	Development of a Corridor Constraints Analysis tool for automating data calculations in the support of FERC permit filing in pipeline alignment studies.

•	Implementation of a web-based project collaboration system for approximately a dozen major program management contracts allowing team members to share documents, events and messages over the web.

•	Implementation of a web-based GIS system for management of all flood study data related to FEMA MCC program management efforts.

Clients

Through our four national business segments, we provide our services to a broad range of clients, including state, local and municipal agencies, the Federal government and private sector businesses. Our state and local government clients include approximately 15 state departments of transportation, water utilities, local power generators, waste water treatment agencies, environmental protection agencies, schools and colleges, law enforcement, judiciary, hospitals and healthcare providers. We provide services to Federal agencies, including the Army Corps of Engineers, EPA, Navy, Air Force, Coast Guard, United States Postal Service, FEMA and Department of Energy, and local entities. Our contracts with federal, state and local entities are subject to various methods of determining fees and costs. See “Contract Pricing and Terms of Engagement” for further discussion of our pricing arrangements with governmental clients.

Our private sector clients include retail and commercial, entertainment, railroad, petro-chemical, food, telecommunications, oil and gas, power, semi-conductor, transportation, technology, public utility, mining and forest products entities. The table below indicates the revenue generated, by client type, for each of the three years ended September 30, 2002, 2001 and 2000.

	2002		2001		2000
	(dollars in thousands)
Domestic
Local and state agencies	$237,165	69%	$201,037	64%	$170,641	65%
Federal agencies	26,494	8	21,530	7	8,611	3
Private businesses	80,562	23	89,735	28	81,383	31
International	240	0	1,804	1	1,890	1

Total	$344,461	100%	$314,106	100%	$262,525	100%

In 2002, we derived approximately 18% of our engineering fees from various districts and departments of the Florida Department of Transportation (“FDOT”) under numerous contracts. While we believe the loss of any individual contract would not have a material adverse effect on our results of operations and would not adversely impact our ability to continue work under our other contracts with the FDOT, the loss of all the FDOT contracts would have a material adverse effect on our results of operations by causing a material decrease in our revenues and profits.

International Business

During fiscal 2002, revenues from our international operations were approximately $240,000, or less than 1% of our total revenues, from a project in Venezuela, which is now closed. We do not currently have any plans to expand or grow our international operations.

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

Cost-Plus Contracts. Under our cost-plus contracts, we charge clients negotiated rates based on our direct and indirect costs. Labor costs and sub-contractor services are the principal components of our direct costs. Federal Acquisition Regulations, which are applicable to all Federal government contracts and which are partially incorporated in many local and state agency contracts, limit the recovery of certain specified indirect costs or contracts subject to such regulations. In negotiating a cost-plus contract, we estimate all recoverable direct and indirect costs and then add a profit component, which is either a percentage of total recoverable costs or a fixed negotiated fee, to arrive at a total dollar estimate for the project. We receive payment based on the total actual number of labor hours expended. If the actual total number of labor hours is lower than estimated, the revenues from that project will be lower than estimated. If the actual labor hours expended exceed the initial negotiated amount, we must obtain a contract modification to receive payment for such overage. During fiscal 2002, approximately 18% of our contracts were cost-plus contracts, primarily with state and local government agencies.

Cost-plus contracts covered by Federal Acquisition Regulations and certain state and local agencies require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs. There are no open or pending audits by federal or state authorities as of September 30, 2002. The result of our last audit for the year ended September 30, 2001 resulted in no adjustments. Our contracts with governmental entities, once executed, are not subject to renegotiation of profits at the election of the government, however, they are subject to continued funding. Our contracts generally provide that we receive our profit on a periodic basis through the course of the project. Therefore, if a governmental agency fails to fund for a successive year, our profit will have been proportionally received as recognized.

Time-and-Materials Contracts. Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on actual time expended. In addition, clients reimburse us for the actual out-of-pocket costs of materials and other direct incidental expenditures incurred in connection with performing the contract. Our profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs directly charged or allocated to contracts compared with negotiated billing rates. During fiscal 2002, approximately 51% of our contracts were time-and-materials contracts, primarily with federal, state and local agencies, as well as some private sector clients.

Fixed-Price Contracts. Under our fixed-price contracts, clients pay us an agreed sum negotiated in advance for the specified scope of work. Under fixed-price contracts, we make no payment adjustments if we over-estimate or under-estimate the number of labor hours required to complete the project, unless there is a change of scope in the work to be performed. Accordingly, our profit margin will increase to the extent the number of labor hours and other costs are below the contracted amounts. The profit margin will decrease and we may realize a loss on the project if the number of labor hours required and other costs exceed the estimate. During fiscal 2002, approximately 31% of our contracts were fixed-price contracts, primarily with private sector clients.

Competition

We face active competition in all areas of our business. As we provide a wide array of engineering, architectural, planning and construction management services to companies in various industries throughout the United States, we encounter a different group of competitors in each of our markets. Our competitors include (1) national and regional design firms like PBSJ that provide a wide range of design services to clients in all industries, including CH2M Hill and Parsons Brickerhoff, (2) industry specific firms that provide design as well as other services to customers in a specific industry, for example environmental firms such as Montgomery Watson, Camp Dresser and McKee, Inc., and (3) local firms that provide some or all of our services in one of our markets. Some of our competitors are larger, more diversified firms having substantially greater financial resources and larger professional and technical staffs than ours. Competition for major contracts is frequently intense and may entail public submittals and multiple presentations by numerous firms seeking to be awarded the contract. The extent of competition we will encounter in the future will vary depending on changing customer requirements in terms of types of projects and technological developments. It has been our experience that the principal competitive factors for the type of service business in which we engage are a firm’s demonstrated ability to perform certain types of projects, the client’s own previous experience with competing firms, the firm’s size and financial condition and the cost of the particular proposal.

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

Backlog

Our backlog for services was estimated to be approximately $339.0 million and $303.0 million as of September 30, 2002 and 2001, respectively. We define backlog as contracted task orders less previously recognized revenue on such task orders. U.S. government agencies, and many state and local governmental agencies, operate under annual fiscal appropriations and fund various contracts only on an incremental basis. Our ability to realize revenues from our backlog depends on the availability of funding for various federal, state and local government agencies.

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

Personnel

As of September 30, 2002, we employed 2,800 persons, of which 275 were part time employees. Most of our employees are professional or technical personnel having specialized training and skills, including engineers, architects, analysts, scientists, management specialists, technical writers and skilled technicians. Although many of our personnel are highly specialized in certain areas and while there is a nationwide shortage of certain qualified technical personnel, we are not currently experiencing any material difficulty in obtaining the personnel we require to perform under our contracts. We believe that our future growth and success will depend, in large part, upon our continued ability to attract and retain highly qualified personnel. We believe our employee relations to be good.

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

We seek to protect PBSJ from potential liabilities by obtaining indemnification, where possible, from our public and private sector clients. However, even when we obtain such indemnification, it is generally not available if we fail to satisfy specified standards of care in performing our services or if the indemnifying person has insufficient assets to cover the liability. Therefore, we also seek to protect PBSJ by maintaining a full range of insurance coverage, including worker’s compensation, general and professional liability (including pollution liability) and property coverage. Our professional liability coverage is on a claims made basis (which means that the policy provides liability coverage for all claims made during the policy period, regardless of when the action occurred), while the rest of our insurance coverage is on an occurrence basis (which means that the policy provides liability coverage only for injury or damage arising from an action that occurs during the policy period, regardless of when the claim is actually made). Our professional liability insurance provides for annual coverage of up to $30 million with an annual deductible of $3.0 million. Based upon our previous experience with such claims and lawsuits, we believe our insurance coverage is adequate for all our present operational activities, although there can be no assurances that such coverage will prove to be adequate in all cases. A successful claim or claims in an amount in excess of our insurance coverage for which there is not coverage could have a material adverse effect on our results of operation.

ITEM 2.   PROPERTIES

We own our executive offices located at 2001 N.W. 107th Avenue, Miami, Florida 33172, which consists of approximately 100,000 square feet of office space. We own our Orlando office located at 482 South Keller Road, Orlando, Florida 32810, which consists of approximately 90,000 square feet of office space. The Orlando office building is held as collateral under the Company’s mortgage note. We own three additional office buildings in Ft. Myers, Florida, Homestead, Florida and Hollywood, Florida through our wholly-owned subsidiary, Seminole Development Corporation. All of these properties are currently being leased to third parties.

We lease an additional 60 offices in 16 states in the United States and Puerto Rico, all of which are used for our four major business segments. Aggregate lease payments during fiscal year 2002 were approximately $9.9 million.

We believe that substantially all of our property and equipment are, in general, well maintained and in good operating condition. They are considered adequate for present needs, and as supplemented by planned construction, are expected to remain adequate for the near future.

We are of the opinion that we, or our subsidiaries, have clear title to the properties owned and used in our business, subject to liens for current taxes and easements, restrictions and other liens, which do not materially detract from the value of the properties or our interest in the properties or the use of those properties in our business.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established public trading market for our common stock.

As of November 30, 2002 there were no shares of common stock that were subject to outstanding warrants or options to purchase, or securities convertible into, our common stock, and no shares of our common stock could be sold pursuant to Rule 144 under the Securities Act. No shares of our common stock are being, or have been, publicly offered.

As of November 30, 2002, there were 8,146,974 shares of common stock outstanding and held of record by 555 shareholders.

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

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data as of and for the years ended September 30, 2002, 2001, 2000, 1999 and 1998. The financial data for each of the fiscal years has been derived from, and is qualified by reference to, our audited financial statements. You should read the information set forth below in conjunction with our consolidated Financial Statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	Year Ended September 30,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Operating Data:
Engineering fees	$344,461	$314,106	$262,525	$241,417	$223,381
Net earned revenue	266,326	236,216	196,830	180,637	167,133
Net income	13,408	12,535	10,490	5,446	4,474

Balance Sheet Data (at end of period):
Working capital	$37,648	$24,753	$18,752	$31,721	$20,545
Total assets	136,403	129,004	120,306	103,835	96,425
Long-term debt, less current portion	20,996	9,929	10,800	13,337	8,589
Total stockholders’ equity	58,747	58,704	49,198	45,270	37,613

ITEM. 7     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

The following table sets forth the percentage of net earned revenue represented by the items in our consolidated statements of income:

	Year ended September 30,
	2002	2001	2000
Engineering fees	129.3%	133.0%	133.4%
Direct expenses	29.3	33.0	33.4

Net earned revenue	100.0	100.0	100.0

Costs and expenses:
Direct salaries	36.3	36.5	37.1
General and administrative expenses	56.3	55.9	56.2

Operating income	7.4	7.6	6.7
Interest expense	(0.4)	(0.5)	(0.6)
Other, net	0.2	0.2	(0.4)

Income before income taxes	7.2	7.3	5.7
Provision for income taxes	2.2	2.0	0.3

Net income	5.0%	5.3%	5.4%

A summary of operating results is as follows for each of the years ended September 30 (dollars in thousands):

	2002	2001	2000
Engineering fees	$344,461	$314,106	$262,525
Direct expenses	78,135	77,890	65,695

Net earned revenue	266,326	236,216	196,830
Costs and expenses	246,704	218,317	183,748

Operating income	19,622	17,899	13,082
Other expenses	(469)	(556)	(2,003)
Provision for income taxes	5,745	4,808	589

Net income	$13,408	$12,535	$10,490

Segment Results of Operations

Our businesses are reported as four segments, reflecting our management methodology and structure. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements. We evaluate performance based on operating profit of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for 2002 as compared to 2001 and 2001 as compared to 2000.

Transportation

	2002	% Change	2001	% Change	2000
	(dollars in thousands)
Engineering Fees	$143,655	12.1%	$128,098	20.2%	$106,580
Direct Expenses	35,351	(3.2)	36,538	24.3	29,397
Net Earned Revenue	108,304	18.3	91,560	18.6	77,183
Costs and Expenses	96,694	18.2	81,794	19.2	68,632
Operating Income	$11,610	18.9%	$9,766	14.2%	$8,551

2002 Compared To 2001

Engineering fees of $143.7 million for 2002 increased 12.1% as compared to 2001. Higher volumes from continued strength in the transportation services market and engineering fees from new projects were the primary contributors to this increase during 2002.

Reported net earned revenue was $108.3 million during 2002 as compared to $91.6 million for the same period in 2001, representing an increase of 18.3%. Net earned revenue increased at a greater percentage than engineering fees due to a 3.2% decrease in direct expenses, from $36.5 million in 2001 to $35.4 million in 2002. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and sub-contractor expenses. Direct expenses, as a percentage of net earned revenue, were 32.6% for 2002 as compared to 39.9% for 2001. The decrease in direct expenses and direct expenses, as a percentage of net earned revenue, is due to the decreased use of sub-consultants as a result of additional hiring and reduced employee turnover.

Reported operating income was $11.6 million for 2002 as compared to $9.8 million for 2001, representing an increase of 18.9%. Operating income, as a percentage of net earned revenue, was 10.7% for 2002 and 2001. The increase in operating income for 2002 is due to the growth in engineering fees as a result of internal growth within this segment. The consistency in operating income, as a percentage of net earned revenue, is due to costs and expenses increasing at the same rate as net earned revenue in 2002. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries were $39.0 million for 2002 as compared to $33.0 million for 2001, representing an increase of 18.2%. Direct salaries increased at a greater rate than the increase in engineering fees due to additional staff hired in 2002 to support our internal growth. During 2001, the industry was experiencing an extremely competitive hiring atmosphere. Therefore, in 2001, additional labor required to support our internal growth was supplied through the use of sub-consultants, or direct expenses. In addition, the Company’s turnover rate has decreased since 2001. The increase in general and administrative expenses in 2002, as compared to 2001, was directly related to annual increases in pay rates, as well as an increase in personnel. As a percentage of net earned revenue, general and administrative expenses remained consistent during 2002 as compared to 2001.

2001 Compared To 2000

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

Reported operating income was $9.8 million in 2001 as compared to $8.6 million in 2000, representing an increase of 14.2%. The increase in operating income is due to higher volumes from continued strength in the transportation services market, engineering fees from new projects and improved cost control. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased at a lesser rate than the increase in engineering fees due to an extremely competitive hiring atmosphere in the industry. Therefore, additional labor required to support our internal growth was supplied through the use of sub-consultants, or direct expenses. The increase in general and administrative expenses, which was directly related to the increase in direct salaries and engineering fees, was primarily due to annual increases in pay rates, increases in the accrual of insurance expenses relating to our medical plan and increases in expenses related to office relocations and building/equipment costs associated with those moves. Operating income as a percentage of net earned revenue was 10.7% in 2001 as compared to 11.1% in 2000. The slight decrease in operating income as a percentage of net earned revenue is a result of an adjustment made during the third quarter of fiscal year 2000 to the total allowance for doubtful accounts. Due to improved collections during fiscal year 2000, the total allowance for doubtful accounts decreased approximately $2.6 million, from $4.9 million at September 30, 1999 to $2.3 million at September 30, 2000. This segment’s allocation from the adjustment in the allowance for doubtful accounts approximated $962,000. Operating income in 2000, without this adjustment, would have been $7.6 million instead of $8.6 million, thereby making operating income as a percentage of net earned revenue 9.8% instead of 11.1% during 2000. Therefore, excluding the adjustment made in 2000, operating income as a percentage of net earned revenue increased from 9.8% in 2000 to 10.7% in 2001.

Civil Engineering

	2002	% Change	2001	% Change	2000
	(dollars in thousands)
Engineering Fees	$65,115	(7.1%)	$70,104	1.6%	$69,026
Direct Expenses	12,544	(10.5)	14,022	(9.0)	15,406
Net Earned Revenue	52,571	(6.3)	56,082	4.6	53,620
Costs and Expenses	53,965	(3.6)	55,987	2.7	54,514
Operating (Loss) Income	($1,394)	(1567.4%)	$95	110.6%	($894)

2002 Compared To 2001

Engineering fees of $65.1 million for 2002 decreased 7.1% as compared to 2001. This decrease is directly related to reduced chargeability as a result of the slowdown in the economy since late 2000. Civil engineering clients are typically private sector clients. Therefore, they tend to be affected by the fluctuations in the economy more than the public sector clients associated with our other segments.

Reported net earned revenue was $52.6 million for 2002 as compared to $56.1 million for 2001, representing a decrease of 6.3%. Net earned revenue decreased at a slightly lesser rate than engineering fees as a result of the reduction in direct expenses, specifically the use of sub-consultants. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and sub-contractor expenses. Direct expenses were $12.5 million during 2002 as compared to $14.0 million for 2001, representing a decrease of 10.5%. Direct expenses, as a percentage of net earned revenue, were 23.9% for 2002 as compared to 25.0% for 2001. The decrease in direct expenses and direct expenses, as a percentage of net earned revenue, is due to the decreased use of sub-consultants as a result of the slowdown in the economy.

Reported operating loss was $1.4 million for 2002 as compared to operating income of $95,000 for 2001, representing a decrease of 1567.4%. Operating (loss) income, as a percentage of net earned revenue, was (2.7%) for 2002 as compared to 0.2% for 2001. The decrease in operating income and operating income, as a percentage of net earned revenue, is due to a decrease in chargeability and direct labor charges during 2002 as compared to 2001, as a result of the slowed economy during 2002. In an effort to address the decline in this segment, the Company’s management has switched the roles of two key managers. In addition, beginning with fiscal year 2003, many of the Federal program projects will be incorporated into the civil segment. Direct labor charges are direct salaries that are chargeable to clients. These costs, combined with general and administrative expenses, make up the total costs and expenses. General and administrative expenses, which also decreased for 2002 as compared to 2001, were 66.0% and 63.2% of net earned revenue for 2002 and 2001, respectively. Although general and administrative expenses decreased as a result of the reduced revenue activity within this segment, these costs increased as a percentage of net earned revenue.

2001 Compared To 2000

Engineering fees of $70.1 million for 2001 increased 1.6% as compared to 2000. The smaller than usual increase is directly related to the slowdown in the economy since late 2000. Civil engineering clients are typically private sector clients. Therefore, they tend to be affected by the fluctuations in the economy more than the public sector clients associated with our other segments.

Reported net earned revenue was $56.1 million during 2001 as compared to $53.6 million in 2000, representing an increase of 4.6%. Net earned revenue increased at a greater rate than engineering fees as a result of the reduction in the use of sub-consultants due to the slowdown in the economy. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and sub-contractor expenses. Direct expenses were $14.0 million during 2001 as compared to $15.4 million in 2000, representing a decrease of 9.0%. Direct expenses, as a percentage of net earned revenue decreased to 25.0% in 2001 from 28.7% in 2000. The decrease in direct expenses and direct expenses as a percentage of net earned revenue is due to the decreased use of sub-consultants as a result of the slowdown in the economy.

Reported operating income (loss) was $95,000 in 2001 as compared to ($894,000) in 2000, representing an increase of 110.6%. Operating income as a percentage of net earned revenue was 0.2% in 2001 as compared to (1.7%) in 2000. The increase in operating income and operating income as a percentage of net earned revenue is due to increased efficiencies and improved cost control related to direct salaries and general and administrative expenses. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries, as a percentage of net earned revenue, decreased as a result of the downturn in the economy and improved efficiencies. General and administrative expenses increased more than the increase in engineering fees due in part to a significant adjustment made in 2000 to the allowance for doubtful accounts. Due to improved collections during fiscal year 2000, the total allowance for doubtful accounts decreased approximately $2.6 million, from $4.9 million at September 30, 1999 to $2.3 million at September 30, 2000. This segment’s allocation from the adjustment in the allowance for doubtful accounts approximated $806,000. Operating income in 2000, without this adjustment, would have been ($1.7) million instead of ($894,000), thereby making operating income as a percentage of net earned revenue (3.2%) instead of (1.7%) during 2000. Therefore, excluding the adjustment made in 2000, operating income as a percentage of net earned revenue increased from (3.2%) in 2000 to 0.2% in 2001. In addition, general and administrative expenses increased during 2001 due to annual increases in pay rates, increases in the accrual of insurance expenses relating to our medical plan and increases in expenses related to office relocations and building/equipment costs associated with those moves.

Environmental

	2002	% Change	2001	% Change	2000
	(Dollars in Thousands)
Engineering Fees	$91,124	20.4%	$75,676	43.4%	$52,757
Direct Expenses	18,955	18.3	16,026	45.9	10,987
Net Earned Revenue	72,169	21.0	59,650	42.8	41,770
Costs and Expenses	66,340	20.7	54,976	38.0	39,852
Operating Income	$5,829	24.7%	$4,674	143.7%	$1,918

2002 Compared To 2001

Engineering fees of $91.1 million for 2002 increased 20.4% as compared to $75.7 million for 2001. Higher volumes from renewed strength in the environmental services market and engineering fees from new projects were the primary contributors to this increase during 2002. The two biggest contributors to this segment’s higher volumes and new projects were the acquisition of J. Powell & Associates, Inc. on January 1, 2001 and the Company’s work with FEMA.

Reported net earned revenue was $72.2 million during 2002 as compared to $59.7 million for 2001, representing an increase of 21.0%. Net earned revenue increased at a slightly higher percentage than engineering fees for 2002 as a result of the percentage increase in direct expenses being less than the percentage increase in engineering fees. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and sub-contractor expenses. Direct expenses were $19.0 million during 2002 as compared to $16.0 million for 2001, representing an increase of 18.3%. The increase in direct expenses consists of higher sub-consultant fees as a result of the significant growth in this segment. However, as a result of additional hiring and reduced employee turnover, direct expenses, as a percentage of net earned revenue, decreased slightly from 26.9% in 2001 to 26.3% for 2002.

Reported operating income was $5.8 million for 2002 as compared to $4.7 million for 2001, representing an increase of 24.7%. Operating income, as a percentage of net earned revenue, was 8.1% for 2002 as compared to 7.8% in 2001. The increase in operating income and operating income, as a percentage of net earned revenue, is due to the increase in engineering fees, as a result of internal growth within this segment, combined with improved cost control. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. For 2002, direct salaries increased at a greater percentage than engineering fees as a result of increased hiring of technical staff to support the work related to FEMA. In addition, the Company’s turnover rate has decreased since 2001. The 16.9% increase in general and administrative expenses in 2002, as compared to 2001, was directly related to annual increases in pay rates, as well as an increase in personnel. However, as a percentage of net earned revenue, general and administrative expenses fell to 57.6% for 2002 as compared to 57.9% for 2001.

2001 Compared To 2000

Engineering fees of $75.7 million for 2001 increased 43.4% as compared to 2000. Higher volumes from renewed strength in the environmental services market and engineering fees from new projects were the primary contributors to this increase during 2001. The two biggest contributors to this segment’s higher volumes and new projects were the acquisition of J. Powell & Associates, Inc. on January 1, 2001 and the increase in the number of Federal jobs, specifically the work with the Federal Emergency Management Agency FEMA. The acquisition of J. Powell & Associates, Inc. contributed to more than 25% of the increase and FEMA contributed to approximately 50% of the increase.

Reported net earned revenue was $59.7 million during 2001 as compared to $41.8 million in 2000, representing an increase of 42.8%. Net earned revenue increased at a slightly smaller percentage than engineering fees as a result of the percentage increase in direct expenses being greater than the percentage increase in engineering fees. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and sub-contractor expenses. Direct expenses were $16.0 million during 2001 as compared to $11.0 million for 2000, representing an increase of 45.9%. Direct expenses, as a percentage of net earned revenue was 26.9% in 2001 as compared to 26.3% in 2000. The increase in direct expenses and direct expenses as a percentage of net earned revenue is due to the increased use of sub-consultants as a result of the significant growth in engineering fees within this segment.

Reported operating income was $4.7 million in 2001 as compared to $1.9 million in 2000, representing an increase of 143.7%. Operating income as a percentage of net earned revenue was 7.8% in 2001 as compared to 4.6% in 2000. The increase in operating income and operating income as a percentage of net earned revenue is due to the acquisition of J. Powell & Associates, Inc., internal growth and improved cost control within this segment. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased at a lesser rate than the increase in engineering fees due to an extremely competitive hiring atmosphere in the industry, causing employees to be more efficient and productive. Additional labor required to support our internal growth was supplied through the use of sub-consultants, or direct expenses. General and administrative expenses increased primarily due to annual increases in pay rates, increases in the accrual of insurance expenses related to our medical plan and increases in expenses related to office relocations and building/equipment costs associated with those moves. Additionally, due to improved collections during fiscal year 2000, our total allowance for doubtful accounts decreased during that year approximately $2.6 million, from $4.9 million at September 30, 1999 to $2.3 million at September 30, 2000. This segment’s allocation from the adjustment made during 2000 reduced general and administrative expenses by approximately $598,000 during fiscal year 2000. Operating income in 2000, without this adjustment, would have been $1.3 million instead of $1.9 million, thereby making operating income as a percentage of net earned revenue 3.2% instead of 4.6% during 2000. Therefore, excluding the adjustment made in 2000, operating income as a percentage of net earned revenue increased from 3.2% in 2000 to 7.8% in 2001.

Construction Management

	2002	% Change	2001	% Change	2000
	(Dollars in Thousands)
Engineering Fees	$44,567	10.8%	$40,228	17.8%	$34,162
Direct Expenses	11,285	(0.2)	11,304	14.1	9,905
Net Earned Revenue	33,282	15.1	28,924	19.2	24,257
Costs and Expenses	29,705	16.2	25,560	23.2	20,750
Operating Income	$3,577	6.3%	$3,364	-4.1%	$3,507

2002 Compared to 2001

Engineering fees of $44.6 million for 2002 increased 10.8% as compared to $40.2 million for 2001. Higher volumes from renewed strength in the construction services market and engineering fees from new projects were the primary contributors to this increase during 2002.

Reported net earned revenue was $33.3 million for 2002 as compared to $28.9 million for 2001, representing an increase of 15.1%. In 2002, net earned revenue increased at a greater percentage than engineering fees due to a 0.2% decrease in direct expenses. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and sub-contractor expenses. Direct expenses, as a percentage of net earned revenue, were 33.9% for 2002 as compared to 39.1% for 2001. The decrease in direct expenses and direct expenses, as a percentage of net earned revenue, is due to the decreased use of sub-consultants as a result of increased hiring of technical staff and a significant reduction in employee turnover.

Reported operating income was $3.6 million for 2002 as compared to $3.4 million for 2001, representing an increase of 6.3%. Operating income, as a percentage of net earned revenue, was 10.7% for 2002 as compared to 11.6% for 2001. The increase in operating income is directly related to the increase in engineering fees as a result of the internal growth within this segment. However, the decrease in operating income, as a percentage of net earned revenue, is a result of (1) a decrease in chargeability during 2002 as compared to 2001 and (2) a higher increase in general and administrative costs than in net earned revenue during 2002 as compared to 2001. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Although direct salaries increased for 2002, they decreased as a percentage of net earned revenue compared to 2001 due to reduced chargeability among the technical staff. This contributed to increased indirect labor costs during 2002 for this segment. As a result, general and administrative expenses, which include indirect labor, increased at a greater rate than net earned revenue for 2002. The increase in general and administrative expenses was also due in part to an increase in the percentage of the corporate allocation applied to this segment. Prior to October 1, 2000, the construction management business segment never received a corporate allocation of administrative services because all of its’ administrative work was handled by its own administrative personnel. Since the beginning of fiscal year 2001, the corporate administrative services function began performing administrative services for the construction management business segment, and therefore, began charging construction management with a corporate allocation charge, just as the other three services received. However, the transition was gradual and, as a result, the allocation was minimal during fiscal 2001. In fiscal 2002, since all transitions were complete, the allocation percentage was increased toreflect a full allocation percentage, based on the size of this segment and the administrative support it requires. Annual increases in pay rates were also contributors to increased general and administrative costs.

2001 Compared to 2000

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

Reported operating income was $3.4 million in 2001 as compared to $3.5 million in 2000, representing a decrease of 4.1%. Operating income as a percentage of net earned revenue was 11.6% in 2001 as compared to 14.5% in 2000. The decrease in operating income and operating income as a percentage of net earned revenue is due to an increase in costs and expenses and an adjustment made during the third quarter of fiscal year 2000 to the total allowance for doubtful accounts. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased due to additional staff required to support our internal growth. The increase in general and administrative expenses increased primarily because of a first time corporate allocation charge that the Construction segment received. Prior to October 1, 2000, the construction management business segment never received a corporate allocation of administrative services because all of its’ administrative work was handled by its own administration personnel. However, since the beginning of fiscal year 2001, the corporate administrative services function began performing administrative services for the construction management business segment, and therefore, began charging construction management with a corporate allocation charge, just as the other three services receive. In addition, annual increases in pay rates, increases in the accrual of insurance expenses related to our medical plan and increases in expenses related to office relocations and building/equipment costs associated with those moves contributed to higher administrative costs. Due to improved collections during fiscal year 2000, the total allowance for doubtful accounts decreased approximately $2.6 million, from $4.9 million at September 30, 1999 to $2.3 million at September 30, 2000. This segment’s allocation from the adjustment in the allowance for doubtful accounts decreased general and administrative expenses by approximately $234,000 during fiscal year 2000. Operating income in 2000, without this adjustment, would have been $3.3 million instead of $3.5 million, thereby making operating income as a percentage of net earned revenue 13.5% instead of 14.5% during 2000. Therefore, excluding the adjustment made in 2000, operating income as a percentage of net earned revenue decreased from 13.5% in 2000 to 11.6% in 2001 due to the increased allocation mentioned above.

Consolidated Results

Other income (expenses):

Other income and expenses primarily consists of interest and dividend income and interest expense. Total other expenses were $469,000, $556,000 and $2.0 million for fiscal years 2002, 2001 and 2000, respectively. The decrease in total other expense during 2002 is due to decreased interest expense as a result of interest rates dropping during 2002. The decrease in total other expenses during 2001 is directly related to an investment loss that was recognized in 2000 on the sale of investments. At September 30, 2000, the fair value of our investments in marketable securities, all of which were classified as available-for-sale, was approximately $451,000 as compared to approximately $3.9 million at September 30, 1999. This decrease was due to a significant impairment in the value of the common stock that we hold in our portfolio, from $344,000 at September 30, 1999 to $41,000 at September 30, 2000, combined with the sale of over 90% of our mutual fund portfolio during 2000 at a loss of $981,000. There were no factors present at September 30, 1999 indicating such a significant impairment of value for the mutual fund and common stock investments. For the mutual fund portfolio, the net asset value fluctuated during fiscal year 1999 due to the volatility of the stock market. For the common stock investment, subsequent to September 30, 1999, the investee company reported that it would restate the prior year’s financial statements following an internal review of revenue recognition for cost-of-completion contracts. The impairment of the common stock was recorded in fiscal year 2000, resulting in a cost basis that equals the fair market value of the investments at September 30, 2000.

Net Income

Net income was $13.4 million, $12.5 million and $10.5 million for fiscal years 2002, 2001 and 2000, respectively. The percentage of net income to net earned revenue was 5.0%, 5.3% and 5.4% for fiscal years 2002, 2001 and 2000. The 7.0% increase in net income in 2002, as compared to 2001, was a result of internal growth combined with the acquisition of J. Powell & Associates, Inc. in 2001. In addition, there was an overall improvement in efficiency related to direct labor, which is substantiated by each direct labor hour bringing in more net profit during 2002 than in 2001. General and administrative expenses increased in part due to annual increases in pay rates. However, the biggest contributor to increases in general and administrative expenses during 2002 were the high increases in healthcare costs. As a result, general and administrative expenses, as a percentage of net earned revenue, were 56.3% in 2002 as compared to 55.9% in 2001 and 56.2% in 2000.

The Company’s effective income tax rate is lower than the marginal federal rate primarily as a result of the Company’s ability to utilize research and development tax credits.

The 19.5% increase in net income during fiscal year 2001 was a result of (1) internal direct labor growth, (2) the acquisition of J. Powell & Associates, Inc. and (3) a research and development tax credit that reduced our provision for income taxes. The reduction in the provision for income taxes was due to an estimated $1.9 million research and development tax credit, net of tax effects, that was received in 2001.

Liquidity and Capital Resources

Cash Flows From Operating Activities

Although net income of $13.4 million for 2002 increased 7.0% as compared to net income of $12.5 million for 2001, net cash provided by operating activities totaled $15.6 million for 2002 as compared to $19.6 million for 2001. The decrease in net cash provided by operations was a result of the following: (1) a reduction in the net deferred tax liabilities as a result of a reduction in the Company’s valuation allowance for research and development tax credits, (2) an increase in other current assets as a result of a net tax receivable balance, (3) an increase in accounts payable that is consistent with the growth in operations and (3) an increase in unbilled fees, offset by the decrease in accounts receivable. During 2002, unbilled fees increased $4.4 million from $25.8 million at September 30, 2001 to $30.1 million at September 30, 2002. The increase in unbilled fees during 2002 is related to the increase in engineering fees and the decrease in accounts receivable. In addition, new electronic billing procedures implemented by FDOT on new contracts has temporarily delayed some of our FDOT billings by one to two months. This time delay is a result of set-up procedures FDOT must under-go with each new contract. However, once the contract set-up is complete, billing will resume on a monthly basis, with payments expected within one month’s time.

In fiscal year 2001, net cash provided by operating activities totaled $19.6 million as compared to $26.9 million in 2000. The significant decrease is primarily a result of the increase in accounts receivable and the decrease in accounts payable, offset by an increase in the provision for deferred income taxes. Fluctuations in accounts payable are related to direct expenses, where the timing of payment to subcontractors is directly related to the collection of related receivables.

Net income of $12.5 million for fiscal year 2001 was 19.5% greater than net income of $10.5 million for fiscal year 2000 due to the growth in engineering fees. The increase in engineering fees resulted from internal direct labor growth and the acquisition of J. Powell & Associates, Inc. in California, in addition to improved general and administrative cost control. General and administrative expenses, as a percentage of net earned revenue, decreased from 56.2% in 2000 to 55.9% in 2001. General and administrative expenses increased in part due to annual increases in pay rates and increases in healthcare costs.

Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not previously paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock in the foreseeable future. All earnings are retained for investment in our business.

Approximately 90% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contract. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. As mentioned previously, during 2002, unbilled fees increased $4.4 million from $25.8 million at September 30, 2001 to $30.1 million at September 30, 2002. The increase in unbilled fees during 2002 is related to the increase in engineering fees and the decrease in accounts receivable. In addition, new electronic billing procedures implemented by FDOT on new contracts has temporarily delayed some of our FDOT billings by one to two months. During 2001, the unbilled fees account decreased $2.0 million, from $27.8 million at September 30, 2000 to $25.8 million at September 30, 2001. The decrease is related to improved efficiencies in the Company’s billings, including electronic billings to some State and Federal clients, which leads to quicker receipt of payments. The number of days outstanding for unbilled fees was 32 days, 30 days and 39 days at September 30, 2002, 2001 and 2000, respectively. By comparison, according to PSMJ Resources, Inc., the average days outstanding for unbilled fees for design firms of comparable size was 29.7 days in 2002 and 27.5 days in 2001.

As a result of gross accounts receivable decreasing $1.8 million and bad debt expense decreasing during 2002, the allowance for doubtful accounts decreased from $2.2 million at September 30, 2001 to $1.4 million at September 30, 2002. The allowance for doubtful accounts also decreased during 2001, from $2.3 million at September 30, 2000 to $2.2 million at September 30, 2001. The decrease in the allowance during 2001 was due to improved collections of our accounts receivable balances over 90 days,which decreased 23.4% from $6.4 million at September 30, 2000 to $4.9 million at September 30, 2001. The number of days sales outstanding for accounts receivable was approximately 49 days, 49 days and 53 days at September 30, 2002, 2001 and 2000, respectively. By comparison, according to PSMJ Resources, Inc. the average days sales accounts receivables for design firms of comparable size to us was 66.5 days in 2002 and 69.8 days in 2001.

Cash Flows from Investing Activities

Net cash used in investing activities was $5.8 million, $15.7 million and $12.8 million in fiscal years 2002, 2001 and 2000, respectively. Investing activities consist of fixed asset purchases, such as survey equipment, computer equipment, furniture and leasehold improvements. During 2002, purchases of property and equipment was the primary contributor to cash used in investing activities, offset by the sale of marketable securities and property and equipment. The higher use of cash for investing activities in 2001 and 2000 is due largely to the purchase of land and the construction of a new office building for our Orlando office in Maitland, Florida. In addition, during fiscal year 2001, the Company acquired J. Powell & Associates, Inc. in California. For more information regarding the investing activity of this acquisition, see Note 11, Supplemental Cash Flow Information, of the Notes to Financial Statements in Item 8 of this Form 10-K.

Cash Flows from Financing Activities

Net cash used in financing activities for fiscal year 2002 was $6.8 million, as compared to $4.1 million for fiscal year 2001. The increase in net cash used is primarily attributable to the re-purchase of common stock from retired directors, combined with a reduction in the bank overdraft, offset by an increase in the net borrowings under the line of credit. Net cash used in financing activities for fiscal year 2001 was $4.1 million, as compared to net cash used in financing activities of $13.9 million in fiscal year 2000. The change is attributable to increased borrowings related to the financing of our new office building in Maitland, Florida, increased borrowings under the line of credit and increased proceeds from the sale of stock.

Capital Resources

On June 30, 2002, the Company entered into an amended and restated line of credit agreement with a bank. The amended and restated line of credit replaced a line of credit previously held with two banks and increased the availability of funds from $37 million to $40 million. The expiration date on the new line of credit is June 30, 2005. The interest rate (2.31%, 3.13% and 7.12% at September 30, 2002, 2001 and 2000, respectively) on our revolving line of credit ranges from LIBOR plus 50 basis points to prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The Company mitigates interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit or term loan. As of September 30, 2002, the fair value of the debt is consistent with the outstanding principal balance. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios. The line of credit is collateralized by substantially all of our assets.

As of September 30, 2002, we had $12.1 million outstanding under the line of credit, which accrued interest at an effective rate of 2.31% at September 30, 2002. By comparison, on September 30, 2001, we had no amounts outstanding under the line of credit. The increase in the line of credit during

2002 was directly related to the financing of our new office building in Maitland, Florida and the reduction in accounts payable.

On March 19, 2001, we entered into a mortgage note of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 2.46% and 3.28% for the fiscal years ended September 30, 2002 and 2001, respectively. The mortgage note is collateralized by our office building located in Maitland, Florida.

On July 30, 1999, we consolidated our term loans. Although the term loan matured on July 31, 2002, the remaining obligation of $2.0 million was satisfied in full on July 1, 2002. The principal was amortized in annual installments of $2.0 million. Interest on the term loan was LIBOR plus 75 basis points. The effective interest rate on the term loan was 2.59% at June 30, 2002 as compared to 3.38% at September 30, 2001.

Our capital expenditures are generally for purchases of property and equipment. We spent $6.3 million, $14.8 million and $15.8 million on such expenditures in fiscal years 2002, 2001 and 2000, respectively. The capital expenditures in fiscal year 2002 consisted of equipment, furniture and leasehold improvement purchases, while the capital expenditures in fiscal year 2001 were a result of all of these plus construction costs for the new Orlando office building, in addition to several office relocations. Higher levels of capital expenditures in fiscal year 2000 were a result of construction costs for the new Maitland office building.

We believe that our existing financial resources, together with our cash flow from operations and availability under our line of credit, will provide sufficient capital to fund our operations for fiscal year 2003.

Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income.

Inflation

The rate of inflation has not had a material impact on our operations. Moreover, if inflation remains at its recent levels, it is not expected to have a material impact on our operations for the foreseeable future.

Significant Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. We adopted the new standard during fiscal year 2001 and there were no adjustments upon adoption.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 summarizes certain areas of the Staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. We have adopted SAB 101 for each period presented in the accompanying statement of operations. There are no significant adjustments posted as a result of the adoption of SAB 101.

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

In July 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model, based on the framework established in SFAS No. 121, for long lived assets to be disposed of by sale. The Company does not expect the adoption of this statement to have a material impact on the Company’s results of operations or its financial position.

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

The interest rate on the Company’s revolving line of credit ranges from LIBOR plus 50 basis points to prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5 (2.31%, 3.13% and 7.12% at September 30, 2002, 2001 and 2000, respectively). The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The interest rate on the Company’s mortgage note is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points (2.46% and 3.28% at September 30, 2002 and 2001, respectively). The Company mitigates interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit. As of September 30, 2002, the fair value of the debt is consistent with the outstanding principal balance.

Because the interest rates under the Company’s revolving line of credit and mortgage note are variable, to the extent that the Company has borrowings outstanding, there may be market risk relating to the amount of such borrowings, however, our exposure is minimal due to the short-term nature of these borrowings.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants

To the Board of Directors and
Stockholders of The PBSJ Corporation

In our opinion, the consolidated financial statements, listed in the index appearing under Item 15(a)(1) on page 50, present fairly, in all material respects, the financial position of The PBSJ Corporation and its subsidiaries (the “Company”) at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
December 13, 2002
Miami, Florida

THE PBSJ CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Years ended September 30,
	2002	2001
Assets
Current Assets:
Cash and cash equivalents	$2,967	$—
Marketable securities	432	686
Accounts receivable, net	45,275	46,195
Unbilled fees, net	30,149	25,776
Other current assets	4,826	1,564

Total current assets	83,649	74,221
Property and equipment, net	32,601	35,564
Cash surrender value of life insurance	6,622	6,209
Deferred income taxes	6,141	5,028
Other assets	7,390	7,982

Total assets	$136,403	$129,004

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	24,793	22,830
Current portion of long-term debt	991	2,992
Accrued vacation	6,565	5,851
Deferred income taxes	13,652	16,022
Bank overdrafts	—	1,773

Total current liabilities	46,001	49,468
Long-term debt, less current portion	20,996	9,929
Deferred compensation	5,932	6,595
Other liabilities	4,727	4,308

Total liabilities	77,656	70,300

Stockholders’ Equity:
Redeemable common stock, par value $0.00067, 15,000,000 shares authorized, 8,346,524 and 9,265,721 shares issued and outstanding at September 30, 2002 and 2001, respectively. Redeemable common stock had a redemption value of $118,521 and $99,329 at September 30, 2002 and 2001, respectively.	6	6
Retained earnings	60,981	60,635
Accumulated other comprehensive loss	(501)	(283)
Unearned compensation	(1,739)	(1,654)

Total stockholders’ equity	58,747	58,704

Total liabilities and stockholders’ equity	$136,403	$129,004

The accompanying notes are an integral part of these consolidated financial statements.

THE PBSJ CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Years ended September 30,
	2002	2001	2000
STATEMENT OF OPERATIONS DATA:
Earned revenue:
Engineering fees	$344,461	$314,106	$262,525
Direct expenses	78,135	77,890	65,695

Net earned revenue	266,326	236,216	196,830

Costs and expenses:
Direct salaries	96,668	86,332	73,093
General and administrative expenses	150,036	131,985	110,655

Total costs and expenses	246,704	218,317	183,748
Operating income	19,622	17,899	13,082

Other income (expenses):
Interest expense	(1,109)	(1,211)	(1,173)
Other, net	640	655	(830)

Total other expenses	(469)	(556)	(2,003)
Income before income taxes	19,153	17,343	11,079
Provision for income taxes	5,745	4,808	589

Net income	$13,408	$12,535	$10,490

The accompanying notes are an integral part of these consolidated financial statements.

THE PBSJ CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
(in thousands, except share data)

	Redeemable Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 1999	10,366,805	$7	$8,145	$38,481	$(421)	$(942)	$45,270
Comprehensive income:
Net income				10,490			10,490
Unrealized gain on investments (net of tax of $291)					457		457

Total comprehensive income							10,947
Sale of stock	110,225	1	861				862
Purchase of stock	(1,022,110)	(2)	(7,920)				(7,922)
Issuance of restricted stock net of amortization and cancellations	24,830		90			(49)	41

Balance at September 30, 2000	9,479,750	$6	$1,176	$48,971	$36	$(991)	$49,198
Comprehensive income:
Net income				12,535			12,535
Unrealized loss on investments					(31)		(31)
Unrealized loss on derivative (net of tax of $201)					(288)		(288)

Total comprehensive income							12,216
Sale of stock	353,385		3,788				3,788
Purchase of stock	(647,488)		(5,919)	(871)			(6,790)
Issuance of restricted stock net of amortization and cancellations	80,074		955			(663)	292

Balance at September 30, 2001	9,265,721	$6	$—	$60,635	$(283)	$(1,654)	$58,704
Comprehensive income:
Net income				13,408			13,408
Unrealized gain on investments					11		11
Unrealized loss on derivative (net of tax of $117)					(229)		(229)

Total comprehensive income							13,190
Sale of stock	295,596		4,197				4,197
Purchase of stock	(1,250,697)		(4,693)	(13,062)			(17,755)
Issuance of restricted stock net of amortization and cancellations	35,904		496			(85)	411

Balance at September 30, 2002	8,346,524	$6	$—	$60,981	$(501)	$(1,739)	$58,747

The accompanying notes are an integral part of these consolidated financial statements.
NOTE: All common stock is considered redeemable.

THE PBSJ CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended September 30,
	2002	2001	2000
Cash flows from operating activities:
Net income	$13,408	$12,535	$10,490
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss on sale of investments	—	—	981
Other	132	(527)	(203)
Depreciation and amortization	9,359	8,715	7,916
Provision for bad debt and unbillable amounts	351	411	294
Provision for deferred income taxes	(3,367)	767	(2,875)
Provision for deferred compensation	(663)	680	825
Change in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	569	(7.393)	(1,374)
(Increase) decrease in unbilled fees	(4,373)	2,029	(2,450)
(Increase) decrease in other current assets	(3,262)	1,499	(1,510)
Decrease (increase) in other assets	120	41	(1,143)
Increase (decrease) in accounts payable and accrued expenses	2,499	(1,773)	15,594
Increase in accrued vacation	714	1,288	868
Increase (decrease) in other liabilities	73	1,343	(474)

Net cash provided by operating activities	15,560	19,615	26,939

Cash flows from investing activities:
Proceeds from sale of marketable securities	266	266	2,940
Acquisitions, net of cash acquired	—	(984)	—
Investment in life insurance policies	(413)	(566)	—
Sale of property and equipment	628	360	—
Purchase of property and equipment	(6,320)	(14,768)	(15,769)

Net cash used in investing activities	(5,839)	(15,692)	(12,829)

Cash flows from financing activities:
(Decrease) increase in bank overdraft	(1,773)	118	(2,168)
Borrowings under line of credit	194,919	171,156	102,348
Principal payments under line of credit	(182,859)	(178,914)	(102,310)
Principal payments under notes and mortgage payable	(2,947)	(2,454)	(4,747)
Proceeds from issuance of note payable	—	9,000	—
Proceeds from sale of common stock	3,661	3,788	862
Purchase of common stock	(17,755)	(6,790)	(7,922)

Net cash used in financing activities	(6,754)	(4,096)	(13,937)

Net increase (decrease) in cash and cash equivalents	2,967	(173)	173
Cash and cash equivalents at beginning of year	—	173	—

Cash and cash equivalents at end of year	$2,967	$—	$173

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies:

Organization and Principles of Consolidation

The consolidated financial statements include the accounts of The PBSJ Corporation and its wholly-owned subsidiaries, Post, Buckley, Schuh & Jernigan, Inc., a Florida corporation (“PBS&J”), PBS&J Construction Services, Inc., Post, Buckley International, Inc., Post Buckley de Mexico, S.A. de C.V., Seminole Development Corporation and HOH Associates, Inc. (collectively the “Company”). All material intercompany transactions and accounts have been eliminated in the accompanying consolidated financial statements.

Revenue Recognition

In the course of providing its services, the Company routinely incurs direct expenses such as sub-contracts for services. In addition, the Company also includes pass-through costs on cost-plus contracts, which are customer-reimbursable materials, equipment and sub-contractor costs when the Company determines that it is responsible for engineering specification, procurement and management of such cost components on behalf of the customer. These direct expenses are principally passed through to the Company’s clients with minimal or no mark-up and, in accordance with industry practice, are included in the Company’s gross revenues. Accordingly, the Company also reports net earned revenue, which is gross revenue less direct expenses. For cost-plus and time and material contracts, the Company reports fees earned based on actual labor multiplied by contractual rates or multipliers. For fixed-price contracts, the Company reports fees earned on the percentage of completion basis, which includes revenue on the basis of costs incurred to date as a percentage of the total estimated costs.

Anticipated losses are recognized in total in the period in which they became determinable. Accounts receivable is presented net of an allowance for doubtful accounts of $1.4 million and $2.2 million at September 30, 2002 and 2001, respectively. Unbilled fees are presented net of an allowance for estimated unbillable amounts of $0 and $611,000 at September 30, 2002 and 2001, respectively.

Capital Structure
The Company has authorized 15,000,000 shares of common stock (par value $.00067).

On November 21, 2000, the Company’s Board of Directors approved a five-for-one stock split that was effective on February 1, 2001. The stock split resulted in an increase in the number of authorized shares from 3,000,000 to 15,000,000. In addition, the adjusted par value and market price of the Company’s Common Stock for the fiscal year ended September 30, 2001 was $.00067 and $10.72, respectively.

The by-laws of the Company require the Company to redeem, at fair market value, common stock held by shareholders who terminate employment with the Company. Other than agreements with certain retired Directors as noted the in Proxy, as of September 30, 2002 and 2001, there is no outstanding redeemable common stock relating to employees no longer employed by the Company. The redemption value of all outstanding shares was $118.5 million and $99.3 million at September 30, 2002 and 2001, respectively.

Cash and Cash Equivalents
Cash equivalents consist of all highly liquid investments with an original maturity of three months or less from their dates of purchase. Cash equivalents consist primarily of money market accounts.

Income Taxes
The Company uses the liability method of accounting for income taxes. The liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities. Such differences relate, primarily, to the Company’s use of the accrual method of accounting for financial reporting purposes, and the cash method of accounting for tax purposes.

Basic and Diluted Earnings Per Share
In February of 1997, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. SFAS No. 128 does not require presentation of earnings per share (“EPS”) for entities not currently selling their securities in a public market or planning to sell their securities in a public market in the future. Since the Company’s securities are not currently publicly traded and are not currently in the process of being registered to be publicly traded in the future, no presentation has been made.

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
The fair value of the Company’s cash, accounts receivables, unbilled fees and trade accounts payable approximates book value due to the short-term maturities of these instruments. The carrying amount of marketable securities is based on quoted market prices at the reporting date for those investments and approximates fair value. The fair value of the Company’s debt approximates the carrying value, which was based on similar rates, terms and maturities of existing debt as compared to current market conditions.

In order to better manage its exposure to interest rate risk on its debt, the Company entered into an interest rate swap agreement. Such swap agreement, with a notional amount of $9.0 million, converts the Company’s variable interest rate on its’ $9.0 million mortgage to a fixed interest rate, thereby limiting the variance amount paid or received by the Company. Under the terms of the SWAP, the Company pays 6.28% and receives the 30-day LIBOR. The fair value of such derivative instrument was $835,000 and $489,000 at September 30, 2002 and 2001, respectively. The fair value is recorded in other liabilities and as an unrealized net loss in accumulated other comprehensive loss.

Goodwill
Goodwill represents the difference between the purchase price and the fair value of the net assets of acquired businesses, and is currently being amortized on a weighted-average basis over 10 to 20 years. Amortization expense relating to goodwill amounted to $472,000, $439,000 and $656,000 for the years ended September 30, 2002, 2001 and 2000, respectively. The Company evaluates the realizability of goodwill based upon undiscounted forecasted operating earnings over the remaining amortization period for each investment having a significant goodwill balance. If an impairment in the value of the goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of the goodwill based upon the estimated fair value of the investment. Management believes that no impairment of goodwill exists at September 30, 2002.

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

Work performed for governmental entities accounted for approximately 77%, 71% and 69% of engineering fees for the years ended September 30, 2002, 2001 and 2000. For the years ended September 30, 2002, 2001 and 2000, approximately 18%, 19% and 17%, respectively, of engineering fees was derived from various districts of the Florida Department of Transportation (FDOT) under numerous contracts. While the loss of any individual contract would not have a material adverse effect on our results of operations and would not adversely impact the Company’s ability to continue work under other contracts with the FDOT, the loss of all the FDOT contracts could have a material adverse effect on results of operations. Ongoing credit evaluations of customers are performed and generally no collateral is required. The Company provides an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Actual losses have historically been within management’s expectations and estimates.

Comprehensive Income
In 1999, the Company implemented SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that an enterprise (a) classifyitems of other comprehensive income, such as unrealized holding gains and losses on investments, by their nature in the financial statements and(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The componentsof accumulated other comprehensive loss was as follows for the years ended September 30, 2002, 2001 and 2000 (dollars in thousands):

	September 30
	2002	2001	2000
Unrealized gain (loss) on investments:
Holding gain (loss) arising during period, net of tax	$11	$(31)	$(524)
Reclassification adjustment, net of tax	—	—	981
Holding loss on interest rate swap agreement, net of tax	(229)	(288)	—

Net (loss) gain recognized in other comprehensive income, net of tax	$(218)	$(319)	$457

Recent Accounting Pronouncements
In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS No. 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 will also require recognized intangible assets be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the Standard until its life is determined to no longer be indefinite. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, while the provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. The Company expects to adopt these standards starting with its’ fiscal year 2003, beginning October 1, 2002, and does not anticipate the adoption of these standards having a materially negative effect on its financial statements.

In July 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model, based on the framework established in SFAS No. 121, for long lived assets to be disposed of by sale. The Company does not expect the adoption of this statement to have a material impact on the Company’s results of operations or its financial position.

2.	Marketable Securities:

At September 30, 2002 and 2001, the Company held investments in marketable securities classified as available-for-sale, which consisted of mutual funds and equity securities. Available-for-sale securities at September 30, 2002 and 2001 consisted of the following (dollars in thousands):

	Cost	Fair Value	Unrealized (Loss) / Gain
September 30, 2002
Mutual funds	$374	$428	$54
Common stock	41	4	(37)

Total	$415	$432	$17

September 30, 2001
Mutual funds	$640	$671	$31
Common stock	41	15	(26)

Total	$681	$686	$5

3.	Property and Equipment:

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives	September 30,
		2002	2001
Land	—	$2,226	$2,226
Building and building improvements	10 to 40 years	14,371	14,845
Furniture and equipment	3 to 7 years	36,033	34,933
Computer equipment under capital leases	3 years	1,786	1,786
Vehicles	3 years	2,492	3,017
Leasehold improvements	10 years	8,107	8,218

		65,015	65,025
Less accumulated depreciation and amortization		(32,414)	(29,461)

		$32,601	$35,564

Depreciation and amortization expense relating to property and equipment amounted to $8.6 million, $8.3 million and $7.9 million for the years ended September 30, 2002, 2001 and 2000, respectively. Our capital expenditures amounted to $6.3 million, $14.8 million and $15.8 million during fiscal years 2002, 2001 and 2000, respectively. Capital expenditures during 2002 consisted of fixed asset purchases, such as survey equipment, computer equipment, furniture and leasehold improvements. The capital expenditures during fiscal years 2001 and 2000 included leasehold improvements related to several office relocations, information technology purchases and construction costs for the new Orlando office building. Accumulated depreciation related to the computer equipment amounted to $1.3 million and $1.0 million at September 30, 2002 and 2001, respectively.

4.	Acquisition:

The Company acquired certain assets from J. Powell & Associates, Inc. on January 1, 2001 for $2.2 million less the amount of J. Powell’s accrued vacation at January 1, 2001. The assets acquired include fixed assets, goodwill of the trade name and deposits on leased properties. The acquisition of these assets contributes to the Company’s goal of increasing its presence in the Western region. J. Powell’s areas of specialty included civil engineering, environmental engineering and construction management in both the private and public sectors. The acquisition is accounted for using the purchase method of accounting, and the results of operations are included from the respective date of acquisition, which is January 1, 2001.

5.	Subsequent Events:

The Company acquired the stock of Durham Technologies, Inc. (DTI) on December 1st, 2002 for $1.5 million. The acquisition of DTI contributes to the Company’s goal of enhancing its presence in the growing Emergency Management Services market. DTI’s area of specialty includes risk management and risk assessment for public sector clients, primarily Federal. The acquisition is accounted for using the purchase method of accounting, and the results of operations are included from the respective date of acquisition, which is December 1, 2002.

6.	Income Taxes:

Provision(benefit) for income taxes consisted of the following:

	Years Ended September 30,
	2002	2001	2000
Current	$9,112	$4,041	$3,464
Deferred	(3,367)	767	(2,875)

Total provision	$5,745	$4,808	$589

Included in the 2002, 2001 and 2000 provision(benefit) for income taxes are deferred state taxes of ($519), $85 and $261, respectively. The current portion of state taxes was $945, $985 and $838 for the years ended September 30, 2002, 2001 and 2000, respectively. A reconciliation of the income tax provision to taxes computed at the U.S. federal statutory rate is as follows:

	2002	2001	2000
U.S. Statutory Rate	35.0%	35.0%	35.0%
Federal Tax Credits	(11.6)	(11.1)	(35.5)
State Taxes, net of Federal Tax Benefit	3.9	3.9	3.9
Non-deductible Expenses	2.6	1.9	3.9
Other	0.1	(2.0)	(2.0)

Effective tax rate	30.0%	27.7%	5.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consisted of the following:

	September 30,
	2002	2001
Deferred tax liabilities:
Accounts receivable	$17,612	$17,970
Unbilled fees	11,728	10,028
Depreciation	1,083	2,122
Other	982	799

Gross deferred tax liabilities	31,405	30,919

Deferred tax assets:
Accounts payable and accrued expenses	(13,506)	(13,979)
Compensation	(428)	(338)
Federal tax credit carry-forwards	(7,887)	(6,277)
Deferred credits	(2,308)	(2,565)
Other liabilities	(1,839)	(1,676)

Gross deferred tax assets	(25,968)	(24,835)
Valuation allowance of deferred tax asset	2,074	4,910

Net deferred tax assets	(23,894)	(19,925)

Net deferred tax liabilities	$7,511	$10,994

The Company has research and development tax credit carry-forwards of approximately $7.8 million as of September 30, 2002, which expire beginning 2017 through 2022. Valuation allowances of $2.1 million and $4.8 million at September 30, 2002 and 2001, respectively, have been provided for tax credit carry-forwards that, in the opinion of management, may not be realized.

7.	Deferred Compensation Plans:

The Company maintains deferred compensation/consulting plans, which cover certain present key officers and employees and provides for payments upon retirement, death, or disability. The contracts fixed a minimum level for retirement benefits to be paid to participants based on age at retirement with the Company. The deferred compensation plans are funded through life insurance plans and are being provided for currently. Total annual cash surrender value increases for the years ended September 30, 2002, 2001 and 2000 for the plans amounted to $413,000, $1.1 million and $260,000, respectively. Total compensation expense, included in general and administrative expenses, relating to the plans amounted to $1.1 million, $1.0 million and $959,000 in fiscal years 2002, 2001 and 2000, respectively.

8.	Employee Benefit Plan:

The Company has a qualified contributory profit-sharing and employee stock ownership plan (the “Plan”) providing benefits for all eligible employees. During 1999, the Plan was amended to include an employer matching contribution up to 3% of the participants’ eligible compensation. Prior to 1999, the Plan included an employer matching contribution, equal to 1% of the participants’ eligible compensation. The Company’s matching contribution was $3.0 million, $2.6 million and $2.4 million for the years ended September 30, 2002, 2001 and 2000, respectively. In addition, the Company accrued an additional $1.2 million, $1.0 million and $700,000 at September 30, 2002, 2001 and 2000, respectively, as discretionary contributions to the profit sharing plan.

9.	Restricted Stock:

Restricted stock is offered to existing employees, which are subject to restrictions on transfer, and risk of forfeiture until earned by continued employment. The restricted stock is subject to total forfeiture if the employee ceases to be employed prior to the maturity date of the restricted stock, except in certain limited circumstances described in the individual restricted stock award agreement. During the restriction period, holders have the rights of shareholders, including the right to vote, but cannot transfer ownership. Restricted stock is recorded at fair value on the date of issuance. The stock vests over the service period, which is usually 5 years. The issuance of restricted stock gives rise to unearned compensation that is amortized over the vesting period. Through September 30, 2002 and 2001, 617,493 and 577,014 shares of restricted stock have been issued, of which 136,045 and 118,675 shares had vested or had been canceled. Unearned compensation is shown as a reduction of stockholders’ equity. The total amount of compensation expense recognized under these agreements during 2002, 2001 and 2000 was $370,000, $246,000 and $181,000 respectively.

10.	Long Term Debt (dollars in thousands):

	September 30, (in thousands)
	2002	2001
Line of credit unused availability of $27,940, and $37,000 at September 30, 2002 and 2001, respectively.	$12,060	$—

Mortgage note payable due in monthly installments starting on April 16, 2001, with interest, collateralized by real property; unpaid principal due March 16, 2011. Interest at LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. (2.46% and 3.28% at September 30, 2002 and September 30, 2001, respectively.)	8,645	8,887

Term loan due in annual installments of $2,000 through July 31, 2002. Interest at LIBOR plus 75 basis points or prime minus 50 basis points (3.38% at September 30, 2001.)	—	2,000

Note payable to J. Powell & Associates, Inc. due in three annual installments of $333 with interest of 7.12% through October 17, 2003.	667	1,000

Note payable to current stockholder due in semi-annual installments with interest of 7.25% through January of 2002.	—	47

Capital lease of equipment, interest accrues at 8.3%, collateralized by certain equipment, due in monthly payments of principal and interest of $36.	615	987

	21,987	12,921
Less current portion	991	2,992

Long-term debt	$20,996	$9,929

Scheduled maturities are as follows (dollars in thousands):

2003 – $991; 2004 – $802; 2005 – $12,316; 2006 – $256 and 2007 and thereafter – $7,623.

On June 30, 2002, the Company entered into an amended and restated line of credit agreement with a bank. The amended and restated line of credit replaced a line of credit previously held with two banks and increased the availability of funds from $37 million to $40 million. The expiration date on the new line of credit is June 30, 2005. The interest rate (2.31% and 3.13% at September 30, 2002 and 2001, respectively) ranges from LIBOR plus 50 basis points to prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios.

11.	Commitments and Contingencies:

The Company is obligated under various non-cancelable leases for office facilities, furniture and equipment. Certain leases contain renewal options, escalation clauses and certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties. As of September 30, 2002, the future minimum annual rental commitments under operating and capital leases are as follows (dollars in thousands):

Year ending September 30	Capitalized Leases	Operating Leases
2003	$438	$11,289
2004	219	7,907
2005	—	6,519
2006	—	5,043
2007 and thereafter	—	3,422

Total minimum lease payments	657	$34,180

Less: amount representing interest	42

Present value of minimum lease payments	$615

Total rent expense included in general and administrative expenses was $11.9 million, $10.8 million and $10.7 million for fiscal years ended 2002, 2001 and 2000, respectively.

The Company is involved in legal actions arising in the ordinary course of business. The Company maintains a full range of insurance coverage, including worker’s compensation, general and professional liability (including pollution liability) and property coverage. The Company’s insurance policies may offset the amount of loss exposure from legal actions.

As of September 30, 2002, there were approximately 32 cases pending against the Company, where plaintiffs allege damages resulting from the Company’s engineering services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract.

As of September 30, 2002, the Company had a reserve of approximately $3.9 million for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable. The Company expects to pay these liabilities over the next one to three years. Management is of the opinion that the liabilities ultimately resulting from such existing and other pending proceedings, lawsuits and claims should not materially affect the Company’s financial position, results of operations or cash flows.

12.	Supplemental Cash Flow Information:

	Years ended September 30, (in thousands)
	2002	2001	2000
Cash paid during the year for:
Interest	$1,153	$1,151	$1,092
Income taxes	6,775	3,814	929
Details of acquisition:
Fair value of assets acquired	$—	$244	$—
Goodwill	—	1,960	—
Liabilities assumed	—	(220)	—

Cash paid	—	1,984	—
Less: note payable and restricted stock to seller	—	(1,000)	—

Net cash paid for acquisitions	$—	$984	$—

13.	Segment Reporting

Financial information relating to the Company’s operations by service is as follows:

Year Ended September 30, 2002
	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$143,655	$44,567	$65,115	$91,124	$344,461
Net earned revenue	108,304	33,282	52,571	72,169	266,326
Operating income (loss)	11,610	3,577	(1,394)	5,829	19,622
Depreciation and amortization	3,344	727	2,703	2,585	9,359
Total assets	56,886	17,648	25,785	36,084	136,403
Capital expenditures	2,390	707	1,484	1,739	6,320

Year Ended September 30, 2001
	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$128,098	$40,228	$70,104	$75,676	$314,106
Net earned revenue	91,560	28,924	56,082	59,650	236,216
Operating income	9,766	3,364	95	4,674	17,899
Depreciation and amortization	3,554	1,116	1,945	2,100	8,715
Total assets	52,610	16,522	28,792	31,080	129,004
Capital expenditures	6,023	1,891	3,296	3,558	14,768

Year Ended September 30, 2000
	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$106,580	$34,162	$69,026	$52,757	$262,525
Net earned revenue	77,183	24,257	53,620	41,770	196,830
Operating income (loss)	8,551	3,507	(894)	1,918	13,082
Depreciation and amortization	3,214	1,030	2,081	1,591	7,916
Total assets	48,842	15,655	31,632	24,177	120,306
Capital expenditures	6,402	2,052	4,146	3,169	15,769

14.	Allowance for Doubtful Accounts and Estimatable Unbillable Amounts

The activity in the allowance for doubtful and estimatable unbillable amounts were as follows (dollars in thousands):

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS	BALANCE AT END OF YEAR
YEAR ENDED SEPTEMBER 30, 2002
Allowance for doubtful accounts	$2,207	$351	$(1,204)	$1,354
Allowance for estimatable unbillable amounts	611	0	(611)	0

	$2,818	$351	$(1,815)	$1,354

YEAR ENDED SEPTEMBER 30, 2001
Allowance for doubtful accounts	$2,296	$411	$(500)	$2,207
Allowance for estimatable unbillable amounts	611	0	0	611

	$2,907	$411	$(500)	$2,818

YEAR ENDED SEPTEMBER 30, 2000
Allowance for doubtful accounts	$4,952	$294	$(2,950)	$2,296
Allowance for estimatable unbillable amounts	611	0	0	611

	$5,563	$294	$(2,950)	$2,907

15. Quarterly Financial Data (Unaudited)

	2002				2001
	9/30	6/30	3/31	12/31	9/30	6/30	3/31	12/31
	(dollars in thousands)
Operating Data:
Engineering fees	$89,868	$86,419	$84,620	$83,554	$86,482	$83,494	$78,514	$65,616
Net earned revenues	67,970	68,374	66,650	63,332	64,064	62,707	59,917	49,528
Net income	2,978	3,920	3,436	3,074	4,148	3,250	3,791	1,346

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated by reference from the Proxy Statement for the 2003 Annual Meeting of Shareholders to be held January 31, 2003, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION

        Incorporated by reference from the Proxy Statement for the 2003 Annual Meeting of Shareholders to be held January 31, 2003, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated by reference from the Proxy Statement for the 2003 Annual Meeting of Shareholders to be held January 31, 2003, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference from the Proxy Statement for the 2003 Annual Meeting of Shareholders to be held January 31, 2003, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 14.     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

John B. Zumwalt, III, our Chief Executive Officer, and Richard A. Wickett, our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934, as mentioned ("the Exchange Act"), within 90 days of the date of this report and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and regulations.

Changes in internal controls:

No significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses, were made as a result of the evaluation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following is a list of financial information filed as a part of this Report:

(1)	Consolidated Financial Statements - The following financial statements of The PBSJ Corporation and its subsidiaries are contained in Item 8 of this Form 10-K:

1.	Report of PricewaterhouseCoopers LLP, Independent Certified Public Accountants.

2.	Consolidated Balance Sheets at September 30, 2002 and 2001.

3.	Consolidated Statements of Operations for each of the three years in the period ended September 30, 2002.

4.	Consolidated Statement of Stockholders’ Equity at September 30, 2002, 2001 and 2000.

5.	Consolidated Statement of Cash Flows for each of the three years in the period ended September 30, 2002.

6.	Notes to Consolidated Financial Statements.

(2)    Financial Statement Schedules - The financial statement schedule information is included as part of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

(3)    Exhibits including those incorporated by reference:

Exhibit Number		Description

3.1	–	Articles of Incorporation, as amended (*)

3.2	–	Amended and Restated Bylaws (*)

4.1	–	Form of Specimen Stock Certificate (*)

10.1	–	The PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust, amended and restated, dated February 22, 2002. (**) (****)

10.1a	–
Promissory Note previously filed as Exhibit 10.1 in Form 10Q dated May 15, 2001; Promissory note, dated March 19, 2001, between Suntrust Bank, a Georgia corporation, and Post, Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary

10.2	–	Supplemental Income Plan effective as of January 12, 1988 (*)

10.2a	–
Mortgage Security Agreement previously filed as Exhibit 10.2 in Form 10Q dated May 15, 2001; Agreement, dated March 19, 2001, between Suntrust Bank, a Georgia corporation, and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary.

10.3	–
Consulting/Supplemental Retirement/Death Benefits Agreement, dated November 6, 1987, between the Registrant and H. Michael Dye, as amended on October 16, 1989, March 1, 1993, February 6, 1995, May 19, 1998 and November 22, 1999 (*)

10.3a	–
ISDA Master Agreement previously filed as Exhibit 10.3 in Form 10Q dated May 15, 2001; Agreement, dated March 8, 2001, between Suntrust Bank and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary.

10.4	–	Supplemental Retirement/Death Benefits Agreement, dated December 17, 1987, between the Registrant and Robert J. Paulsen (*)

10.4a	–
Schedule to the ISDA Master Agreement previously filed as Exhibit 10.4 in Form 10Q dated May 15, 2001; Agreement, dated March 8, 2001, between Suntrust Bank and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary.

10.5	–	Supplemental Income Agreement, dated as of July 29, 1996, between the Registrant and Robert J. Paulsen (*)

10.5a	–
Confirmation of Interest Rate Transaction previously filed as Exhibit 10.5 in Form 10Q dated May 15, 2001; Confirmation, dated March 9, 2001, between Suntrust Bank and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary.

10.6	–	Employment/Retirement Benefits Agreement, dated February 15, 1999, between the

Exhibit Number		Description

Registrant and William W. Randolph (*)

10.7	–	Supplemental Retirement/Death Benefits Agreement, dated December 17, 1987, between the Registrant and Richard A. Wickett, as amended on April 27, 1989, May 19, 1998 and November 22, 1999 (*)

10.8	–	Supplemental Retirement/Death Benefits Agreement dated December 17, 1987, between the Registrant and John B. Zumwalt, III, as amended on May 19, 1998 and November 22, 1999 (*)

10.9	–	Agreement, dated as of April 1, 1993, between the Registrant and John B. Zumwalt, III (*)

10.10	–	Split-Dollar Life Insurance Agreement dated February 1, 1999, by and between The Randolph Insurance Trust and the Registrant (*)

10.11	–
Credit Agreement, dated as of June 28, 1996, by and among Nationsbank, N.A., Suntrust Bank, Miami, N.A., Post, Buckley, Schuh and Jernigan, Inc., The PBSJ Corporation, and the subsidiaries named therein, as amended on July 3, 1997, June 30, 1999 and June 30, 2002. (*) (****)

10.12	–
Lease Agreement, dated as of March 25, 1998, by and between Post, Buckley, Schuh & Jernigan, Inc. and Highwoods/Florida Holdings L.P. as successor in interest to Cypress-Tampa II L.P., as amended on May 26, 1998, December 26, 1998, November 29, 1999 and March 1, 2000 (*)

10.13	–	Lease Agreement, dated as of November 23, 1999, by and between Post, Buckley, Schuh & Jernigan, Inc. and 1560 N. Orange Ltd. (*)

10.14	–	The PBSJ Corporation Stock Ownership Plan (**)

21	–	Subsidiaries (*)

27.1	–	Financial Data Schedule - September 30, 2000 (***)

99.1	–	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*****)

99.2	–	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*****)

(*)	Previously filed with the Registration Statement on Form 10 filed with the Commission on June 27, 2000.

(**)	Previously filed with the Amended Registration Statement on Form 10-A filed with the Commission on September 26, 2000.

(***)	Filed herewith.

(****)	Previously filed with the Form 10-Q filed with the Commission on August 14, 2002.

(*****)	Filed herewith.

(b)	Reports on Form 8-K:

Report filed on Form 8-K for February 14, 2002-

Item 5, Other events: On January 18, 2002, at the Company’s annual stockholders’ meeting, the Company’s nominated Board of Directors was officially approved for 2002. The new Chairman for 2002 is Mr. Richard A. Wickett, the Company’s current Chief Financial Officer and Treasurer. During 2001, Mr. Wickett held the positions of Vice Chairman, Chief Financial Officer, Treasurer and Senior Vice President. The Company’s new Vice Chairman for 2002 is Mr. John B. Zumwalt, the Company’s current President and Chief Executive Officer. During 2001, Mr. Zumwalt held the positions of President and Chief Operating Officer. The Company’s Chairman and Chief Executive Officer during 2001, Mr. H. Michael Dye, will remain on the Board of Directors serving as a Vice President as he enters into retirement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The PBSJ Corporation

Date: December 19, 2002	By:	/s/ John B. Zumwalt, III
John B. Zumwalt, III Vice Chairman and Chief Executive Officer (Principal Executive Officer)

Date: December 19, 2002	By:	/s/ Richard A. Wickett
Richard A. Wickett Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, John B. Zumwalt, III, certify that:

1. I have reviewed this annual report on Form 10-K of The PBSJ Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002

By:	/s/ John B. Zumwalt, III
John B. Zumwalt, III
Vice Chairman and
Chief Executive Officer
(Principal Executive Officer)

I, Richard A. Wickett, certify that:

1. I have reviewed this annual report on Form 10-K of The PBSJ Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002

By:	/s/ Richard A. Wickett
Richard A. Wickett
Chairman and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officers of The PBSJ Corporation hereby constitute and appoint John B. Zumwalt, III and Richard A. Wickett and each of them with full power to act without the other and with the power of substitution, our attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below this Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 19, 2002.

Signature	Capacity	Date

/s/Richard A. Wickett Richard A. Wickett	Chairman, Chief Financial Officer and Treasurer	December 19, 2002

/s/John B. Zumwalt, III John B. Zumwalt, III	Vice Chairman, President and Chief Executive Officer	December 19, 2002

/s/Robert J. Paulsen Robert J. Paulsen	Executive Vice President and Secretary	December 19, 2002

/s/Todd J. Kenner Todd J. Kenner	Vice President	December 19, 2002

/s/John S. Shearer John S. Shearer	Vice President	December 19, 2002

/s/H. Michael Dye H. Michael Dye	Vice President	December 19, 2002

Exhibit Index

Exhibit Description

Exhibit Number

99.1 –	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (****)

99.2 –	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (****)