Form 10-Q
period 2002-12-31
PBSJ CORP /FL/
filed 2003-02-14
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 12(g) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-30911

THE PBSJ CORPORATION

(Exact name of registrant as specified in its charter)

FLORIDA	59-1494168
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2001 N.W. 107th AVENUE

MIAMI, FLORIDA 33172-2507

(Address of principal executive offices)

(305) 592-7275

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12(g) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒     NO ☐

As of January 31, 2003 there were 7,953,675 shares of Common Stock, $.00067 par value per share, outstanding.

THE PBSJ CORPORATION

FORM 10-Q

DECEMBER 31, 2002

PART I

Item 1.     Financial Statements

	THE PBSJ CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
	December 31, 2002	September 30, 2002
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,573	$2,967
Marketable securities	471	432
Accounts receivable, net	39,723	45,275
Unbilled fees, net	31,619	30,149
Other current assets	6,889	4,826

Total current assets	83,275	83,649

Property and equipment, net	33,057	32,601
Cash surrender value of life insurance	6,761	6,622
Deferred income taxes	7,087	6,141
Other assets	8,576	7,390

Total assets	$138,756	$136,403

Liabilities and Stockholder’s Equity
Current Liabilities:
Accounts payable and accrued expenses	22,186	24,793
Current portion of long-term debt	1,015	991
Accrued vacation	5,298	6,565
Deferred income taxes	15,761	13,652

Total current liabilities	44,260	46,001

Long-term debt, less current portion	28,039	20,996
Deferred compensation	6,109	5,932
Other liabilities	5,137	4,727

Total liabilities	83,545	77,656

Stockholders’ Equity:
Redeemable common stock, par value $0.00067, 15,000,000 shares authorized, 7,994,408 and 8,346,524 shares issued and outstanding at December 31, 2002 and September 30, 2002, respectively. Redeemable common stock had a redemption value of $142,300 and $118,521 at December 31, 2002 and September 30, 2002, respectively.	5	6
Retained earnings	57,521	60,981
Accumulated other comprehensive loss	(456)	(501)
Unearned compensation	(1,859)	(1,739)

Total stockholders’ equity	55,211	58,747

Total liabilities and stockholders’ equity	$138,756	$136,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

	THE PBSJ CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands)
	Three months ended December 31,
	2002	2001
	(Unaudited)
STATEMENTS OF OPERATIONS DATA:
Earned revenue:
Engineering fees	$85,084	$83,554
Direct expenses	18,683	20,222

Net earned revenue	66,401	63,332

Costs and expenses:
Direct salaries	23,842	22,898
General and administrative expenses	38,344	35,782

Total costs and expenses	62,186	58,680

Operating income	4,215	4,652

Other income (expenses):
Interest expense	(259)	(242)
Other, net	235	196

Total other expenses	(24)	(46)

Income before income taxes	4,191	4,606

Provision for income taxes	1,425	1,532

Net income	$2,766	$3,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

	THE PBSJ CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, except per share data)
	Three months ended December 31,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net income	$2,766	$3,074
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Other	(47)	—
Depreciation and amortization	2,074	2,400
Provision for bad debt and unbillable amounts	72	109
Provision for deferred income taxes	1,000	—
Provision for deferred compensation	294	165
Change in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	5,903	1,826
(Increase) decrease in unbilled fees	(1,408)	879
Increase in other current assets	(2,039)	(1,104)
Increase in other assets	(15)	(308)
Decrease in accounts payable and accrued expenses	(5,954)	(9,631)
Decrease in accrued vacation	(1,311)	(850)
Increase (decrease) in other liabilities	406	(37)

Net cash provided by (used in) operating activities	1,741	(3,477)

Cash flows from investing activities:
Investment in life insurance policies	(91)	(141)
Acquisitions, net of cash acquired	(1,331)	—
Sale of property and equipment	15	138
Purchase of property and equipment	(2,514)	(1,787)

Net cash used in investing activities	(3,921)	(1,790)

Cash flows from financing activities:
Decrease in bank overdraft	—	(1,773)
Borrowings under line of credit	40,993	54,518
Principal payments under line of credit	(33,412)	(36,639)
Principal payments under notes and mortgage payable	(514)	(477)
Proceeds from sale of common stock	3,183	2,568
Purchase of common stock	(6,464)	(10,288)

Net cash provided by financing activities:	3,786	7,909

Net increase in cash and cash equivalents	1,606	2,642

Cash and cash equivalents at beginning of year	2,967	—

Cash and cash equivalents at end of year	$4,573	$2,642

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the interim period contain all adjustments necessary to present fairly the financial position of The PBSJ Corporation as of December 31, 2002 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated balance sheet as of September 30, 2002 was derived from the Company’s audited financial statements included in the Company’s Form 10-K for the year ended September 30, 2002. The accompanying financial statements should be read in conjunction with the Company’s Form 10-K for the year ended September 30, 2002. The results of operations for the three-month period ended December 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

Basic and Diluted Earnings Per Share

Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, does not require presentation of earnings per share (“EPS”) for entities not currently selling their securities in a public market or planning to sell their securities in a public market in the future. Since the Company’s securities are not currently publicly traded or in the process of being registered for public trading in the future, no presentation has been made.

Revenue Recognition

In the course of providing its services, the Company routinely incurs direct expenses such as sub-contracts for services. In addition, the Company also includes pass-through costs on cost-plus contracts which are customer-reimbursable materials, equipment, and sub-contractor costs when the Company determines that it is responsible for engineering specification, procurement and management of such cost components on behalf of the customer. These direct expenses are principally passed through to the Company’s clients with minimal or no mark-up and, in accordance with industry practice, are included in the Company’s gross revenues. Accordingly, the Company also reports net earned revenue, which is gross revenue less direct expenses. For cost-plus and time and material contracts, the Company reports fees earned based on actual labor multiplied by contractual rates or multipliers. For fixed price contracts, the Company reports fees earned on the percentage of completion basis, which includes revenue on the basis of costs incurred to date as a percentage of the total estimated costs.

Anticipated losses are recognized in total in the period in which they become determinable. Accounts receivable is presented net of an allowance for doubtful accounts of $1.3 million and $1.4 million at

December 31, 2002 and September 30, 2002, respectively. Unbilled fees are presented net of an allowance for estimated unbillable amounts of $0 at December 31, 2002 and September 30, 2002.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS No. 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 will also require recognized intangible assets be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the Standard until its life is determined to no longer be indefinite. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, while the provisions of SFAS No. 142 are effective for the three-month period ending December 31, 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for the three-month period ending December 31, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Company’s adoption of SFAS No. 144 did not have a material effect on the Company’s results of operations, cash flows or financial position.

Capital Structure

The Company has authorized 15,000,000 shares of common stock (par value $.00067).

The by-laws of the Company require the Company to redeem, at fair market value, common stock held by shareholders who terminate employment with the Company. Other than agreements with certain retired Directors as noted in the Proxy, as of December 31, 2002 and September 30, 2002, there is no outstanding redeemable common stock relating to employees no longer employed by the Company. The redemption value of all outstanding shares was $142.3 million and $118.5 million at December 31, 2002 and September 30, 2002, respectively.

2. Contingencies:

The Company is involved in legal actions arising in the ordinary course of business. The Company maintains a full range of insurance coverage, including worker’s compensation, general and professional liability (including pollution liability) and property coverage. The Company’s insurance policies may offset the amount of loss exposure from legal actions.

As of December 31, 2002, there were approximately 27 cases pending against the Company, where plaintiffs allege damages resulting from the Company’s engineering services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract.

As of December 31, 2002, the Company had a reserve of approximately $4.3 million for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable. The Company expects to pay these liabilities over the next one to three years. Management is of the opinion that the liabilities ultimately resulting from such existing and other pending proceedings, lawsuits and claims should not materially affect the Company’s financial position, results of operations or cash flows.

3. Income Taxes:

The provision for income taxes for the three-month periods ended December 31, 2002 and 2001 was 34.0% and 33.3%, respectively. The Company’s effective income tax rate is lower than the marginal federal rate primarily as a result of the Company’s ability to utilize research and development tax credits.

4. Segment Reporting:

Financial information relating to the Company’s operations by service is as follows (dollars in thousands):

Three Months Ended December 31, 2002
	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$34,815	$12,335	$14,200	$23,734	$85,084
Net earned revenue	26,923	9,097	12,119	18,262	66,401
Operating income (loss)	2,201	846	(72)	1,240	4,215
Depreciation and amortization	743	169	540	622	2,074
Total assets	56,777	20,116	23,158	38,705	138,756
Capital expenditures	954	322	520	718	2,514
Three Months Ended December 31, 2001
	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$34,661	$10,820	$17,017	$21,056	$83,554
Net earned revenue	24,869	8,008	13,283	17,172	63,332
Operating income (loss)	2,395	802	(269)	1,724	4,652
Depreciation and amortization	996	311	488	605	2,400
Total assets	53,889	16,823	26,457	32,737	129,906
Capital expenditures	742	231	364	450	1,787

5. Long-Term Debt (dollars in thousands):

	December 31, 2002	September 30, 2002
Line of credit unused availability of $20,359, and $27,940 at December 31, 2002 and September 30, 2002, respectively.	$19,641	$12,060
Mortgage note payable due in monthly installments starting on April 16, 2001, with interest, collateralized by real property; unpaid principal due March 16, 2011. Interest at LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. (2.03% and 2.46% at December 31, 2002 and September 30, 2002, respectively).	8,562	8,645
Note payable to J. Powell & Associates, Inc. due in three annual installments of $333 with interest of 7.12% through October 17, 2003.	334	667
Capital lease of equipment, interest accrues at 8.3%, collateralized by certain equipment, due in monthly payments of principal and interest of $36.	517	615

	29,054	21,987
Less current portion	1,015	991

Long-term debt	$28,039	$20,996

The Company has a $40 million line of credit agreement with a bank. The expiration date on the line of credit is June 30, 2005. The interest rate (1.88% and 2.31% at December 31, 2002 and September 30, 2002, respectively) ranges from LIBOR plus 50 basis points to prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios.

6. Comprehensive Income:

	Three months ended December 30,
	2002	2001
	(dollars in thousands)
Net income	$2,766	$3,074
Other comprehensive income, net of tax	45	95

Comprehensive income	$2,811	$3,169

Other comprehensive income is comprised of unrealized gains and losses on marketable securities and changes in the value of the derivative financial instrument.

7. Goodwill:

During the first quarter of fiscal year 2003, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually. In connection with the adoption of SFAS No. 142, the Company expects that it will no longer record approximately $0.5 million annually of amortization relating to its existing goodwill. The required initial assessment was completed at December 31, 2002 and no impairment was determined. The following table sets forth a reconciliation of net income for the three months ended December 31, 2002 and 2001, adjusted for the non-amortization provisions of SFAS No. 142:

	Three months ended December 31,
	2002	2001
	(dollars in thousands)
Net Income	$2,766	$3,074
Add: Goodwill amortization, net of tax	—	83

Adjusted net income	$2,766	$3,157

8. Acquisition:

The Company acquired the stock of Durham Technologies, Inc. (“DTI”) on December 1, 2002 for $1.3 million, net of cash acquired. The acquisition of DTI contributes to the Company’s goal of enhancing its presence in the growing Emergency Management Services market. DTI’s area of specialty includes risk management and risk assessment for public sector clients, primarily Federal. The acquisition is accounted for using the purchase method of accounting, and, accordingly, the respective purchase price has been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date, which is December 1, 2002. The allocations of the purchase price resulted in assets of $1.7 million, including goodwill of $1.2 million, and liabilities of $400,000. The results of operations are included from the respective date of acquisition.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase an understanding of, and should be read in conjunction with, the consolidated financial statements and accompanying notes. As you read this section, you should also refer to the Company’s Annual Report filed on Form 10-K for the fiscal year ended September 30, 2002.

This Form 10-Q for the first quarter ended December 31, 2002 contains “forward-looking statements” within the meaning of the securities laws that involve risks and uncertainties. These statements contain or express our intentions, beliefs, expectations, strategies or predictions for the future. Although the Company’s management believes that its expectations are reasonable and are based on reasonable assumptions, theses assumptions are subject to a wide range of business risks and uncertainties, explained in detail in the Company’s Form 10 Registration Statement and Form 10-K, that may cause actual results, performance or achievements to differ materially from those stated or implied by these forward-looking statements. We do not intend nor assume any obligation to update any forward-looking statements.

Results of Operations

The following table sets forth the percentage of net earned revenue represented by the items in our consolidated statements of operations:

	Three months ended December 31,
	2002	2001
Engineering fees	128.1%	131.9%
Direct expenses	28.1	31.9

Net earned revenue	100.0	100.0
Costs and expenses:
Direct salaries	35.9	36.1
General and administrative expenses	57.8	56.5

Operating income	6.3	7.4
Interest expense	(.4)	(.4)
Other, net	.4	.3

Income before income taxes	6.3	7.3
Provision for income taxes	2.1	2.4

Net income	4.2%	4.9%

A summary of operating results is as follows for each of the three months ended December 31 (dollars in thousands):

	2002	2001
Engineering fees	$85,084	$83,554
Direct expenses	18,683	20,222

Net earned revenue	66,401	63,332

Costs and expenses	62,186	58,680

Operating income	4,215	4,652

Other expenses	24	46
Provision for income taxes	1,425	1,532

Net income	$2,766	$3,074

Segment Results of Operations

Our businesses are reported as four segments, reflecting our management methodology and structure. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements. We evaluate performance based on operating profit of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for the three months ended December 31, 2002 as compared to 2001.

Transportation

	2002	% Change	2001
	(dollars in thousands)
Engineering fees	$34,815	0.4%	$34,661

Direct expenses	7,892	(19.4)	9,792

Net earned revenue	26,923	8.3	24,869

Costs and expenses	24,722	10.0	22,474

Operating income	$2,201	(8.1)%	$2,395

Engineering fees of $34.8 million for the three-month period ended December 31, 2002 increased 0.4%, as compared to the same period in 2001. As a result of softness in some of the regional markets and funding issues at the state level, this segment did not experience the same growth in revenue during the three-month period ended December 31, 2002 as it had in prior periods.

Reported net earned revenue was $26.9 million during the three-month period ended December 31, 2002 as compared to $24.9 million for the same period in 2001, representing an increase of 8.3%. This increase was largely related to the decreased use of sub-consultants as a result of additional hiring of personnel and a reduction in employee turnover. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and sub-contractor expenses. Direct expenses were $7.9 million during the three-month period ended December 31, 2002 as compared to $9.8 million for the same period in 2001, representing a decrease of 19.4%. Direct expenses, as a percentage of net earned revenue, was 29.3% for the three-month period ended December 31, 2002 as compared to 39.4% for the same period in 2001.

Reported operating income was $2.2 million for the three-month period ended December 31, 2002 as compared to $2.4 million for the same period in 2001, representing a decrease of 8.1%. Operating income, as a percentage of net earned revenue, was 8.2% for the three-month period ended December 31, 2002 as compared to 9.6% for the same period in 2001. The decrease in operating income and operating income, as a percentage of net earned revenue, is due to higher increases in costs and expenses, combined with minimal growth in engineering fees. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries, as a percentage of net earned revenue, increased from 36.0% for the three-month period ended December 31, 2001 to 36.4% for the same period in 2002, as a result of a reduction in the use of sub-consultants and additional staff hired to support our internal growth. General and administrative expenses, as a percentage of net earned revenue, increased from 54.3% for the three-month period ended December 31, 2001 to 55.4% for the same period in 2002, primarily due to a slight reduction in chargeability, annual increases in pay rates and an increase in personnel. Although direct labor charges increased during 2002, indirect labor charges increased at a greater proportion, thereby contributing to a smaller operating profit for the three-month period ended December 31, 2002, as compared to the same period in 2001.

Civil Engineering

	2002	% Change	2001
	(dollars in thousands)
Engineering fees	$14,200	(16.6)%	$17,017
Direct expenses	2,081	(44.3)	3,734
Net earned revenue	12,119	(8.8)	13,283
Costs and expenses	12,191	(10.0)	13,552
Operating loss	($72)	(73.2)%	($269)

Engineering fees of $14.2 million for the three-month period ended December 31, 2002 decreased 16.6% as compared to the same period in 2001. Civil engineering clients are largely private sector clients. Therefore, they tend to be affected by the fluctuations in the economy more than the public sector clients associated with our other segments.

Reported net earned revenue was $12.1 million for the three-month period ended December 31, 2002 as compared to $13.3 million for the same period in 2001, representing a decrease of 8.8%. Net earned revenue decreased at a smaller rate than engineering fees as a result of the reduction in direct expenses, specifically the use of sub-consultants. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and sub-contractor expenses. Direct expenses were $2.1 million during the three-month period ended December 31, 2002 as compared to $3.7 million for the same period in 2001, representing a decrease of 44.3%. Direct expenses, as a percentage of net earned revenue, decreased from 28.1% for the three-month period ended December 31, 2001 to 17.2% for the same period in 2002. The decrease in direct expenses and direct expenses, as a percentage of net earned revenue, is due to the decreased use of sub-consultants, as a result of the slowdown in the economy.

Reported operating loss was $72,000 for the three-month period ended December 31, 2002 as compared to an operating loss of $269,000 for the same period in 2001, representing a reduction in the loss of 73.2%. Operating loss, as a percentage of net earned revenue, was 0.6% for the three months ended December 31, 2002 as compared to 2.0% for the same period in 2001. The reduction of the operating loss and operating loss, as a percentage of net earned revenue, is due to costs and expenses declining at a greater rate than net earned revenue. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries, as a percentage of net earned revenue, decreased from 36.2% for the three-month period ended December 31, 2001 to 35.8% for the same period in 2002, as a result of direct labor personnel cut-backs made in this segment. General and administrative expenses, as a percentage of net earned revenue, fell from 65.9% for the three-month period ended December 31, 2001 to 64.7% for the same period in 2001. The reduction in general and administrative expenses, and general and administrative expenses, as a percentage of net earned revenue, is directly related to the cut-backs made in direct labor personnel. Some areas affected by this include medical costs, payroll taxes, vacation accruals and corporate allocations.

Environmental

	2002	% Change	2001
	(dollars in thousands)
Engineering fees	$23,734	12.7%	$21,056
Direct expenses	5,472	40.9	3,884
Net earned revenue	18,262	6.3	17,172
Costs and expenses	17,022	10.2	15,448
Operating income	$1,240	(28.1)%	$1,724

Engineering fees of $23.7 million for the three-month period ended December 31, 2002 increased 12.7% as compared to the same period in 2001. Higher volumes from continued strength in the environmental services market and engineering fees from new projects were the primary contributors.

Reported net earned revenue was $18.3 million for the three-month period ended December 31, 2002 as compared to $ 17.2 million for the same period in 2001, representing an increase of 6.3%. Net earned revenue increased at a smaller percentage than engineering fees due to a 40.9% increase in direct expenses for the three-month period ended December 31, 2002, as compared to the same period in 2001. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and sub-contractor expenses. Direct expenses were $5.5 million during the three-month period ended December 31, 2002 as compared to $3.9 million for the same period in 2001. Direct expenses, as a percentage of net earned revenue was 30.0% for the three-month period ended December 31, 2002 as compared to 22.6% for the same period in 2001. The increase in direct expenses and direct expenses, as a percentage of net earned revenue, is due primarily to a video inspection sub-consultant hired to assist with a large job in California, combined with the increased use of sub-consultants in other states to accommodate the internal growth in engineering fees nationwide.

Reported operating income was $1.2 million for the three-month period ended December 31, 2002 as compared to $1.7 million for the same period in 2001, representing a decrease of 28.1%. Operating income as a percentage of net earned revenue was 6.8% for the three-month period ended December 31, 2002 as compared to 10.0% for the same period in 2001. The decrease in operating income and operating income, as a percentage of net earned revenue, is primarily due to a reduction in chargeability during the three-month period ended December 31, 2002, as compared to the same period in 2001. A reduction in chargeability reduces the number of hours that are chargeable to clients, thereby decreasing the potential revenue associated with those hours. At the same time, an increase in non-chargeable hours will increase indirect labor costs, thereby increasing general and administrative costs. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries, as a percentage of net earned revenue, decreased from 33.9% for the three-month period ended December 31, 2001 to 33.3% for the same period in 2002. General and administrative expenses, as a percentage of net earned revenue, increased from 56.0% for the three-month period ended December 31, 2001 to 59.9% for the same period in 2002.

Construction Management

	2002	% Change	2001
	(dollars in thousands)

Engineering fees	$12,335	14.0%	$10,820

Direct expenses	3,238	15.1	2,812

Net earned revenue	9,097	13.6	8,008

Costs and expenses	8,251	14.5	7,206

Operating income	$846	5.4%	$802

Engineering fees of $12.3 million for the three-month period ended December 31, 2002 increased 14.0% as compared to the same period in 2001. Higher volumes from renewed strength in the construction services market and engineering fees from new projects were the primary reasons for the increase during 2002.

Reported net earned revenue was $9.1 million for the three-month period ended December 31, 2002 as compared to $8.0 million for the same period in 2001, representing an increase of 13.6%. Net earned revenue increased at a slightly lower percentage than engineering fees as a result of increase in direct expenses. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and sub-contractor expenses. Direct expenses were $3.2 million during the three-month period ended December 31, 2002 as compared to $2.8 million for the same period in 2001, representing an increase of 15.1%. Direct expenses, as a percentage of net earned revenue, increased from 35.1% for the three-month period ended December 31, 2001 to 35.6% for the same period in 2002. The increase in direct expenses, as a percentage of net earned revenue, is due to the increased use of sub-consultants.

Reported operating income was $846,000 for the three-month period ended December 31, 2002 as compared to $802,000 for the same period in 2001, representing a 5.4% increase. Operating income, as a percentage of net earned revenue was 9.3% for the three-month period ended December 31, 2002 as compared to 10.0% for the same period in 2001. The nominal increase in operating income is due to the increase in net earned revenue being offset by the increase in costs and expenses, as a result of reduced chargeability. A reduction in chargeability reduces the number of hours that are chargeable to clients, thereby decreasing the potential revenue associated with those hours. At the same time, an increase in non-chargeable hours will increase indirect labor costs, thereby increasing general and administrative costs. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries, as a percentage of net earned revenue, decreased from 41.3% for the three-month period ended December 31, 2001 to 39.7% for the same period in 2002. General and administrative expenses, as a percentage of net earned revenue, increased from 48.7% for the three-month period ended December 31, 2001 to 51.0% for the same period in 2002. The increase in general and administrative expenses, and general and administrative expenses, as a percentage of net earned revenue, was due primarily to reduced chargeability, combined with increases in pay rates.

Consolidated Results

Other income (expenses):

Other income and expenses primarily consists of interest and dividend income and interest expense. Total other expenses were $24,000 and $46,000 for the three-month periods ended December 31, 2002 and 2001, respectively. This decrease is due to an increase in interest expense, offset by an increase in other income. Interest expense increased as a result of higher average debt balances offset by lower average interest rates.

Net Income:

Net income was $2.8 million and $3.1 million for the three-month periods ended December 31, 2002 and 2001, respectively. The percentage of net income to net earned revenue decreased from 4.9% for the three-month period ended December 31, 2001 to 4.2% for the three-month period ended December 31, 2002. The decrease in 2002 was a result of reduced chargeability. A reduction in chargeability reduces the number of hours that are chargeable to clients, thereby decreasing the potential revenue associated with those hours. At the same time, an increase in non-chargeable hours will increase indirect labor costs, thereby increasing general and administrative costs. General and administrative costs also increased due to annual increases in pay rates and increased personnel.

Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash provided by operating activities totaled $1.7 million for the three months ended December 31, 2002 as compared to net cash used in operating activities of $3.5 million for the same period in 2001. This change is primarily a result of the decrease in accounts receivable and the increase in unbilled fees, combined with a smaller reduction in accounts payable at December 31, 2002 as compared to December 31, 2001. Fluctuations in accounts payable are related to direct expenses, where the timing of payment to subcontractors is directly related to the collection of related receivables. Net income decreased 10.0%, from $3.1 million for the three-month period ended December 31, 2001 to $2.8 million for the same period in 2002. This decrease was primarily a result of a reduction in chargeability, as stated above.

Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not previously paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock in the foreseeable future. All earnings are retained for investment in our business.

Approximately 90% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contract. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. The unbilled fees account increased $1.5 million, from $30.1 million at September 30, 2002 to $31.6 million at December 31, 2002. The number of days outstanding for unbilled fees was 34 days and 32 days at December 31, 2002 and September 30, 2002, respectively. By comparison, according to PSMJ Resources, Inc., the average days outstanding for unbilled fees for design firms of a comparable size was 29.7 days in 2002 and 27.5 days in 2001.

The allowance for doubtful accounts decreased from $1.4 million at September 30, 2002 to $1.3 million at December 31, 2002. The number of day’s sales outstanding for accounts receivable was approximately 47 days and 49 days at December 31, 2002 and September 30, 2002, respectively. According to PSMJ Resources, Inc. the average days sales accounts receivables for design firms of comparable size to us was 66.5 days in 2002 and 69.8 days in 2001.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.9 million and $1.8 million for the three months ended December 31, 2002 and December 31, 2001, respectively. Investing activity typically consists of fixed asset purchases, such as survey equipment, computer equipment, furniture and leasehold improvements. However, on December 1, 2002, the Company acquired 100% of the stock of Durham Technologies, Inc. (“DTI”) for $1.3 million, net of cash acquired. The acquisition of DTI contributes to the Company’s goal of enhancing its presence in the growing Emergency Management Services market. DTI’s area of specialty includes risk management and risk assessment for public sector clients, primarily Federal. The acquisition is accounted for using the purchase method of accounting, and the results of operations are included from the respective date of acquisition.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2002 was $3.8 million, as compared to $7.9 million for the same period in 2001. The decrease in cash provided by financing activities is attributable to a decrease in the re-purchase of common stock from retired directors, combined with a decrease in the net borrowings under the line of credit.

Capital Resources

As of December 31, 2002, the Company has a $40 million revolving line of credit agreement. The revolving line of credit expires June 30, 2005. The interest rate (1.88% and 2.31% at December 31, 2002 and September 30, 2002, respectively) on the revolving line of credit ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt average ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 and 3.0. The amounts outstanding under the revolving line of credit were $19.6 million and $12.1 million as of December 31, 2002 and September 30, 2002, respectively. The increase in the line of credit was directly related to the reduction in accounts payable and the payment of employee bonuses related to fiscal year 2002.

The revolving line of credit is collateralized by substantially all of our assets.

Our capital expenditures are generally for purchases of property and equipment. The Company spent $2.5 million and $1.8 million on such expenditures for the three months ended December 31, 2002 and 2001, respectively.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We believe that our exposure to market risks is minimal. We do not hold market-risk sensitive instruments for trading purposes. We entered into one derivative financial instrument, a swap agreement, to hedge cash flows related to the LIBOR interest rate risk. Both at inception of the hedge and on an ongoing basis, we assume there is no ineffectiveness in the hedging relationship of interest rate risk involving interest-bearing debt and the interest-rate swap. The effectiveness of the hedge is evaluated on a quarterly basis. Based on a hypothetical 1% point increase in the period ending market interest rate as of December 31, 2002, the change in the fair value of this liability would be approximately $200,000. We believe this instrument will be highly effective in the hedging of cash flows. We hold no other financial instruments or derivative commodity instruments to hedge any market risk, nor do we currently plan to employ them in the near future.

The interest rate (1.88% and 2.31% at December 31, 2002 and September 30, 2002, respectively) on our revolving line of credit and term loan ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The Company mitigates interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit or term loan. As of December 31, 2002, the fair value of the debt is consistent with the outstanding principal balance.

Because the interest rates under our revolving line of credit and term loan are variable, to the extent that we have borrowings outstanding, there may be market risk relating to the amount of such borrowings, however, our exposure is minimal due to the short-term nature of these borrowings.

Item 4.     Controls and Procedures

Evaluation of disclosure controls and procedures:

John B. Zumwalt, III, our Chief Executive Officer, and Richard A. Wickett, our Chief Financial Officer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934, as mentioned (“the Exchange Act”), within 90 days of the date of this report and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission’s rules and regulations.

Changes in internal controls:

No significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses, were made as a result of the evaluation.

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

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description
3.2	Amended and Restated Bylaws dated February 1, 2003 (*)

99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The PBSJ Corporation

Dated: February 14, 2003	By	/S/ RICHARD A. WICKETT
Richard A. Wickett Chairman, Chief Financial Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ RICHARD A. WICKETT Richard A. Wickett	Chairman, Chief Financial Officer and Treasurer	February 14, 2003

/S/ JOHN B. ZUMWALT, III John B. Zumwalt, III	Vice Chairman, President and Chief Executive Officer	February 14, 2003

/S/ ROBERT J. PAULSEN Robert J. Paulsen	Executive Vice President and Secretary	February 14, 2003

/S/ JOHN S. SHEARER John S. Shearer	Senior Vice President	February 14, 2003

/S/ TODD J. KENNER Todd J. Kenner	Senior Vice President	February 14, 2003

/S/ H. MICHAEL DYE H. Michael Dye	Vice President	February 14, 2003

CERTIFICATIONS

I, John B. Zumwalt, III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The PBSJ Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

By:	/S/ JOHN B. ZUMWALT, III
John B. Zumwalt, III Vice Chairman and Chief Executive Officer

I, Richard A. Wickett, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The PBSJ Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

By:	/S/ RICHARD A. WICKETT
Richard A. Wickett Chairman and Chief Financial Officer

Exhibit Index

Exhibit Number	Description
3.2	Amended and Restated Bylaws dated February 1, 2003 (*)

99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.