Form 10-Q
period 2003-03-31
PBSJ CORP /FL/
filed 2003-05-09
CIK 1117414

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12(g) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

        As of April 30, 2003 there were 8,032,460 shares of Common Stock, $.00067 par value per share, outstanding.

                              THE PBSJ CORPORATION

                                    FORM 10-Q

                                 MARCH 31, 2003

                                TABLE OF CONTENTS

Item
Number          CAPTION                                                                               PAGE
PART I:  FINANCIAL INFORMATION

Item  1. Financial Statements                                                                            3

Item  2. Management's Discussion and Analysis of Financial Condition Results of Operations              12

Item  3. Quantitative and Qualitative Disclosures about Market Risk                                     22

Item  4. Controls and Procedures                                                                        22

PART II: OTHER INFORMATION

Item  1. Legal Proceedings                                                                              23

Item  2. Changes in Securities and Use of Proceeds                                                      23

Item  3. Defaults Upon Senior Securities                                                                23

Item  4. Submission of  Matters to a Vote of Security Holders                                           24

Item  5. Other Information                                                                              24

Item  6. Exhibits and Reports on Form 8-K                                                               25

SIGNATURES                                                                                              26

CERTIFICATIONS                                                                                          27

PART I

ITEM 1.  FINANCIAL STATEMENTS

                              THE PBSJ CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                March 31, 2003        September 30, 2002
                                                                --------------        ------------------
                                                                  (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents                                    $        2,172            $        2,967
   Marketable securities                                                   503                       432
   Accounts receivable, net                                             45,681                    45,275
   Unbilled fees, net                                                   41,721                    30,149
   Other current assets                                                 11,631                     4,826
                                                                --------------        ------------------

Total current assets                                                   101,708                    83,649

Property and equipment, net                                             32,773                    32,601
Cash surrender value of life insurance                                   7,090                     6,622
Deferred income taxes                                                    8,012                     6,141
Other assets                                                            11,312                     7,390
                                                                --------------        ------------------

Total assets                                                           160,895                   136,403
                                                                ==============        ==================

Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses                                26,659                    24,793
   Current portion of long-term debt                                     1,007                       991
   Accrued vacation                                                      6,535                     6,565
   Deferred income taxes                                                19,818                    13,652
                                                                --------------        ------------------

Total current liabilities                                               54,019                    46,001

Long-term debt, less current portion                                    38,932                    20,996
Deferred compensation                                                    6,193                     5,932
Other liabilities                                                        4,297                     4,727
                                                                --------------        ------------------

Total liabilities                                                      103,441                    77,656
                                                                --------------        ------------------

Stockholders' Equity:
   Redeemable common stock, par value $0.00067, 15,000,000
    shares authorized, 8,073,922 and 8,346,524 shares issued
    and outstanding at March 31, 2003 and September 30, 2002,
    respectively. Redeemable common stock had a redemption
    value of $143,716 and $118,521 at March 31, 2003 and
    September 30, 2002, respectively.                                        5                         6
   Retained earnings                                                    64,155                    60,981
   Accumulated other comprehensive loss                                   (407)                     (501)
   Notes receivable from stockholders                                   (4,511)                        -
   Unearned compensation                                                (1,788)                   (1,739)
                                                                --------------        ------------------

Total stockholders' equity                                              57,454                    58,747
                                                                --------------        ------------------

Total liabilities and stockholders' equity                      $      160,895            $      136,403
                                                                ==============        ==================

   The accompanying notes are an integral part of these consolidated financial statements.

                              THE PBSJ CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)

STATEMENTS OF OPERATIONS                   Three months ended March 31,                 Six months ended March 31,
DATA:                                         2003              2002                      2003               2002
                                           ----------        ----------                ----------         ----------
Earned revenue:
   Engineering fees                        $   97,365        $   84,620                $  182,449         $  168,174
   Direct expenses                             20,572            17,970                    39,255             38,192
                                           ----------        ----------                ----------         ----------
Net earned revenue                             76,793            66,650                   143,194            129,982

Costs and expenses:
   Direct salaries                             27,394            24,236                    51,236             47,134
   General and administrative expenses         41,887            37,334                    80,231             73,116
                                           ----------        ----------                ----------         ----------
Total costs and expenses                       69,281            61,570                   131,467            120,250

Operating income                                7,512             5,080                    11,727              9,732

Other income (expenses):
   Interest expense                              (256)             (300)                     (515)              (542)
   Other, net                                     182                58                       417                254
                                           ----------        ----------                ----------         ----------
Total other expenses                              (74)             (242)                      (98)              (288)

Income before income taxes                      7,438             4,838                    11,629              9,444

Provision for income taxes                      2,529             1,402                     3,954              2,934
                                           ----------        ----------                ----------         ----------

Net income                                 $    4,909        $    3,436                $    7,675         $    6,510
                                           ==========        ==========                ==========         ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                              THE PBSJ CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                             Six months ended March 31,

                                                                2003                    2002
                                                       -------------           -------------
Cash flows from operating activities:
Net income                                             $       7,675           $       6,510
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
Other                                                           (185)                   (205)
Depreciation and amortization                                  4,104                   4,793
Provision for bad debt and unbillable amounts                     26                     326
Provision for deferred income taxes                            2,017                       -
Provision for deferred compensation                              511                     293
Changes in operating assets and liabilities, net of
 acquisitions:
     Decrease in accounts receivable                             924                   3,315
     Increase in unbilled fees                               (10,774)                 (2,789)
     Increase in other current assets                         (6,773)                   (891)
     Decrease in other assets                                    172                      72
     Decrease in accounts payable and accrued
      expenses                                                (1,549)                 (8,774)
     (Decrease) increase in accrued vacation                    (110)                    143
     Decrease in other liabilities                              (414)                   (314)
                                                       -------------           -------------

     Net cash (used in) provided by operating
      activities                                              (4,376)                  2,479
                                                       -------------           -------------
Cash flows from investing activities:
     Investment in life insurance policies                      (283)                   (283)
     Acquisition of DTI, net of cash acquired                 (1,465)                      -
     Acquisition of Welker, net of cash acquired              (3,600)                      -
     Sale of property and equipment                               25                     140
     Purchase of property and equipment                       (4,197)                 (3,803)
                                                       -------------           -------------

     Net cash used in investing activities                    (9,520)                 (3,946)
                                                       -------------           -------------

Cash flows from financing activities:
     Decrease in bank overdraft                                    -                  (1,773)
     Borrowings under line of credit                          79,982                 102,933
     Principal payments under line of credit                 (61,373)                (86,711)
     Principal payments under notes and mortgage
      payable                                                   (656)                   (683)
     Proceeds from sale of common stock                        3,800                   2,749
     Purchase of common stock                                 (8,652)                (13,411)

                                                       -------------           -------------

     Net cash provided by financing activities                13,101                   3,104
                                                       -------------           -------------

Net (decrease) increase in cash and cash equivalents            (795)                  1,637

Cash and cash equivalents at beginning of year                 2,967                       -
                                                       -------------           -------------

Cash and cash equivalents at end of period             $       2,172           $       1,637
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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the interim period contain all adjustments necessary to present fairly the financial position of The PBSJ Corporation as of March 31, 2003 and the results of their operations and their cash flows for the periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated balance sheet as of September 30, 2002 was derived from the Company's audited financial statements included in the Company's Form 10-K for the year ended September 30, 2002. The accompanying financial statements should be read in conjunction with the Company's Form 10-K for the year ended September 30, 2002. The results of operations for the three and six month periods ended March 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

BASIC AND DILUTED EARNINGS PER SHARE
        Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, does not require presentation of earnings per share ("EPS") for entities not currently selling their securities in a public market or planning to sell their securities in a public market in the future. Since the Company's securities are not currently publicly traded or in the process of being registered for public trading in the future, no presentation has been made.

REVENUE RECOGNITION
        In the course of providing its services, the Company routinely incurs direct expenses such as sub-contracts for services. In addition, the Company also includes pass-through costs on cost-plus contracts which are customer-reimbursable materials, equipment and sub-contractor costs when the Company determines that it is responsible for engineering specification, procurement and management of such cost components on behalf of the customer. These direct expenses are principally passed through to the Company's clients with minimal or no mark-up and, in accordance with industry practice, are included in the Company's gross revenues. Accordingly, the Company also reports net earned revenue, which is gross revenue less direct expenses. For cost-plus and time and material contracts, the Company reports fees earned based on actual labor multiplied by contractual rates or multipliers. For fixed price contracts, the Company reports fees earned on the percentage of completion basis, which includes revenue on the basis of costs incurred to date as a percentage of the total estimated costs.

        Anticipated losses are recognized in total in the period in which they became determinable. Accounts receivable and unbilled fees are presented net of an allowance for doubtful accounts of $1.3 million and $1.4 million at March 31, 2003 and September 30, 2002, respectively.

CAPITAL STRUCTURE
        The Company has authorized 15,000,000 shares of common stock (par value $.00067).

        The by-laws of the Company require the Company to redeem, at fair market value, common stock held by shareholders who terminate employment with the Company. Other than agreements with certain retired Directors as noted in the Proxy, as of March 31, 2003 and September 30, 2002 there is no outstanding redeemable common stock relating to employees no longer employed by the Company. The redemption value of all outstanding shares was $143.7 million and $118.5 million at March 31, 2003 and September 30, 2002, respectively.

2.   CONTINGENCIES:

        The Company is involved in legal actions arising in the ordinary course of business. The Company maintains certain insurance coverage, covering worker's compensation, general and professional liability (including pollution liability) and property coverage. The Company's insurance policies may offset the amount of loss exposure from legal actions.

        As of March 31, 2003, the Company was involved in litigation where plaintiffs allege damages resulting from the Company's engineering services. The plaintiffs' allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract.

        As of March 31, 2003, the Company had a reserve of approximately $4.0 million for all potential and existing claims, lawsuits and pending proceedings that, in management's opinion, are probable. The Company expects to pay these liabilities over the next one to three years. Management is of the opinion that the liabilities ultimately resulting from such existing and other pending proceedings, lawsuits and claims should not materially affect the Company's financial position, results of operations or cash flows.

3.   INCOME TAXES:

        The provision for income taxes for the six-month periods ended March 31, 2003 and 2002 was 34.0% and 31.1%, respectively. The Company's effective income tax rate is lower than the marginal federal rate primarily as a result of the Company's ability to utilize research and development tax credits.

4.   SEGMENT REPORTING:

        Financial information relating to the Company's operations by service is as follows (dollars in thousands):

  THREE MONTHS ENDED MARCH 31, 2003

                                                TRANSPORTATION   CONSTRUCTION       CIVIL       ENVIRONMENTAL         TOTAL
  Engineering fees                              $       39,688   $     14,480   $  16,557       $      26,640    $   97,365
  Net earned revenue                                    30,779         10,638      14,392              20,984        76,793
  Operating income                                       3,470          1,305         655               2,082         7,512
  Depreciation and amortization                            727            166         515                 622         2,030
  Total assets                                          65,702         23,647      27,123              44,423       160,895
  Capital expenditures                                     634            212         350                 487         1,683

  THREE MONTHS ENDED MARCH 31, 2002

                                                TRANSPORTATION   CONSTRUCTION       CIVIL       ENVIRONMENTAL         TOTAL
  Engineering fees                              $       35,602   $     10,626   $  15,658       $      22,734    $   84,620
  Net earned revenue                                    26,451          8,019      14,033              18,147        66,650
  Operating income                                       2,371            603         238               1,868         5,080
  Depreciation and amortization                          1,007            300         443                 643         2,393
  Total assets                                          54,332         16,584      25,266              33,861       130,043
  Capital expenditures                                     847            254         375                 540         2,016

  SIX MONTHS ENDED MARCH 31, 2003

                                                TRANSPORTATION   CONSTRUCTION       CIVIL       ENVIRONMENTAL         TOTAL
  Engineering fees                              $       74,503   $     26,815   $  30,757       $      50,374    $  182,449
  Net earned revenue                                    57,702         19,735      26,511              39,246       143,194
  Operating income                                       5,671          2,151         583               3,322        11,727
  Depreciation and amortization                          1,470            335       1,055               1,244         4,104
  Total assets                                          65,702         23,647      27,123              44,423       160,895
  Capital expenditures                                   1,588            534         870               1,205         4,197

  SIX MONTHS ENDED MARCH 31, 2002

                                                TRANSPORTATION   CONSTRUCTION       CIVIL       ENVIRONMENTAL         TOTAL
  Engineering fees                              $       70,263   $     21,446   $  32,675       $      43,790    $  168,174
  Net earned revenue                                    51,320         16,027      27,316              35,319       129,982
  Operating income (loss)                                4,766          1,405         (31)              3,592         9,732
  Depreciation and amortization                          2,003            611         931               1,248         4,793
  Total assets                                          54,332         16,584      25,266              33,861       130,043
  Capital expenditures                                   1,589            485         739                 990         3,803

5.   LONG-TERM DEBT (dollars in thousands):

                                                                    MARCH 31,          SEPTEMBER 30,
                                                                      2003                 2002
                                                                  ------------         -------------
        Line of credit unused availability of $9,332
         and $27,940 at March 31, 2003 and
         September 30, 2002, respectively.                        $     30,668         $      12,060

        Mortgage note payable due in monthly installments
         with interest, collateralized by real property;
         unpaid principal due March 16, 2011. Interest at
         LIBOR plus the floating rate margin of not less
         than 65 basis points and not greater than 90
         basis points. (1.95% and 2.46% at March 31, 2003
         and September 31, 2002, respectively).                          8,519                 8,645

        Note payable to J. Powell & Associates, Inc.
         due in three annual installments of $333
         with interest of 7.12% through October 17, 2003.                  334                   667

        Capital lease of equipment, interest accrues
         at 8.3%, collateralized by certain equipment, due in
         monthly payments of principal and interest of $36.                418                   615
                                                                  ------------         -------------
                                                                        39,939                21,987
        Less current portion                                             1,007                   991
                                                                  ------------         -------------

        Long-term debt                                            $     38,932         $      20,996
                                                                  ============         =============

        On March 31, 2003, the Company had a $40 million line of credit agreement, inclusive of $3 million in letters of credit, with a bank. On May 6, 2003, this agreement was amended to increase the line of credit availability from $37 million to $55 million. All other terms of the agreement remain the same. The expiration date on the amended line of credit is June 30, 2005. The interest rate (1.80% and 2.31% at March 31, 2003 and September 30, 2002, respectively) ranges from LIBOR plus 50 basis points to prime minus 125 basis points if the Company's funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if the Company's funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios.

6.   COMPREHENSIVE INCOME:

                                  Three months ended March 31,      Six months ended March 31,
                                    2003                2002          2003             2002
                                ------------        -----------   -------------     -----------
                                    (dollars in thousands)           (dollars in thousands)
Net income                      $      4,909        $     3,436   $       7,675     $     6,510

Other comprehensive income,
 net of tax                               49                 28              94             123
                                ------------        -----------   -------------     -----------

Comprehensive income            $      4,958        $     3,464   $       7,769     $     6,633
                                ============        ===========   =============     ===========

Other comprehensive income is comprised of unrealized gains and losses on marketable securities and changes in the value of a derivative financial instrument.

7.   GOODWILL:

        During the first quarter of fiscal year 2003, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually. In connection with the adoption of SFAS No. 142, the Company expects that it will no longer record approximately $0.5 million annually of amortization relating to its existing goodwill. The required initial assessment was completed at December 31, 2002 and no impairment was determined. The following table sets forth a reconciliation of net income for the three months ended and six months ended March 31, 2003 and 2002 respectively, adjusted for the non-amortization provisions of SFAS No. 142:

                                  Three months ended March 31,      Six months ended March 31,
                                    2003               2002            2003              2002
                                ------------        -----------   -------------     -----------
                                    (dollars in thousands)           (dollars in thousands)
Net income                      $      4,909        $     3,436   $       7,675     $     6,510

Add: Goodwill amortization,
 net of tax                                -                109               -             192
                                ------------        -----------   -------------     -----------

Adjusted net income             $      4,909        $     3,545   $       7,675     $     6,702
                                ============        ===========   =============     ===========

8.   ACQUISITIONS:

        The Company acquired the stock of Durham Technologies, Inc. ("DTI") on December 1, 2002 for $1.3 million, net of cash acquired. The acquisition of DTI contributes to the Company's goal of enhancing its presence in the growing civil engineering market in the surrounding Atlanta area. DTI's area of specialty includes risk management and risk assessment for public sector clients, primarily Federal. The purchase price has been preliminarily allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $1.7 million, including approximately $1.1 million of identifiable and unidentifiable intangible assets and liabilities of $400,000. The results of operations are included from the date of acquisition.

        On March 19, 2003, the Company acquired the stock of Welker & Associates, Inc. ("Welker") for $4.0 million, comprised of $3.6 million in cash and $400,000 of the Company's common stock. The acquisition of Welker contributes to the Company's goal of enhancing its presence in the growing Atlanta market. Welker's areas of specialty include water, wastewater and stormwater management for Georgia's local governments. The purchase price has been preliminarily allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $4.7 million, including approximately $2.9 million of identifiable and unidentifiable intangible assets and liabilities of $700,000.

        The Company is in the process of reviewing the purchase price allocations of the DTI and Welker acquisitions. The allocations of the purchase price represent preliminary allocations which are subject to change upon completion of the Company's review. The pro forma impact of both of these acquisitions is not material.

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

        This Form 10-Q for the second quarter ended March 31, 2003 contains "forward-looking statements" within the meaning of the securities laws that involve risks and uncertainties. These statements contain or express our intentions, beliefs, expectations, strategies or predictions for the future. Although the Company's management believes that its expectations are reasonable and are based on reasonable assumptions, theses assumptions are subject to a wide range of business risks and uncertainties, explained in detail in the Company's Form 10 Registration Statement and Form 10-K, that may cause actual results, performance or achievements to differ materially from those stated or implied by these forward-looking statements. We do not intend nor assume any obligation to update any forward-looking statements.

RESULTS OF OPERATIONS

        The following table sets forth the percentage of net earned revenue represented by the items in our consolidated statements of operations:

                                          THREE MONTHS ENDED MARCH 31,          SIX MONTHS ENDED MARCH 31,

                                              2003            2002                 2003             2002
                                         --------------  --------------       --------------    -------------
Engineering fees                              126.8%          127.0%             127.4%            129.4%
Direct expenses                                26.8            27.0               27.4              29.4
                                         --------------  --------------       --------------    -------------
Net earned revenue                            100.0           100.0              100.0             100.0
Costs and expenses:
     Direct salaries                           35.7            36.4               35.8              36.3
     General and administrative
      expenses                                 54.5            56.0               56.0              56.2
                                         --------------  --------------       --------------    -------------
Operating income                                9.8             7.6                8.2               7.5
Interest expense                               (0.3)           (0.5)              (0.4)             (0.4)
Other, net                                      0.2             0.1                0.3               0.2
                                         --------------  --------------       --------------    -------------
Income before income taxes                      9.7             7.2                8.1               7.3
Provision for income taxes                      3.3             2.1                2.8               2.3
                                         --------------  --------------       --------------    -------------
Net income                                      6.4%            5.1%               5.3%              5.0%
                                         ==============  ==============       ==============    =============

A summary of operating results is as follows for the three and six months ended March 31 (dollars in thousands):

                                          THREE MONTHS ENDED MARCH 31,
                                          2003                 2002
                                          ------------         -------------

Engineering fees........................  $     97,365         $      84,620
Direct expenses.........................        20,572                17,970
                                          ------------         -------------

Net earned revenue......................        76,793                66,650

Costs and expenses......................        69,281                61,570
                                          ------------         -------------

Operating income........................         7,512                 5,080

Other expenses..........................            74                   242
Provision for income taxes..............         2,529                 1,402
                                          ------------         -------------

Net income..............................  $      4,909         $       3,436
                                          ============         =============

                                          SIX MONTHS ENDED MARCH 31,
                                          2003                 2002
                                          ------------         -------------

Engineering fees........................  $    182,449         $     168,174
Direct expenses.........................        39,255                38,192
                                          ------------         -------------

Net earned revenue......................       143,194               129,982

Costs and expenses......................       131,467               120,250
                                          ------------         -------------

Operating income........................        11,727                 9,732

Other expenses..........................            98                   288
Provision for income taxes..............         3,954                 2,934
                                          ------------         -------------

Net income..............................  $      7,675         $       6,510
                                          ============         =============

SEGMENT RESULTS OF OPERATIONS

        Our businesses are reported as four segments, reflecting our management methodology and structure. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements. We evaluate performance based on operating profit of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for the three and six months ended March 31, 2003 as compared to 2002.

TRANSPORTATION

                                          THREE MONTHS ENDED MARCH 31,        SIX MONTHS ENDED MARCH 31,
                                          ----------------------------------  ----------------------------------
                                             2003      % Change      2002        2003      % Change      2002
                                          ----------   ---------  ----------  ----------   ---------  ----------
                                                (dollars in thousands)               (dollars in thousands)
                                          ----------------------------------  ----------------------------------
  Engineering Fees......................  $   39,688        11.5% $   35,602  $   74,503         6.0% $   70,263

  Direct Expenses.......................       8,909        (2.7)      9,152      16,801       (11.3)     18,943

  Net Earned Revenue....................      30,779        16.4      26,451      57,702        12.4      51,320

  Costs and Expenses....................      27,309        13.4      24,080      52,031        11.8      46,554

  Operating Income......................  $    3,470        46.4% $    2,371  $    5,671        19.0% $    4,766

        Engineering fees of $39.7 million for the three-month period ended March 31, 2003 increased 11.5% as compared to $35.6 million for the same period in 2002. For the six-month period ended March 31, 2003, engineering fees were $74.5 million compared to $70.3 million in 2002, representing a 6.0% increase. Higher volumes from continued strength in the transportation services market and engineering fees from new projects were the primary contributors to this increase during 2003.

        Reported net earned revenue was $30.8 million during the three-month period ended March 31, 2003 as compared to $26.5 million for the same period in 2002, representing an increase of 16.4%. For the six-month period ended March 31, 2003, net earned revenue was $57.7 million compared to $51.3 million in 2002, representing a 12.4% increase. Net earned revenue increased at a greater percentage than engineering fees as a result of the decrease in direct expenses. Direct expenses consist of out-of-pocket expenses related to the delivery of service such as blueprints, reproductions, CADD/computer charges, and travel and sub-contractor expenses. Direct expenses were $8.9 million during the three-month period ended March 31, 2003 as compared to $9.2 million for the same period in 2002, representing a decrease of 2.7%. For the six-month period ended March 31, 2003, direct expenses were $16.8 million compared to $18.9 million in 2002, representing an 11.3% decrease. Direct expenses, as a percentage of net earned revenue, were 28.9% for the three-month period ended March 31, 2003 as compared to 34.6% for the same period in 2002. For the six-month period ended March 31, 2003, direct expenses, as a percentage of net earned revenue, were 29.1% compared to 36.9% in 2002. The decrease in direct expenses as a percentage of net earned revenue is due to the decreased use of sub-consultants as a result of additional hiring and a reduction in employee turnover.

        Reported operating income was $3.5 million for the three-month periods ended March 31, 2003 as compared to $2.4 million for the same period in 2002, representing a 46.4% increase. For the six-month period ended March 31, 2003, operating income was $5.7 million compared to $4.8 million in 2002, representing a 19.0% increase. Operating income as a percentage of net earned revenue was 11.3% for the three-month period ended March 31, 2003 as compared to 9.0% for the same period in 2002. For the six-month period ended March 31, 2003, operating income, as a percentage of net earned revenue, was 9.8% compared to 9.3% in 2002. The increase in operating income and operating income as a percentage of net earned revenue for the three-month and six-month periods ended March 31, 2003, is due to improved chargeability and improved general and administrative cost control, allowing for a reduction in total costs and expenses as a percentage of net earned revenue.

        Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased 15.5%, from $9.7 million for the three-month period ended March 31, 2002 to $11.2 million for the same period in 2003. For the six-month period ended

March 31, 2003, direct salaries increased 12.3% to $21.0 million from $18.7 million for the same period in 2002. The increase in direct salaries is directly related to the growth in net earned revenue, and results from the decreased use of sub-consultants, increased chargeability and a reduced employee turnover rate since 2002. General and administrative expenses increased 11.8%, from $14.4 million during the three-month period ended March 31, 2002 to $16.1 million for the same period in 2003. For the six-month period ended March 31, 2003, general and administrative expenses were $31.0 million, representing an 11.1% increase compared to $27.9 million for the same period in 2002. The increase in general and administrative expenses is due to annual increases in pay rates and medical plan insurance accruals, as well as an increase in personnel. However, for the three-month and six-month periods ended March 31, 2003, general and administrative expenses, as percentages of net earned revenue, decreased compared to the same periods in 2002. This decrease was primarily due to increased chargeability, allowing for slower growth in indirect labor, or non-chargeable time.

CIVIL ENGINEERING

                                          THREE MONTHS ENDED MARCH 31,        SIX MONTHS ENDED MARCH 31,
                                          ----------------------------------  -----------------------------------
                                             2003      % Change      2002        2003      % Change        2002
                                          ----------   --------   ----------  ----------   ---------    ---------
                                                (dollars in thousands)               (dollars in thousands)
  Engineering Fees......................  $   16,557       5.7%   $   15,658  $   30,757        (5.9)%  $  32,675

  Direct Expenses.......................       2,165      33.2         1,625       4,246       (20.8)       5,359

  Net Earned Revenue....................      14,392       2.6        14,033      26,511        (2.9)      27,316

  Costs and Expenses....................      13,737      (0.4)       13,795      25,928        (5.2)      27,347

  Operating Income (loss)...............  $      655     175.2%   $      238         583    (1,980.6)%        (31)

        Engineering fees of $16.6 million for the three-month period ended March 31, 2003 increased 5.7% as compared to $15.7 million for the same period in 2002. For the six-month period ended March 31, 2003, engineering fees were $30.8 million compared to $32.7 million for the same period in 2002, representing a 5.9% decrease. Although this segment experienced a loss during the first quarter of fiscal year 2003 as a result of the slowdown in the economy, several factors have contributed to a turnaround during the three-month period ended March 31, 2003, or the second quarter of fiscal year 2003. One of these factors was the acquisition of Durham Technologies, Inc. ("DTI") on December 1, 2002. DTI specializes in risk and emergency management services for public sector clients, primarily Federal. Another factor in the improvement of this segment is a profitable emergency response project involving ice storm clean up in the Eastern region of the United States. Lastly, this segment has made significant steps toward improving project and contract management.

        Reported net earned revenue was $14.4 million for the three-month period ended March 31, 2003 as compared to $14.0 million for the same period in 2002, representing an increase of 2.6%. For the six-month period ended March 31, 2003, net earned revenue decreased 2.9%, to $26.5 million, compared to $27.3 million for the same period in 2002. Fluctuations in net earned revenue are affected by the changes in direct expenses. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses were $2.2 million during the three-month period ended March 31, 2003 as compared to $1.6 million for the same period in 2002, representing an increase of 33.2%. For the six-month period ended March 31, 2003, direct expenses were $4.2 million compared to $5.4 million in 2002, representing a 20.8% decrease. Direct expenses, as a percentage of net earned revenue, increased to 15.0% for the three-month period ended March 31, 2003 from 11.6% for the same period in 2002. For the six-month period ended March 31, 2003, direct expenses, as a percentage of net earned revenue, were 16.0%, as compared to 19.6% for the same period in 2002.

        Reported operating income was $655,000 for the three-month period ended March 31, 2003 as compared to $238,000 for the same period in 2002, representing an increase of 175.2%. For the six-month period ended March 31, 2003, operating income was $583,000, as compared to an operating loss of $31,000 for the same period in 2002. Operating income as a percentage of net earned revenue was 4.6% for the three months ended March 31, 2003 as compared to 1.7% for the same period in 2002. For the six-month period ended March 31, 2003, operating income
(loss), as a percentage of net earned revenue, was 2.2% as compared to (0.1%) for the same period in 2002. The increase in operating income and operating income as a percentage of net earned revenue for the three-month and six-month periods ended March 31, 2003, is due to improved chargeability during the three-month period ended March 31, 2003, and improved general and administrative cost control, allowing for a reduction in total costs and expenses as a percentage of net earned revenue, for both the three-month and six-month periods ended March 31, 2003.

        Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries remained consistent at $5.1 million for the three-month periods ended March 31, 2003 and 2002. For the six-month period ended March 31, 2003, direct salaries decreased 4.5% to $9.4 million from $9.9 million for the same period in 2002. The decrease in direct salaries during the six-month period ended March 31, 2003 is a direct result of the slowed economy and the direct labor personnel cut-backs made in this segment. General and administrative expenses decreased both during the three-month and six-month periods ended March 31, 2003. For the three-month period ended March 31, 2003, general and administrative expenses were $8.6 million, as compared to $8.7 million for the same period in 2002. For the six-month period ended March 31, 2003, general and administrative expenses were $16.5 million, as compared to $17.4 million for the same period in 2002. The decrease in general and administrative expenses is directly related to the cut-backs made in direct labor personnel. Some areas affected by this include medical costs, payroll taxes, vacation accruals and corporate allocations.

ENVIRONMENTAL

                                          THREE MONTHS ENDED MARCH 31,        SIX MONTHS ENDED MARCH 31,
                                          ----------------------------------  ----------------------------------
                                             2003      % Change      2002        2003      % Change      2002
                                          ----------   ---------  ----------  ----------   ---------   ---------
                                                (dollars in thousands)               (dollars in thousands)
  Engineering Fees......................  $   26,640        17.2% $   22,734  $   50,374        15.0%  $  43,790

  Direct Expenses.......................       5,656        23.3       4,587      11,128        31.4       8,471

  Net Earned Revenue....................      20,984        15.6      18,147      39,246        11.1      35,319

  Costs and Expenses....................      18,902        16.1      16,279      35,924        13.2      31,727

  Operating Income......................  $    2,082        11.5% $    1,868  $    3,322        (7.5)% $   3,592

        Engineering fees of $26.6 million for the three-month period ended March 31, 2003 increased 17.2% as compared to $22.7 million for the same period in 2002. For the six-month period ended March 31, 2003, engineering fees were $50.4 million compared to $43.8 million in 2002, representing a 15.0% increase. Higher volumes from continued strength in the environmental services market and engineering fees from new projects were the primary contributors to this increase during 2003.

        Reported net earned revenue was $21.0 million during the three-month period ended March 31, 2003 as compared to $18.1 million for the same period in 2002, representing an increase of 15.6%. For the six-month period ended March 31, 2003, net earned revenue was $39.2 million compared to $35.3 million in 2002, representing an 11.1% increase. Net earned revenue increased at smaller percentages than engineering fees due to larger increases in direct expenses, specifically sub-contractor expenses. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses were $5.7 million during the three-month period ended March 31, 2003 as compared to $4.6 million for the same period in 2002, representing an increase of 23.3%. For the six-month period ended March 31, 2003, direct expenses were $11.1 million compared to $8.5 million in 2002, representing a 31.4% increase. Direct expenses, as a percentage of net earned revenue, were 27.0% for the three-month period ended March 31, 2003 as compared to 25.3% for the same period in 2002. For the six-month period ended March 31, 2003, direct expenses, as a percentage of net earned revenue, were 28.4% compared to 24.0% in 2002. The increase in direct expenses and direct expenses, as a percentage of net earned revenue, is due primarily to a video inspection sub-consultant hired to assist with a large job in California, combined with the increased use of sub-consultants in other states to accommodate the internal growth in engineering fees nationwide.

        Reported operating income was $2.1 million for the three-month period ended March 31, 2003 as compared to $1.9 million for the same period in 2002 representing an increase of 11.5%. For the six-month period ended March 31, 2003, operating income was $3.3 million, as compared to $3.6 million in 2002, representing a decrease of 7.5%. Operating income as a percentage of net earned revenue was 9.9% for the three-month period ended March 31, 2003 as compared to 10.3% for the same period in

2002. For the six-month period ended March 31, 2003, operating income, as a percentage of net earned revenue, was 8.5% compared to 10.2% in 2002. The decrease in operating income and operating income, as a percentage of net earned revenue, is primarily due to a reduction in chargeability. A reduction in chargeability reduces the number of hours that are chargeable to clients, thereby decreasing the potential revenue associated with those hours. At the same time, an increase in non-chargeable hours will increase indirect labor costs, thereby increasing general and administrative costs.

        Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased 11.3%, from $6.2 million for the three-month period ended March 31, 2002, to $6.9 million for the same period in 2003. For the six-month period ended March 31, 2003, direct salaries increased 7.5%, to $12.9 million, from $12.0 million for the same period in 2002. The increase in direct salaries is directly related to the increase in net earned revenue. However, as a result of significantly higher sub-consultant costs and lower chargeability, direct salaries did not increase proportionately to net earned revenue. General and administrative expenses increased 18.8%, from $10.1 million during the three-month period ended March 31, 2002 to $12.0 million for the same period in 2003. For the six-month period ended March 31, 2003, general and administrative expenses were $23.0 million, representing a 16.8% increase, as compared to $19.7 million for the same period in 2002. The increase in general and administrative expenses is primarily due to the increases in indirect labor, as a result of the reduction in chargeability. In addition, the increase in general and administrative expenses is due to annual increases in pay rates and medical plan insurance accruals.

CONSTRUCTION MANAGEMENT

                                          THREE MONTHS ENDED MARCH 31,        SIX MONTHS ENDED MARCH 31,
                                          ----------------------------------  ----------------------------------
                                             2003      % Change      2002        2003      % Change      2002
                                          ----------   --------   ----------  ----------   ---------   ---------
                                                (dollars in thousands)               (dollars in thousands)
  Engineering Fees......................  $   14,480      36.3%   $   10,626  $   26,815        25.0%  $  21,446

  Direct Expenses.......................       3,842      47.4         2,607       7,080        30.7       5,419

  Net Earned Revenue....................      10,638      32.7         8,019      19,735        23.1      16,027

  Costs and Expenses....................       9,333      25.8         7,416      17,584        20.3      14,622

  Operating Income......................  $    1,305     116.4%   $      603  $    2,151        53.1%  $   1,405

        Engineering fees of $14.5 million for the three-month period ended March 31, 2003 increased 36.3% as compared to $10.6 million for the same period in 2002. For the six-month period ended March 31, 2003, engineering fees were $26.8 million as compared to $21.4 million in 2002, representing a 25.0% increase. The increase in fees is partly attributable to a profitable emergency response project involving ice storm clean up in the Eastern region of the United States. Higher volumes from renewed strength in the construction services market and engineering fees from new projects were the primary contributors to this increase during 2003.

        Reported net earned revenue was $ 10.6 million during the three-month period ended March 31, 2003 as compared to $8.0 million for the same period in 2002, representing an increase of 32.5%. For the six-month period ended March 31, 2003, net earned revenue was $19.7 million compared to $16.0 million in 2002, representing a 23.1% increase. Net earned revenue increased at smaller percentages than engineering fees due to larger increases in direct expenses, specifically sub-contractor expenses.

Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. For the three-month period ended March 31, 2003, direct expenses increased 47.4%, to $3.8 million, as compared to $2.6 million for the same period in 2002. For the six-month period ended March 31, 2003, direct expenses were $7.1 million compared to $5.4 million in 2002, representing a 30.7% increase. Direct expenses, as a percentage of net earned revenue, were 36.1% for the three-month period ended March 31, 2003 as compared to 32.5% for the same period in 2002. For the six-month period ended March 31, 2003, direct expenses, as a percentage of net earned revenue, were 35.9% as compared to 33.8% in 2002. The increase in direct expenses, as a percentage of net earned revenue, is due to the increased use of sub-consultants.

        Reported operating income was $1.3 million for the three-month period ended March 31, 2003 as compared to $603,000 for the same period in 2002, representing an increase of 116.4%. For the six-month period ended March 31, 2003, operating income was $2.2 million compared to $1.4 million for the same period in 2002, representing a 53.1% decrease. Operating income as a percentage of net earned revenue was 12.3% for the three-month period ended March 31, 2003 as compared to 7.5% for the same period in 2002. For the six-month period ended March 31, 2003, operating income, as a percentage of net earned revenue, was 10.9% as compared to 8.8% for the same period in 2002. The increase in operating income and operating income as a percentage of net earned revenue for the three-month and six-month periods ended March 31, 2003, is due to improved chargeability and improved profitability.

        Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased
27.3, from $3.3 million for the three-month period ended March 31, 2002 to $4.2 million for the same period in 2003. For the six-month period ended March 31, 2003, direct salaries increased 18.2% to $7.8 million from $6.6 million for the same period in 2002. The increase in direct salaries is directly related to the growth in net earned revenue, increased chargeability and a reduced employee turnover rate since 2002. General and administrative expenses increased 24.4%, from $4.1 million during the three-month period ended March 31, 2002 to $5.1 million for the same period in 2003. For the six-month period ended March 31, 2003, general and administrative expenses were $9.7 million, representing a 21.3% increase compared to $8.0 million for the same period in 2002. The increase in general and administrative expenses is due to annual increases in pay rates and medical plan insurance accruals, as well as an increase in personnel. However, for the three-month and six-month periods ended March 31, 2003, general and administrative expenses, as percentages of net earned revenue, decreased compared to the same periods in 2002. This decrease was primarily due to increased chargeability, allowing for slower growth in indirect labor, or non-chargeable time.

CONSOLIDATED RESULTS

OTHER INCOME (expenses):

        Other income and expenses primarily consists of interest and dividend income and interest expense. Other expenses were $74,000 and $242,000 for the three-month periods ended March 31, 2003 and 2002, respectively. For the six-month periods ended March 31, 2003 and 2002, other expenses were $98,000 and $288,000, respectively. This decrease is due to an increase in interest expense, offset by an increase in other income. Interest expense increased as a result of higher average debt balances, which were offset by lower average interest rates. Increases in other income are due to rental income and gains on the sale of fixed assets.

NET INCOME:

        Net income was $4.9 million and $3.4 million for the three-month periods ended March 31, 2003 and 2002. For the six-month period ended March 31, 2003, net income was $7.7 million as compared to $6.5 million for the same period in 2002. The percentage of net income to net earned revenue increased from 5.1% for the three-month period ended March 31, 2002 to 6.4% for the same period in 2003, as a result of increased chargeability and improved cost control. For the six-month period ended March 31, 2003, the percentage of net income to net earned revenue was 5.3% as compared to 5.0% for the same period in 2002. The increase in 2003 was a result of increased overall chargeability, combined with improved cost control, offset by an increased effective tax rate. As a result of improved cost control and improved profitability, direct expenses, direct salaries and general and administrative expenses increased at a smaller percentage than net earned revenue. General and administrative costs increased due to annual increases in pay rates and increases in the accrual of insurance expenses related to our medical plan. In addition, the Company's employment turnover rate has been decreasing, allowing for additional general and administrative cost savings.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities

        Net cash used in operating activities totaled $4.4 million for the six months ended March 31, 2003 as compared to net cash provided by operating activities of $2.5 million for the same period in 2002. The decrease is primarily a result of the increase in unbilled fees and other current assets, combined with the decrease in accounts payable. The increase in unbilled fees is attributable, in part, to a new electronic billing system labeled Consultant Invoice Transmittal System ("CITS"), implemented by FDOT on new contracts. The new electronic billing procedures have temporarily delayed some of our FDOT billings by several months as a result of set-up procedures FDOT must under-go with each new contract, and each contract amendment thereafter. Once the contract set-up is complete, billing will resume on a monthly basis, with payments expected within one month's time. Thereafter, billing and payment can be delayed for the set-up of contract amendments and contract changes. Fluctuations in accounts payable are related to direct expenses, where the timing of payment to subcontractors is directly related to the collection of related receivables.

        Net income of $7.7 million for the six months ended March 31, 2003 increased 17.9% as compared to net income of $6.5 million for the same period in 2002. The increase in 2003 was a result of internal growth, improved profitability and improved cost control, offset by an increased effective tax rate. As a result, direct expenses, direct salaries and general and administrative expenses increased at a lower cost than net earned revenue. General and administrative costs increased due to annual increases in pay rates and increases in the accrual of insurance expenses related to our medical plan. In addition, the Company's employment turnover rate has been decreasing, allowing for additional general and administrative cost savings.

        Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not previously paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock in the foreseeable future. All earnings are retained for investment in our business.

        Approximately 90% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contract. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. The unbilled fees account increased $10.8 million, from $30.1 million at September 30, 2002 to $41.7 million at March 31, 2003. The number of days outstanding for unbilled fees was 42 days and 32 days at March 31, 2003 and September 30, 2002, respectively. By comparison, according to PSMJ Resources, Inc., the average days outstanding for unbilled fees for design firms of comparable size was 29.7 days in 2002 and 27.5 days in 2001.

        The allowance for doubtful accounts decreased from $1.4 million at September 30, 2002 to $1.3 million at March 31, 2003. The number of day's sales outstanding for accounts receivable was approximately 46 days and 49 days at March 31, 2003 and September 30, 2002, respectively. According to PSMJ Resources, Inc. the average days sales accounts receivables for design firms of comparable size to us was 66.5 days in 2002 and 69.8 days in 2001.

Cash Flows from Investing Activities

        Net cash used in investing activities was $9.5 million for the six months ended March 31, 2003 as compared to $3.9 million for the same period in 2002. Investing activity typically consists of fixed asset purchases, such as survey equipment, computer equipment, furniture and leasehold improvements. However, on December 1, 2002, the Company acquired 100% of the stock of Durham Technologies, Inc. ("DTI") for $1.3 million, net of cash acquired. The acquisition of DTI contributes to the Company's goal of enhancing its presence in the growing Emergency Management Services market. DTI's area of specialty includes risk management and risk assessment for public sector clients, primarily Federal. The acquisition is accounted for using the purchase method of accounting, and the results of operations are included from the respective date of acquisition.

        In addition, on March 19, 2003, the company signed a purchase agreement to acquire 100% of the stock of Welker & Associates, Inc. ("Welker") for $3.6 million in cash and $400,000 in restricted stock, totaling a purchase price of $4.0 million. Welker contributes to the Company's goal of enhancing its presence in the growing Atlanta market. Welker's areas of specialty include water, wastewater and storm-water management for Georgia's local governments.

Cash Flows from Financing Activities

        Net cash provided by financing activities for the six months ended March 31, 2003 was $13.1 million, as compared to $3.1 million for the same period in 2002. The increase in cash provided by financing activities is primarily attributable to a smaller amount of re-purchased common stock from retired directors during 2003 than in 2002, combined with an increase in the net borrowings under the line of credit.

Capital Resources

        As of March 31, 2003, the Company had a $40 million revolving line of credit agreement, inclusive of $3 million in letters of credit, with a bank. On May 6, 2003, this agreement was amended to increase the maximum aggregate principal amount from $37 million to $55 million. All other terms of the agreement remain the same. The revolving line of credit expires June 30, 2005. The interest rate (1.80% and 2.31% at March 31, 2003 and September 30, 2002, respectively) on the revolving line of credit ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt average ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 and 3.0.

The amounts outstanding under the revolving line of credit were $30.7 million and $12.1 million as of March 31, 2003 and September 30, 2002, respectively. The increase in the line of credit was directly related to the reduction in accounts payable, the payment of employee bonuses related to fiscal year 2002, the DTI acquisition and the Welker acquisition.

        The revolving line of credit is collateralized by substantially all of our assets.

        Our capital expenditures are generally for purchases of property and equipment. The Company spent $4.2 million and $3.8 million on such expenditures for the six months ended March 31, 2003 and 2002, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We believe that our exposure to market risks is minimal. We do not hold market-risk sensitive instruments for trading purposes. We entered into one derivative financial instrument, a swap agreement, to hedge cash flows related to the LIBOR interest rate risk. Both at inception of the hedge and on an ongoing basis, we assume there is no ineffectiveness in the hedging relationship of interest rate risk involving interest-bearing debt and the interest-rate swap. The effectiveness of the hedge is evaluated on a quarterly basis. Based on a hypothetical 1% point increase in the period ending market interest rate as of March 31, 2003, the change in the fair value of this liability would be approximately $200,000. We believe this instrument will be highly effective in the hedging of cash flows. We hold no other financial instruments or derivative commodity instruments to hedge any market risk, nor do we currently plan to employ them in the near future.

        The interest rate (1.80% and 2.31% at March 31, 2003 and September 30, 2002, respectively) on our revolving line of credit and term loan ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The Company mitigates interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit or term loan. As of March 31, 2003, the fair value of the debt is consistent with the outstanding principal balance.

        Because the interest rates under our revolving line of credit and term loan are variable, to the extent that we have borrowings outstanding, there may be market risk relating to the amount of such borrowings, however, our exposure is minimal due to the short-term nature of these borrowings.

ITEM 4.  CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures:

        John B. Zumwalt, III, our Chief Executive Officer, and Richard A. Wickett, our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934, as amended ("the Exchange Act"), within 90 days of the date of this report and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and regulations.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's regularly scheduled annual meeting of shareholders held on January 31, 2003, the following proposals were adopted by the margins indicated:

  1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death or resignation.

                                            NUMBER OF SHARES
                               FOR               AGAINST               WITHHELD
                               ------------------------------------------------

  H. Michael Dye.............  6,318,686              82,137          1,037,274
  Todd J. Kenner.............  6,283,811             116,388          1,037,898
  Robert J. Paulsen..........  6,356,339              44,191          1,037,567
  John S. Shearer............  6,384,944              15,745          1,037,408
  Richard A. Wickett.........  6,354,370              46,007          1,037,720
  John B. Zumwalt, III.......  6,359,709              40,912          1,037,476

  2. To authorize the Company to modify the Company's by-laws to restrict stock ownership to full-time employees only unless exceptions are made through a formal written agreement approved by the Board of Directors.

                           NUMBER OF SHARES
                  For...................   5,587,484
                  Against...............   1,137,564
                  Withheld..............     713,049

  3. To approve reappointment of PricewaterhouseCoopers L.L.P. as the Company's independent auditors for the fiscal year 2003.

                           NUMBER OF SHARES
                  For...................   6,604,353
                  Against...............     114,365
                  Withheld..............     719,379

ITEM 5.  OTHER INFORMATION

     None.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

         Exhibit Number     Description
         --------------     -----------

         10.11 Credit Agreement, dated as of June 28, 1996, by and among Nationsbank, N.A., Suntrust Bank, Miami, N.A., Post, Buckley, Schuh and Jernigan, Inc., The PBSJ Corporation, and the subsidiaries named therein, as amended on July 3, 1997, June 30, 1999, June 30, 2002 and May 6, 2003. (*) (**)

         99.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*) Previously filed with the Registration Statement on Form 10 filed with the Commission on June 27, 2000.

(**) Previously filed with the Form 10-K, filed with the Commission on December 19, 2002.

  (b)    Reports on Form 8-K

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   The PBSJ Corporation

Dated:  May 9, 2003                            By /s/Richard A. Wickett
                                                  --------------------------

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

        Signature                         Capacity                  Date
---------------------------      ----------------------------    -----------

/s/Richard A. Wickett            Chairman, Chief Financial       May 9, 2003
--------------------------       Officer and Treasurer

Richard A. Wickett

/s/John B. Zumwalt               Vice Chairman, President and    May 9, 2003
--------------------------       Chief Executive Officer

John B. Zumwalt

/s/Robert J. Paulsen             Executive Vice President and    May 9, 2003
--------------------------       Secretary

Robert J. Paulsen

/s/John S. Shearer               Senior Vice President           May 9, 2003
--------------------------

John S. Shearer

/s/Todd J. Kenner                Senior Vice President           May 9, 2003
--------------------------

Todd J. Kenner

/s/H. Michael Dye                Vice President                  May 9, 2003
--------------------------

H. Michael Dye

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

By: /s/ John B. Zumwalt, III
   -------------------------
   John B. Zumwalt, III
   Vice Chairman and
   Chief Executive Officer

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

By: /s/ Richard A. Wickett
    ------------------------
    Richard A. Wickett
    Chairman and
    Chief Financial Officer

                                  Exhibit Index

Exhibit Number                 Exhibit Description

    10.11 Credit Agreement, dated as of June 28, 1996, by and among Nationsbank, N.A., Suntrust Bank, Miami, N.A., Post, Buckley, Schuh and Jernigan, Inc., The PBSJ Corporation, and the subsidiaries named therein, as amended on July 3, 1997, June 30, 1999, June 30, 2002 and May 6, 2003. (*)
                     (**)

    99.1             Chief Executive Officer Certification Pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2             Chief Financial Officer Certification Pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.