Form 10-Q
period 2003-06-30
PBSJ CORP /FL/
filed 2003-08-14
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 000-30911

THE PBSJ CORPORATION

(Exact name of registrant as specified in its charter)

FLORIDA	59-1494168
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Indentification No.)

2001 N.W. 107th AVENUE

MIAMI, FLORIDA 33172-2507

(Address of principal executive offices)

(305) 592-7275

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12(g) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

As of July 31, 2003 there were 7,994,148 shares of Common Stock, $.00067 par value per share, outstanding.

THE PBSJ CORPORATION

FORM 10-Q

JUNE 30, 2003

PART I

Item 1.	Financial Statements

THE PBSJ CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

Assets	June 30, 2003	September 30, 2002
	(Unaudited)
Current Assets:
Cash and cash equivalents	$4,483	$2,967
Marketable securities	532	432
Accounts receivable, net	46,501	45,275
Unbilled fees, net	40,929	30,149
Other current assets	7,702	4,826

Total current assets	100,147	83,649
Property and equipment, net	31,723	32,601
Cash surrender value of life insurance	7,227	6,622
Deferred income taxes	7,173	6,141
Other assets	11,207	7,390

Total assets	$157,477	$136,403

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$30,780	$24,793
Current portion of long-term debt	918	991
Accrued vacation	7,233	6,565
Deferred income taxes	18,765	13,652

Total current liabilities	57,696	46,001
Long-term debt, less current portion	26,585	20,996
Deferred compensation	6,370	5,932
Other liabilities	5,084	4,727

Total liabilities	95,735	77,656

Stockholders’ Equity:
Redeemable common stock, par value $0.00067, 15,000,000 shares authorized, 8,005,074 and 8,346,524 shares issued and outstanding at June 30, 2003 and September 30, 2002, respectively. Redeemable common stock had a redemption value of $142,490 and $118,521 at June 30, 2003 and September 30, 2002, respectively.	5	6
Retained earnings	68,089	60,981
Accumulated other comprehensive loss	(407)	(501)
Notes receivable from stockholders	(3,957)	—
Unearned compensation	(1,988)	(1,739)

Total stockholders’ equity	61,742	58,747

Total liabilities and stockholders’ equity	$157,477	$136,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PBSJ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
STATEMENTS OF OPERATIONS DATA:
Earned revenue:
Engineering fees	$103,182	$86,419	$285,631	$254,593
Direct expenses	21,233	18,045	60,488	56,237

Net earned revenue	81,949	68,374	225,143	198,356

Costs and expenses:
Direct salaries	30,059	25,096	81,295	72,230
General and administrative expenses	43,500	37,455	123,731	110,571

Total costs and expenses	73,559	62,551	205,026	182,801

Operating income	8,390	5,823	20,117	15,555

Other income (expenses):
Interest expense	(269)	(305)	(784)	(847)
Other, net	447	144	864	398

Total other income (expenses)	178	(161)	80	(449)

Income before income taxes	8,568	5,662	20,197	15,106
Provision for income taxes	2,913	1,742	6,867	4,676

Net income	$5,655	$3,920	$13,330	$10,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PBSJ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$13,330	$10,430
Adjustments to reconcile net income to net cash provided by operating activities:
Other	(180)	(620)
Depreciation and amortization	6,261	7,125
Gain on sale of property	(293)	—
Provision for bad debt and unbillable amounts	123	467
Provision for deferred compensation	832	417
Provision for deferred income taxes	3,040	—
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	7	542
Increase in unbilled fees	(9,982)	(1,985)
(increase) in other current assets	(2,844)	(660)
Decrease (increase) in other assets	161	(27)
Increase (decrease) in accounts payable and accrued expenses	2,571	(5,094)
Increase in accrued vacation	588	651
Increase in other liabilities	335	717

Net cash provided by operating activities	13,949	11,963

Cash flows from investing activities:
Sale of marketable securities	—	269
Investment in life insurance policies	(425)	(423)
Acquisition of DTI, net of cash acquired	(1,465)	—
Acquisition of Welker, net of cash acquired	(3,600)	—
Sale of property and equipment	840	709
Purchase of property and equipment	(5,711)	(4,637)

Net cash used in investing activities	(10,361)	(4,082)

Cash flows from financing activities:
Decrease in bank overdraft	0	(1,773)
Borrowings under line of credit	115,666	154,900
Principal payments under line of credit	(109,328)	(140,973)
Principal payments under notes and mortgage payable	(822)	(837)
Proceeds from sale of common stock	4,281	3,253
Purchase of common stock	(11,869)	(16,852)

Net cash used in financing activities	(2,072)	(2,282)

Net increase in cash and cash equivalents	1,516	5,599
Cash and cash equivalents at beginning of year	2,967	—

Cash and cash equivalents at end of year	$4,483	$5,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the interim period contain all adjustments necessary to present fairly the financial position of The PBSJ Corporation as of June 30, 2003 and the results of their operations and their cash flows for the periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated balance sheet as of September 30, 2002 was derived from the Company’s audited financial statements included in the Company’s Form 10-K for the year ended September 30, 2002. The accompanying financial statements should be read in conjunction with the Company’s Form 10-K for the year ended September 30, 2002. The results of operations for the three and nine-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Anticipated losses are recognized in total in the period in which they became determinable. Accounts receivable and unbilled fees are presented net of an allowance for doubtful accounts of $1.3 million and $1.4 million at June 30, 2003 and September 30, 2002, respectively.

In April 2003, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that there will be any material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 15, 2003 and in the first interim period beginning after June 15, 2003 for all other financial instruments. The Company is currently analyzing the provisions of SFAS No. 150 to determine its impact, as it relates to its common stock.

Capital Structure

The Company has authorized 15,000,000 shares of common stock (par value $.00067).

The by-laws of the Company require the Company to redeem, at fair market value, common stock held by shareholders who terminate employment with the Company. Other than agreements with certain retired Directors as noted in the Proxy, as of June 30, 2003 and September 30, 2002 there is no outstanding redeemable common stock relating to employees no longer employed by the Company. The redemption value of all outstanding shares was $142.5 million and $118.5 million at June 30, 2003 and September 30, 2002, respectively.

2.	Contingencies:

The Company is involved in legal actions arising in the ordinary course of business. The Company maintains certain insurance coverage, covering worker’s compensation, general and professional liability (including pollution liability) and property coverage. The Company’s insurance policies may offset the amount of loss exposure from legal actions.

As of June 30, 2003, the Company was involved in litigation where plaintiffs allege damages resulting from the Company’s engineering services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract.

As of June 30, 2003, the Company had a reserve of approximately $4.2 million for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion are probable. Management is of the opinion that the liabilities ultimately resulting from such existing and other pending proceedings, lawsuits and claims should not materially affect the Company’s financial position, results of operations or cash flows.

3.	Income Taxes:

The provision for income taxes for the nine-month periods ended June 30, 2003 and 2002 was 34.0% and 31.0%, respectively. The Company’s effective income tax rate is lower than the marginal federal rate primarily as a result of the Company’s ability to utilize research and development tax credits.

4.	Segment Reporting:

Financial information relating to the Company’s operations by service is as follows (dollars in thousands):

Three Months Ended June 30, 2003
	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$42,173	$15,165	$17,205	$28,639	$103,182
Net earned revenue	33,162	11,467	14,887	22,433	81,949
Operating income	4,121	1,682	924	1,663	8,390
Depreciation and amortization	780	176	517	684	2,157
Total assets	64,327	23,145	26,443	43,562	157,477
Capital expenditures	573	180	288	473	1,514

Three Months Ended June 30, 2002
	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$36,439	$11,004	$16,185	$22,791	$86,419
Net earned revenue	28,502	8,352	13,342	18,178	68,374
Operating income (loss)	3,734	1,039	(245)	1,295	5,823
Depreciation and amortization	975	295	432	610	2,312
Total assets	56,057	17,048	25,669	34,978	133,752
Capital expenditures	354	106	151	223	834

Nine Months Ended June 30, 2003
	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$116,676	$41,980	$47,962	$79,013	$285,631
Net earned revenue	90,864	31,202	41,398	61,679	225,143
Operating income	9,792	3,833	1,507	4,985	20,117
Depreciation and amortization	2,250	511	1,572	1,928	6,261
Total assets	64,327	23,145	26,443	43,562	157,477
Capital expenditures	2,161	714	1,158	1,678	5,711

Nine Months Ended June 30, 2002
	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$106,702	$32,450	$48,860	$66,581	$254,593
Net earned revenue	79,822	24,379	40,658	53,497	198,356
Operating income (loss)	8,500	2,443	(276)	4,888	15,555
Depreciation and amortization	2,986	908	1,367	1,864	7,125
Total assets	56,057	17,048	25,669	34,978	133,752
Capital expenditures	1,943	591	890	1,213	4,637

5.	Long-Term Debt (dollars in thousands):

	June 30,	September 30,
	2003	2002
Line of credit, unused availability of $39,602 and $27,940 at June 30, 2003 and September 30, 2002, respectively.	$18,398	$12,060

Mortgage note payable due in monthly installments, with interest, collateralized by real property; unpaid principal due March 16, 2011. Interest at LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. (1.77% and 2.46% at June 30, 2003 and September 30, 2002, respectively)	8,455	8,645

Note payable to J. Powell & Associates, Inc. due in three annual installments of $333 with interest of 7.12% through October 17, 2003.	333	667

Capital lease of equipment, interest accrues at 8.3%, collateralized by certain equipment, due in monthly payments of principal and interest of $36.	317	615

	27,503	21,987
Less current portion	918	991

Long-term debt	$26,585	$20,996

The Company has a $58 million line of credit agreement, inclusive of $3 million in letters of credit, with a bank. On May 6, 2003, this agreement was amended to increase the line of credit availability from $37 million to $55 million. All other terms of the agreement remain the same. The expiration date on the amended line of credit is June 30, 2005. The interest rate (1.62% and 2.31% at June 30, 2003 and September 30, 2002, respectively) ranges from LIBOR plus 50 basis points to prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios.

6.	Comprehensive Income:

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
	(dollars in thousands)		(dollars in thousands)
Net income	$5,655	$3,920	$13,330	$10,430
Other comprehensive (loss) income, net of tax	0	(137)	94	(14)

Comprehensive income	$5,655	$3,783	$13,424	$10,416

Other comprehensive (loss) income is comprised of unrealized gains and losses on marketable securities and changes in the value of the derivative financial instrument.

7.	Goodwill and amortizable intangible assets:

During the first quarter of fiscal year 2003, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually. In connection with the adoption of SFAS No. 142, the Company expects that it will no longer record approximately $0.5 million annually of amortization relating to its existing goodwill. The required initial assessment was completed at December 31, 2002 and no impairment was determined. The following table sets forth a reconciliation of net income for the three months ended and nine months ended June 30, 2003 and 2002, respectively, adjusted for the non-amortization provisions of SFAS No. 142:

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
	(dollars in thousands)		(dollars in thousands)
Net income	$5,655	$3,920	$13,330	$10,430
Add: Goodwill amortization, net of tax	—	112	—	305

Adjusted net income	$5,655	$4,032	$13,330	$10,735

The following contains financial information relating to the Company’s acquired amortizable intangible assets (dollars in thousands):

	Estimated Useful Lives	.Gross Carrying Amount	Accumulated Amortization
Client List	10 years	$700	$24
Client name recognition	2 years	100	13
Backlog	3 years	640	62
Technology/software	7 years	200	17

		$1,640	$116

Amortization expense for intangible assets during the third quarter of fiscal year 2003 was $116,000. Estimated amortization expense is $90,000 for the remainder of fiscal year 2003, $362,000 for fiscal year 2004, $337,000 for fiscal year 2005, $196,000 for fiscal year 2006, and $99,000 for each of the two succeeding fiscal years.

8.	Acquisitions:

The Company acquired the stock of Durham Technologies, Inc. (“DTI”) on December 1, 2002 for $1.5 million, net of cash acquired. The acquisition of DTI contributes to the Company’s goal of enhancing its presence in the growing civil engineering market in the surrounding Atlanta area. DTI’s area of specialty includes risk management and risk assessment for public sector clients, primarily Federal. The purchase price has been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $1.7 million, including approximately $0.7 million of goodwill, $0.5 million of identifiable intangible assets and liabilities of $0.2 million. The results of operations are included from the date of acquisition.

On March 19, 2003, the Company acquired the stock of Welker & Associates, Inc. (“Welker”) for $4.0 million, comprised of $3.6 million in cash and $400,000 of the Company’s common stock. The acquisition of Welker contributes to the Company’s goal of enhancing its presence in the growing Atlanta market. Welker’s areas of specialty include water, wastewater and stormwater management for Georgia’s local governments. The purchase price has been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $4.7 million, including approximately $1.8 million of goodwill, $1.1 million of identifiable intangible assets and liabilities of $0.7 million.

The pro forma impact of both of these acquisitions is not material to reported historical operations.

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

This Form 10-Q for the third quarter ended June 30, 2003 contains “forward-looking statements” within the meaning of the securities laws that involve risks and uncertainties. These statements contain or express our intentions, beliefs, expectations, strategies or predictions for the future. Although the Company’s management believes that its expectations are reasonable and are based on reasonable assumptions, theses assumptions are subject to a wide range of business risks and uncertainties, explained in detail in the Company’s Form 10 Registration Statement and Form 10-K, that may cause actual results, performance or achievements to differ materially from those stated or implied by these forward-looking statements. We do not intend nor assume any obligation to update any forward-looking statements.

Results of Operations

The following table sets forth the percentage of net earned revenue represented by the items in our condensed consolidated statements of operations:

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
Engineering fees	125.9%	126.4%	126.9%	128.4%
Direct expenses	25.9	26.4	26.9	28.4

Net earned revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Direct salaries	36.7	36.7	36.1	36.4
General and administrative expenses	53.1	54.8	55.0	55.7

Operating income	10.2	8.5	8.9	7.9
Interest expense	(0.3)	(0.4)	(0.3)	(0.4)
Other, net	0.6	0.2	0.4	0.2

Income before income taxes	10.5	8.3	9.0	7.7
Provision for income taxes	3.6	2.6	3.1	2.4.

Net income	6.9%	5.7%	5.9%	5.3%

A summary of operating results is as follows for the three and nine months ended June 30 (dollars in thousands):

	Three months ended June 30,
	2003	2002
Engineering fees	$103,182	$86,419
Direct expenses	21,233	18,045

Net earned revenue	81,949	68,374
Costs and expenses	73,559	62,551

Operating income	8,390	5,823
Other (income) expenses	(178)	161
Provision for income taxes	2,913	1,742

Net income	$5,655	$3,920

	Nine months ended June 30,
	2003	2002
Engineering fees	$285,631	$254,593
Direct expenses	60,488	56,237

Net earned revenue	225,143	198,356
Costs and expenses	205,026	182,801

Operating income	20,117	15,555
Other (income) expenses	(80)	449
Provision for income taxes	6,867	4,676

Net income	$13,330	$10,430

Segment Results of Operations

Our businesses are reported as four segments, reflecting our management methodology and structure. The accounting policies of the segments are the same as those described in the footnotes to the accompanying condensed consolidated financial statements. We evaluate performance based on operating profit of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for the three and nine months ended June 30, 2003 as compared to 2002.

Transportation

	Three months ended June 30,			Nine months ended June 30,
	2003	% Change	2002	2003	% Change	2002
	(dollars in thousands)			(dollars in thousands)
Engineering Fees	$42,173	15.7%	$36,439	$116,676	9.3%	$106,702
Direct Expenses	9,011	13.5	7,937	25,812	(4.0)	26,880
Net Earned Revenue	33,162	16.3	28,502	90,864	13.8	79,822
Costs and Expenses	29,041	17.3	24,768	81,072	13.7	71,322
Operating Income	$4,121	10.4%	$3,734	$9,792	15.2%	$8,500

Engineering fees of $42.2 million for the three-month period ended June 30, 2003 increased 15.7% as compared to $36.4 million for the same period in 2002. For the nine-month period ended June 30, 2003, engineering fees were $116.7 million compared to $106.7 million in 2002, representing a 9.3% increase. Higher volumes from continued strength in the transportation services market and engineering fees from new projects were the primary contributors to this increase during 2003.

Reported net earned revenue was $33.2 million during the three-month period ended June 30, 2003 as compared to $28.5 million for the same period in 2002, representing an increase of 16.3%. For the nine-month period ended June 30, 2003, net earned revenue was $90.9 million compared to $79.8 million in 2002, representing a 13.8% increase. For the nine-month period ended June 30, 2003, net earned revenue increased at a greater percentage than engineering fees as a result of the decrease in direct expenses. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and sub-contractor expenses. For the nine-month period ended June 30, 2003, direct expenses were $25.8 million compared to $26.9 million in 2002, representing a 4.0% decrease. Direct expenses were $9.0 million during the three-month period ended June 30, 2003 as compared to $7.9 million for the same period in 2002, representing an increase of 13.5%. Direct expenses, as a percentage of net earned revenue, were 27.2% for the three-month period ended June 30, 2003 as compared to 27.8% for the same period in 2002. For the nine-month period ended June 30, 2003, direct expenses, as a percentage of net earned revenue, were 28.4% compared to 33.7% in 2002. The decrease in direct expenses during the nine-month period ended June 30, 2003, and direct expenses, as a percentage of net earned revenue, for both the three-month and nine-month periods ended June 30, 2003, is due to the decreased use of sub-consultants as a result of additional hiring and a reduction in employee turnover.

Reported operating income was $4.1 million for the three-month period ended June 30, 2003 as compared to $3.7 million for the same period in 2002, representing an increase of 10.4%. For the nine-month period ended June 30, 2003, operating income was $9.8 million compared to $8.5 million in 2002, representing a 15.2% increase. Operating income, as a percentage of net earned revenue, was 12.4% for the three-month period ended June 30, 2003 as compared to 13.1% for the same period in 2002. For the nine-month period ended June 30, 2003, operating income, as a percentage of net earned revenue, was 10.8% compared to 10.6% in 2002. The increase in operating income for the three-month and nine-month periods ended June 30, 2003, is due to improved chargeability and improved general and administrative cost control, allowing for a reduction in total costs and expenses as a percentage of net earned revenue.

Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries were $12.3 million for the three-month period ended June 30, 2003, as compared to $10.3 million for the same period in 2002, representing an increase of 19.9%. For the nine-month period ended June 30, 2003, direct salaries were $33.3 million compared to $28.9 million in 2002, representing a 15.2% increase. The increase in direct salaries is directly related to the growth in net earned revenue, and results from the decreased use of sub-consultants, increased chargeability and a reduced employee turnover rate since 2002. General and administrative expenses increased 15.4%, from $14.5 million during the three-month period ended June 30, 2002 to $16.7 million for the same period in 2003. For the nine-month period ended June 30, 2003, general and administrative expenses were $47.7 million, representing a 12.6% increase compared to $42.4 million for the same period in 2002. The increase in general and administrative expenses is due to annual increases in pay rates and medical plan insurance accruals, as well as an increase in personnel. However, for the three-month and nine-month periods ended June 30, 2003, general and administrative expenses, as percentages of net earned revenue, decreased compared to the same periods in 2002. This decrease was primarily due to increased chargeability, allowing for slower growth in indirect labor, or non-chargeable time.

Civil Engineering

	Three months ended June 30,			Nine months ended June 30,
	2003	% Change	2002	2003	% Change	2002
	(dollars in thousands)			(dollars in thousands)
Engineering Fees	$17,205	6.3%	$16,185	$47,962	(1.8)%	$48,860
Direct Expenses	2,318	(18.5)	2,843	6,564	(20.0)	8,202
Net Earned Revenue	14,887	11.6	13,342	41,398	1.8	40,658
Costs and Expenses	13,963	2.8	13,587	39,891	(2.5)	40,934
Operating (Loss) Income	$924	477.1%	$(245)	$1,507	646.0%	$(276)

Engineering fees of $17.2 million for the three-month period ended June 30, 2003 increased 6.3% as compared to $16.2 million for the same period in 2002. For the nine-month period ended June 30, 2003, engineering fees were $48.0 million compared to $48.9 million for the same period in 2002, representing a 1.8% decrease. Although this segment experienced a loss during the first quarter of fiscal year 2003 as a result of the slowdown in the economy, several factors have contributed to a turnaround during the three-month period ended June 30, 2003, or the third quarter of fiscal year 2003. One of these factors was the acquisition of Durham Technologies, Inc. (“DTI”) on December 1, 2002. DTI specializes in risk and emergency management services for public sector clients, primarily Federal. Another factor in the improvement of this segment is a profitable emergency response project involving ice storm clean up in the Eastern region of the United States. Lastly, this segment has made significant steps toward improving project and contract management.

Reported net earned revenue was $14.9 million for the three-month period ended June 30, 2003 as compared to $13.3 million for the same period in 2002, representing an increase of 11.6%. For the nine-month period ended June 30, 2003, net earned revenue was $41.4 million compared to $40.7 million in 2002, representing a 1.8% decrease. Fluctuations in net earned revenue are affected by the changes in direct expenses. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses were $2.3 million during the three-month period ended June 30, 2003 as compared to $2.8 million for the same period in 2002, representing a decrease of 18.5%. For the nine-month period ended June 30, 2003, direct expenses were $6.6 million compared to $8.2 million in 2002, representing a 20.0% decrease. Direct expenses, as a percentage of net earned revenue, decreased for the three and nine-month periods ended June 30, 2003. For the three-month period ended June 30, 2003, direct expenses, as a percent of net earned revenue, were 15.6% compared to 21.3% in 2002. For the nine-month period ended June 30, 2003, direct expenses, as a percentage of net earned revenue, were 15.9% compared to 20.2% in 2002. The decrease in direct expenses and direct expenses, as a percentage of net earned revenue, is due to the decreased use of sub-consultants as a result of the slowdown in the economy.

Reported operating income was $924,000 for the three-month period ended June 30, 2003 as compared to operating loss of $245,000 for the same period in 2002, representing an increase of 477.1%. For the nine-month period ended June 30, 2003, operating income was $1.5 million compared to an operating loss of $276,000 in 2002, representing a 646.0% increase. Operating income (loss), as a percentage of net earned revenue, was 6.2% for the three months ended June 30, 2003 as compared to (1.8%) for the same period in 2002. For the nine-month period ended June 30, 2003, operating income (loss), as a percentage of net earned revenue, was 3.6% compared to (0.7%) in 2002. The increase in operating income and operating income as a percentage of net earned revenue for the three-month and nine-month periods ended June 30, 2003, is due to improved chargeability and general and administrative cost control, allowing for a reduction in total costs and expenses as a percentage of net earned revenue, for both the three-month and nine-month periods ended June 30, 2003.

Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased to $5.5 million for the three-month periods ended June 30, 2003 from $4.9 million, representing an 11.7% increase. For the nine-month period ended June 30, 2003, direct salaries were $15.0 million, an increase of 0.9%, as compared to $14.8 million for the same period in 2002. For the three and nine-month periods ended June 30, 2003, direct salaries increased as a result of increased chargeability. General and administrative expenses decreased both during the three-month and nine-month periods ended June 30, 2003. For the three-month period ended June 30, 2003, general and administrative expenses were $8.5 million, a 2.3% decrease as compared to $8.7 million for the same period in 2002. For the nine-month period ended June 30, 2003, general and administrative expenses were $24.9 million, as compared to $26.1 million for the same period in 2002, representing a 4.5% decrease. The decrease in general and administrative expenses is directly related to increased chargeability, allowing for slower growth in indirect labor, or non-chargeable time. In addition, cut-backs made in direct labor personnel allowed for additional savings in fringe benefit costs, such as medical costs, payroll taxes, vacation accruals and corporate allocations.

Environmental

	Three months ended June 30,			Nine months ended June 30,
	2003	% Change	2002	2003	% Change	2002
	(dollars in thousands)			(dollars in thousands)
Engineering Fees	$28,639	25.7%	$22,791	$79,013	18.7%	$66,581
Direct Expenses	6,206	34.5	4,613	17,334	32.5	13,084
Net Earned Revenue	22,433	23.4	18,178	61,679	15.3	53,497
Costs and Expenses	20,770	23.0	16,883	56,694	16.6	48,609
Operating Income	$1,663	28.4%	$1,295	$4,985	2.0%	$4,888

Engineering fees of $28.6 million for the three-month period ended June 30, 2003 increased 25.7% as compared to $22.8 million for the same period in 2002. For the nine-month period ended June 30, 2003, engineering fees were $79.0 million compared to $66.6 million in 2002, representing an 18.7% increase. Higher volumes from renewed strength in the environmental services market and engineering fees from new projects were the primary contributors to this increase during 2003.

Reported net earned revenue was $22.4 million during the three-month period ended June 30, 2003 as compared to $18.2 million for the same period in 2002, representing an increase of 23.4%. For the nine-month period ended June 30, 2003, net earned revenue was $61.7 million compared to $53.5 million in 2002, representing a 15.3% increase. Net earned revenue increased at smaller percentages than engineering fees due to larger increases in direct expenses, specifically sub-contractor expenses. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses were $6.2 million during the three-month period ended June 30, 2003 as compared to $4.6 million for the same period in 2002, representing an increase of 34.5%. For the nine-month period ended June 30, 2003, direct expenses were $17.3 million compared to $13.1 million in 2002, representing a 32.5% increase. Direct expenses, as a percentage of net earned revenue, were 27.7% for the three-month period ended June 30, 2003 as compared to 25.4% for the same period in 2002. For the nine-month period ended June 30, 2003, direct expenses, as a percentage of net earned revenue, were 28.1% compared to 24.5% in 2002. The increase in direct expenses and direct expenses, as a percentage of net earned revenue, is due primarily to a video inspection sub-consultant hired to assist with a large job in California, combined with the increased use of sub-consultants in other states to accommodate the internal growth in engineering fees nationwide.

Reported operating income was $1.7 million for the three-month period ended June 30, 2003 as compared to $1.3 million for the same period in 2002, representing an increase of 28.4%. For the nine-month period ended June 30, 2003, operating income was $5.0 million compared to $4.9 million in 2002, representing a 2.0% increase. Operating income as a percentage of net earned revenue was 7.4% for the three-month period ended June 30, 2003 as compared to 7.1% for the same period in 2002. For the nine-month period ended June 30, 2003, operating income, as a percentage of net earned revenue was 8.1% compared to 9.1% in 2002. Although operating income increased during both the three-month and nine-month periods ended June 30, 2003, as compared to the same periods in 2002, as a percentage of net earned revenue, operating income decreased from 9.1% to 8.1% during the nine-month period ended June 30, 2003 as a result of decreased chargeability during 2003 as compared to 2002.

Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased 16.2%, from $6.5 million for the three-month period ended June 30, 2002, to $7.5 million for the same period in 2003. For the nine-month period ended June 30, 2003, direct salaries increased 10.8%, to $20.5 million, from $18.5 million for the same period in 2002. The increase in direct salaries is directly related to the increase in net earned revenue. However, direct salaries, as a percentage of net earned revenue, decreased during both the three-month and nine-month periods ended 2003, as compared to the same periods in 2002, as a result of decreased chargeability during 2003. General and administrative expenses increased 27.3%, from $10.4 million during the three-month period ended June 30, 2002 to $13.2 million for the same period in 2003. For the nine-month period ended June 30, 2003, general and administrative expenses were $36.2 million, representing a 20.2% increase, as compared to $30.1 million for the same period in 2002. The increase in general and administrative expenses is primarily due to the increases in indirect labor, as a result of the reduction in chargeability. In addition, the increase in general and administrative expenses is due to annual increases in pay rates and medical plan insurance accruals.

Construction Management

	Three months ended June 30,			Nine months ended June 30,
	2003	% Change	2002	2003	% Change	2002
	(dollars in thousands)			(dollars in thousands)
Engineering Fees	$15,165	37.8%	$11,004	$41,980	29.4%	$32,450
Direct Expenses	3,698	39.4	2,652	10,778	33.5	8,071
Net Earned Revenue	11,467	37.3	8,352	31,202	28.0	24,379
Costs and Expenses	9,785	33.8	7,313	27,369	24.8	21,936
Operating Income	$1,682	61.9%	$1,039	$3,833	56.9%	$2,443

Engineering fees of $15.2 million for the three-month period ended June 30, 2003 increased 37.8% as compared to $11.0 million for the same period in 2002. For the nine-month period ended June 30, 2003, engineering fees were $42.0 million compared to $32.5 million in 2002, representing a 29.4% increase. The increase in fees is partly attributable to a profitable emergency response project involving ice storm clean up in the Eastern region of the United States. Higher volumes from renewed strength in the construction services market and engineering fees from new projects were the primary contributors to this increase during 2003.

Reported net earned revenue was $11.5 million during the three-month period ended June 30, 2003 as compared to $8.4 million for the same period in 2002, representing an increase of 37.3%. For the nine-month period ended June 30, 2003, net earned revenue was $31.2 million compared to $24.4 million in 2002, representing a 28.0% increase. Fluctuations in net earned revenue are, in part, due to fluctuations in direct expenses. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses, as a percentage of net earned revenue, were 32.2% for the three-month period ended June 30, 2003 as compared to 31.8% for the same period in 2002. For the nine-month period ended June 30, 2003, direct expenses, as a percentage of net earned revenue, were 34.5% as compared to 33.1% for the same period in 2002. The increase in direct expenses and direct expenses, as a percentage of net earned revenue, is due to the increased use of sub-consultants.

Reported operating income was $1.7 million for the three-month period ended June 30, 2003 as compared to $1.0 million for the same period in 2002, representing an increase of 61.9%. For the nine-month period ended June 30, 2003, operating income was $3.8 million compared to $2.4 million for the same period in 2002, representing a 56.9% increase. Operating income, as a percentage of net earned revenue, was 14.7% for the three-month period ended June 30, 2003 as compared to 12.4% for the same period in 2002. For the nine-month period ended June 30, 2003, operating income, as a percentage of net earned revenue, was 12.3% as compared to 10.0% for the same period in 2002. The increase in operating income and operating income as a percentage of net earned revenue for the three-month and nine-month periods ended June 30, 2003, is due to improved chargeability and improved profitability.

Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased 38.0%, from $3.4 million for the three-month period ended June 30, 2002 to $4.7 million for the same period in 2003. For the nine-month period ended June 30, 2003, direct salaries increased 25.5% to $12.5 million from $10.0 million for the same period in 2002. The increase in direct salaries is directly related to the growth in net earned revenue, increased chargeability and a reduced employee turnover rate since 2002. General and administrative expenses increased 30.2%, from $3.9 million during the three-month period ended June 30, 2002 to $5.1 million for the same period in 2003. For the nine-month period ended June 30, 2003, general and administrative expenses were $14.8 million, representing a 24.2% increase compared to $12.0 million for the same period in 2002. The increase in general and administrative expenses is due to annual increases in pay rates and medical plan insurance accruals, as well as an increase in personnel. However, for the three-month and nine-month periods ended June 30, 2003, general and administrative expenses, as percentages of net earned revenue, decreased compared to the same periods in 2002. This decrease was primarily due to increased chargeability, allowing for slower growth in indirect labor, or non-chargeable time.

Consolidated Results

Other income (expenses):

Other income and expense primarily consists of interest and dividend income and interest expense. Total other income (expense) were $178,000 and ($161,000) for the three-month periods ended June 30, 2003 and 2002, respectively. For the nine-month periods ended June 30, 2003 and 2002, total other income (expense) were $80,000 and ($449,000), respectively. Increases in other income are due to gains on the sale of fixed assets.

Net Income:

Net income was $5.7 million and $3.9 million for the three-month periods ended June 30, 2003 and 2002. For the nine-month period ended June 30, 2003, net income was $13.3 million as compared to $10.4 million for the same period in 2002. The percentage of net income to net earned revenue increased from 5.7% for the three-month period ended June 30, 2002 to 6.9% for the same period in 2003. For the nine-month period ended June 30, 2003, the percentage of net income to net earned revenue was 5.9% as compared to 5.3% for the same period in 2002. The increase in 2003 was a result of increased chargeability and improved cost control, offset by an increased effective tax rate for the nine-month period June 30, 2003. As a result of improved cost control and improved profitability, direct expenses, direct salaries and general and administrative expenses increased at a smaller percentage than net earned revenue. General and administrative costs increased due to annual increases in pay rates and increases in the accrual of insurance expenses related to our medical plan. In addition, the Company’s employment turnover rate has been decreasing, allowing for additional general and administrative cost savings.

Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash provided by operating activities totaled $13.9 million for the nine months ended June 30, 2003 as compared to net cash provided by operating activities of $12.0 million for the same period in 2002. The increase is primarily a result of the increase in accounts payable, other current assets and net income, offset by the increase in unbilled fees. The increase in unbilled fees is attributable, in part, to a new electronic billing system labeled Consultant Invoice Transmittal System (“CITS”), implemented by FDOT on new contracts. The new electronic billing procedures have temporarily delayed some of our FDOT billings by several months as a result of set-up procedures FDOT must under-go with each new contract, and each contract amendment thereafter. Once the contract set-up is complete, billing will resume on a monthly basis, with payments expected within one month’s time. Thereafter, billing and payment can be delayed for the set-up of contract amendments and contract changes. Fluctuations in accounts payable are related to direct expenses, where the timing of payment to subcontractors is directly related to the collection of related receivables.

Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not previously paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock in the foreseeable future. All earnings are retained for investment in our business.

Approximately 90% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contract. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. The unbilled fees account increased $10.8 million from $30.1 million at September 30, 2002 to $40.9 million at June 30, 2003. The number of days outstanding for unbilled fees was 39 days at June 30, 2003 and 32 days at September 30, 2002. By comparison, according to PSMJ Resources, Inc., the average days outstanding for unbilled fees for design firms of comparable size was 29.7 days in 2002 and 27.5 days in 2001.

The allowance for doubtful accounts decreased to $1.3 million at June 30, 2003, from $1.4 at September 30, 2002. The number of day’s sales outstanding for accounts receivable was approximately 44 days at June 30, 2003 and 49 days at September 30, 2002. According to PSMJ Resources, Inc. the

average days sales outstanding for accounts receivables for design firms of a comparable size was 66.5 days in 2002 and 69.8 days in 2001.

Cash Flows from Investing Activities

Net cash used in investing activities was $10.4 million for the nine months ended June 30, 2003 as compared to $4.1 million for the same period in 2002. Investing activity typically consists of fixed asset purchases, such as survey equipment, computer equipment, furniture and leasehold improvements. However, on December 1, 2002, the Company acquired 100% of the stock of Durham Technologies, Inc. (“DTI”) for $1.5 million, net of cash acquired. The acquisition of DTI contributes to the Company’s goal of enhancing its presence in the growing Emergency Management Services market. DTI’s area of specialty includes risk management and risk assessment for public sector clients, primarily Federal. The acquisition is accounted for using the purchase method of accounting, and the results of operations are included from the respective date of acquisition. On March 19, 2003, the Company signed a purchase agreement to acquired 100% of the stock of Welker & Associates, Inc. (“Welker”) for $3.6 million in cash and $400,000 in restricted stock, totaling a purchase price of $4.0 million. Welker contributes to the Company’s goal of enhancing its presence in the growing Atlanta market. Welker’s areas of specialty include water, wastewater and storm-water management for Georgia’s local governments. In addition, during the three-month period ended June 30, 2003, the Company sold real estate for a gain of $248,000.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended June 30, 2003 was $2.1 million, as compared to $2.3 million for the same period in 2002. The decrease in cash used in financing activities is primarily attributable to a reduction in the amount of common stock re-purchased from retired directors.

Capital Resources

As of June 30, 2003, the Company had a $58 million revolving line of credit agreement, inclusive of $3 million in letters of credit, with a bank. On May 6, 2003, this agreement was amended to increase the maximum aggregate principal amount from $37 million to $55 million. All other terms of the agreement remain the same. The revolving line of credit expires June 30, 2005. The interest rate (1.62% and 2.31% at June 30, 2003 and September 30, 2002, respectively) on the revolving line of credit ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt average ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 and 3.0. The amounts outstanding under the revolving line of credit were $18.4 million and $12.1 million as of June 30, 2003 and September 30, 2002, respectively. The increase in the line of credit was directly related to the reduction in accounts payable, the payment of employee bonuses related to fiscal year 2002, the DTI acquisition and the Welker acquisition. The revolving line of credit is collateralized by substantially all of our assets.

Our capital expenditures are generally for purchases of property and equipment. The Company spent $5.7 million and $4.6 million on such expenditures for the nine months ended June 30, 2003 and 2002. The Company spent $1.5 million and $834,000 on such expenditures for the three months ended June 30, 2003 and 2002, respectively.

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

We believe that our exposure to market risks is minimal. We do not hold market-risk sensitive instruments for trading purposes. We entered into one derivative financial instrument, a swap agreement, to hedge cash flows related to the LIBOR interest rate risk. Both at inception of the hedge and on an ongoing basis, we assume there is no ineffectiveness in the hedging relationship of interest rate risk involving interest-bearing debt and the interest-rate swap. The effectiveness of the hedge is evaluated on a quarterly basis. Based on a hypothetical 1% point increase in the period ending market interest rate as of June 30, 2003, the change in the fair value of this liability would be approximately $200,000. We believe this instrument will be highly effective in the hedging of cash flows. We hold no other financial instruments or derivative commodity instruments to hedge any market risk, nor do we currently plan to employ them in the near future.

The interest rate (1.62% and 2.31% at June 30, 2003 and September 30, 2002, respectively) on our revolving line of credit and term loan ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The Company mitigates interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit or term loan. As of June 30, 2003, the fair value of the debt is consistent with the outstanding principal balance.

The interest rates under our revolving line of credit and term loan are variable. To the extent that we have borrowings outstanding, there may be market risk relating to the amount of such borrowings, however, our exposure is minimal due to the short-term nature of these borrowings.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures:

John B. Zumwalt, III, our Chief Executive Officer, and Richard A. Wickett, our Chief Financial Officer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), within 90 days of the date of this report and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission’s rules and regulations.

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

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits –

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K – None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PBSJ CORPORATION

Dated: August 14, 2003	By	/s/ RICHARD A. WICKETT
Richard A. Wickett Chairman, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RICHARD A. WICKETT Richard A. Wickett	Chairman, Chief Financial Officer and Treasurer	August 14, 2003

/s/ JOHN B. ZUMWALT, III John B. Zumwalt, III	Vice Chairman, President and Chief Executive Officer	August 14, 2003

/s/ ROBERT J. PAULSEN Robert J. Paulsen	Executive Vice President and Secretary	August 14, 2003

/s/ JOHN S. SHEARER John S. Shearer	Senior Vice President	August 14, 2003

/s/ TODD J. KENNER Todd J. Kenner	Senior Vice President	August 14, 2003

/s/ H. MICHAEL DYE H. Michael Dye	Vice President	August 14, 2003

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.