Form 10-K
period 2003-09-30
PBSJ CORP /FL/
filed 2003-12-19
CIK 1117414

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

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

Common Stock ($.00067 Par Value)

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

The number of shares of Common Stock outstanding as of November 30, 2003 was 7,895,581. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the $22.50 closing price for the registrant’s Common Stock on December 30, 2003 was approximately $58,459,275. Directors, executive officers and 10% or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates information by reference from the registrant’s definitive Proxy Statement to be used in conjunction with its fiscal 2004 Annual Meeting of Shareholders.

THE PBSJ CORPORATION

FORM 10-K

SEPTEMBER 30, 2003

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward looking statements include, among others, our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, changes in general economic conditions and interest rates, the risk that the Internal Revenue Service or the courts may not accept the amount or nature of one or more items of deduction, loss, income or gain as reported by the Company for tax purposes and the possible outcome of pending litigation and our actions in connection with such litigation. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

General

The PBSJ Corporation and its subsidiaries is an employee-owned professional services organization that provides a broad range of planning, design and construction services to a variety of public and private sector clients. Our four major business segments are transportation, environmental, civil engineering and construction management, representing 41%, 27%, 17%, and 15%, respectively, of our fiscal 2003 revenues. We utilize our expertise in engineering, planning, management, environmental, architectural and surveying disciplines to solve complex problems in each of these basic service areas. We provide these services through our staff of approximately 3,200 professional, technical and support personnel. We believe our multi-disciplinary approach to problems facilitates our ability to effectively meet the needs of our clients.

Since our founding in 1960, we have grown from a small civil engineering practice with operations only in South Florida to a national design firm offering a full range of engineering, architectural and planning services throughout the United States. Evidencing this, in 2003, Engineering News-Record ranked Post, Buckley, Schuh & Jernigan, Inc. 5th on its list of the top 100 pure design firms (traditional design firms with no construction capability) in the United States, based on design revenue. During fiscal 2003, we provided services to approximately 3,000 clients in the public and private sectors. Approximately 95% of our clients had previously used our services. In fiscal 2003, 79% of our net revenues were derived from the public sector and 21% from the private sector.

We have built an organization composed of highly skilled professionals and top-level technical and administrative personnel with a wide variety of scientific, engineering, architectural and management resources. These resources enable us to develop and implement innovative long-term solutions to the complex problems of our clients, many of which are the subject of public concern and extensive governmental regulation. We assist our clients in responding to these concerns, in obtaining governmental permits and approvals and in complying with applicable laws and regulations.

We began operations on February 29, 1960. Our holding company, The PBSJ Corporation, was incorporated in 1973. We engage in business primarily through two wholly-owned subsidiaries: Post, Buckley, Schuh & Jernigan, Inc., a Florida corporation (through which we provide the majority of our engineering, architectural and planning services) and PBS&J Construction Services, Inc. (through which we provide the majority of our construction management services). In addition, we have two other active subsidiaries: Seminole Development Corporation (through which we hold title to certain of our real property); and Post, Buckley International, Inc. (through which we provide services to our international clients). During the fiscal year ended September 30, 2003, Post Buckley International, Inc. did not generate any revenues from international clients. In this Form 10-K, all references to “PBSJ” or “our” operations refer to The PBSJ Corporation and its wholly-owned subsidiaries and the activities of these entities on a consolidated basis. Our executive offices are located at 2001 N.W. 107th Avenue, Miami, Florida.

Acquisitions

Throughout our history, PBSJ has made selected strategic acquisitions to increase the firm’s geographic presence in the West and Central regions, to enhance its technical capabilities firm-wide and to solidify our operations in the Eastern region. Once we acquire a firm it is integrated and consolidated into our existing operations and the subsidiary ceases to exist as a separate operating entity. The following acquisitions occurred in the last three years:

o	January 2001 – J. Powell & Associates, Inc. The Company acquired certain assets from J. Powell & Associates, Inc., on January 1, 2001 for $2.2 million less the amount of J. Powell’s accrued vacation at January 1, 2001. The assets acquired include fixed assets, goodwill, of the trade name and deposits on leased properties. The acquisition of these assets contributed to the Company’s goal of increasing its presence in the Western region. J. Powell’s areas of specialty included civil engineering, environmental engineering and construction management in both the private and public sectors. The acquisition was accounted for using the purchase method of accounting, and the results of operations were included as of the respective date of acquisition, which is January 1, 2001.

o	The Company acquired the stock of Durham Technologies, Inc. (“DTI”) on December 1, 2002 for $1.5 million, net of cash acquired. The acquisition of DTI contributes to the Company’s goal of enhancing its presence in the growing civil engineering market in the surrounding Atlanta area. DTI’s area of specialty includes risk management and risk assessment for public sector clients, primarily Federal. The purchase price has been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $1.7 million, including approximately $0.7 million of goodwill, $0.5 million of identifiable intangible assets and liabilities of $0.2 million. The results of operations are included from the date of acquisition.

o	On March 19, 2003, the Company acquired the stock of Welker & Associates, Inc. (“Welker”) for $4.4 million, comprised of $4.0 million in cash and $400,000 of the Company’s common stock. The acquisition of Welker contributes to the Company’s goal of enhancing its presence in the growing Atlanta market. Welker’s areas of specialty include water, wastewater and stormwater management for Georgia’s local governments. The purchase price has been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $5.1 million, including approximately $2.2 million of goodwill, $1.2 million of identifiable intangible assets and liabilities of $0.7 million.

Business Segments

The following table sets forth our revenues, in thousands, from each of our four basic business segments for each of the three years ended September 30, 2003, 2002, and 2001, and the approximate percentage of our total revenues attributable to each business segment:

	2003		2002		2001
	(dollars in thousands)
	Revenues	%	Revenues	%	Revenues	%
Transportation	$158,675	41%	$143,655	42%	$128,098	41%
Environmental	106,799	27	91,124	26	75,676	24
Civil Engineering	65,099	17	65,115	19	70,104	22
Construction Management	58,583	15	44,567	13	40,228	13

Additional information concerning segment profit and loss and assets is set forth in Item 7 under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 8, Note 12 of “Notes to Financial Statements” which are incorporated herein by reference.

Transportation

Industry Overview

The need to modernize and upgrade the transportation infrastructure in the United States has been a source of continued business for us through the last ten years. Fueling the initial growth in this market was the Intermodal Surface Transportation Efficiency Act (“ISTEA”) of 1991. ISTEA placed funding emphasis on intermodalism and transportation efficiency, and established comprehensive planning systems. In 1998, ISTEA was reauthorized as the Transportation Equity Act for the 21st Century (“TEA-21”). TEA-21 earmarks $218 billion for highway and transit projects through 2003. Although a United States federal program, TEA-21 provides state and local governments considerable flexibility in project selection. TEA-21 has been extended through February, 2004 and will likely be reauthorized through 2009 at similar funding levels. In 2000, the Federal Government established the Wendell H. Ford Aviation Act for the 21st Century (“AIR-21”). This greatly increased aviation capital improvement funding nationwide.

Our Services

Our activities in this area generally involve planning, design, right of way acquisition, development and design of intelligent transportation services and program construction management services for multiple transportation modes, including interstate and primary highways, tollroads, arterials, bridges, transit systems, airports and port facilities. We currently serve 15 state departments of transportation throughout the United States and numerous tollroad, transit, and aviation authorities.

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

During 2003, projects in our Transportation Division included:

•	Providing General Engineering Consulting Services to a number of Tollroad agencies including:

➢	Florida’s Turnpike Enterprise

➢	Orlando Orange County Expressway Authority

➢	Miami Dade Expressway Authority

➢	Texas Turnpike Authority

•	Providing business planning and program development support to North Carolina’s new Turnpike Authority Board.

•	Preparation of an Environmental Impact Statement for I-70 improvements and a transit rail connection between downtown Denver and the Denver International Airport.

•	Providing Intelligent Transportation System design for the Advanced Traveler Information System and Advanced Traffic Management System on I-95 in Jacksonville, Florida.

•	Providing engineering support services for a new East-West Runway at George Bush International Airport in Houston, Texas.

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

Our Services

Our Environmental business segment focuses on the delivery of planning, design and construction management services for private and public sector clients related to:

Air Quality Management	Flood Insurance Studies

Energy Planning	Hazardous and Solid Waste Management

Cultural Resources Assessments	Information Solutions

Ecological Studies	Wastewater Treatment

Environmental Toxicology Analysis	Water Resources

Aquatic Treatment Systems	Water Supply and Treatment

During 2003, projects in our Environmental business segment included:

•	A multi-year contract with the Federal Emergency Management Agency (“FEMA”) to serve as Flood Mapping Coordination Contractor for FEMA’s Central Region V (Illinois, Indiana, Michigan, Ohio, Minnesota and Wisconsin), Central Region VI (Texas, Oklahoma, Arkansas, Louisiana and New Mexico) and Central Region VII (Nebraska, Kansas, Idaho and Missouri).

•	Providing engineering services during construction of the Washington Suburban Sanitary Commission’s 20-million-gallons-per-day advanced Seneca Wastewater Treatment Plant in Montgomery County, Maryland, which utilizes biological nutrient removal.

•	The state of Florida and the Federal government have reached an agreement to implement a Comprehensive Everglades Restoration Project (“CERP”) in south Florida. The CERP is budgeted to cost over $8 billion and the cost is to be shared equally between the Federal Government and the state and local agencies. The PBS&J team was selected by the Corps of Engineers to provide program management support activities on the Federal portion of the CERP. The joint venture contract is budgeted for up to $6 million/year and the contract is for 3 years with provisions for up to 5 renewal periods.

•	The City of San Diego, California, has retained PBSJ to conduct a series of condition assessment investigations as part of a 10-year, $1.2-billion sewer assessment and rehabilitation program (one of the largest undertakings in the country) with the express purpose of reducing overflows and beach closures in San Diego County. With offices in Encinitas and San Diego, and an existing, strong relationship with the City; and substantial national resources to support this effort, PBSJ is uniquely poised to assist the City with this important program.

Civil Engineering

Industry Overview

After several years of poor economic conditions, the economy began to show signs of slow recovery. Despite general economic conditions, spending and investment varied greatly between the markets we serve. Federal spending remained strong especially in the area of national defense, which increased opportunity and fortified our strategy for greater balance between the public and private sectors. The state and local government markets remained weak but the market for our specialized services in the area of risk and emergency management strengthened. The private sector began to strengthen in the second half of the year, although corporate development markets remained weak the residential sector spurred by low interest rates improved.

Near term expectations are for the Federal sector to remain strong. As the economy expands its recovery, the private sector will strengthen. State and local governments markets will remain weak but will improve as increased tax revenue from private sector recovery trickles into the government sector.

Our Civil business will continue to focus its portfolio strategy to balance the public and private sectors with emphasis on the specialized Federal National Defense market and the disaster mitigation, response and emergency management market for state and local governments. We will continue our commitment to the private sector corporate real estate development and residential housing markets. Advanced technology application will be our strategy for competitive advantage and distinctiveness. These technologies include Geodata/Geographic Information Systems, database design and development, Global Positioning Systems (GPS) and advanced data collection systems including Laser based imaging and measurement, and application of web collaboration tools.

Our Services

Our Civil Engineering business provides general civil engineering as well as specialized services to public and private clients. Included in these services are: site engineering and surveys, infrastructure engineering, master planning, disaster mitigation planning and response, asset assessment and management, emergency management and architectural and landscape design.

Examples of our 2003 projects are as follows:

•	Emergency response and debris removal over a nine county area in North Carolina in response to two consecutive major ice storm events. Services included management, field inspection, oversight of specialized contractors and grant administration assistance for the North Carolina Department of Transportation.

•	Engineering and architectural services for repair, maintenance, alteration and new construction for USDA research laboratories throughout the U.S. and its territories.

•	Facility assessment, utilization studies, and map conversion services at 97 U.S. Army installations and 36 Department of Defense Dependant Schools across Europe for the U.S. Army Corps of Engineers.

•	Development of a comprehensive Master Plan for Fort Belvoir for the U.S. Army Corps of Engineers. Existing and planned assets include 3,000 housing units, a new hospital, museum, headquarters and other administrative areas.

•	Regional Strategic Plan for the U.S. Coast Guard. Encompasses all regional facilities including air station, waterfront facilities, 49 buildings and 25 acres at five locations.

•	Engineering Services for a master planned, mixed use development known as Baldwin Park on the former Orlando Naval Training Center.

•	Development of a Multi-Hazard Mitigation Plan for the Houston Galveston Area Council. The plan will implement risk assessment and all-hazard mitigation for the Greater Houston Area.

•	Continued development, testing, and integration of the HAZUS-MH software, models and GIS data for the National Institute of Building Services and the Federal Emergency Management Agency (FEMA). The model is designed to quantify the consequences of natural disaster events, hurricanes, floods, and earthquakes.

•	Engineering Design Services to correct ADA deficiencies at 22 schools for the Miami-Dade Public Schools. The work involves modification of facilities to meet or exceed the needs of the disabled.

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

During 2003, projects in our Construction Management Division included:

•	Providing construction engineering and inspection services to the Departments of Transportation in Alabama, Arkansas, Colorado, Nevada, Texas, Florida, Georgia, North Carolina and Mississippi as well as to various municipalities such as Cobb County Water & Sewer Department, GA; Collier County, FL; Commerce City, CO; Douglas County, CO; and Fulton County, GA .

•	Providing construction administration to the Clark County (Nevada) Department of Public Works, as well as the City of Oceanside (California).

•	Performing Structural Inspection Services for hurricane shelters for the State of Florida, Department of Community Affairs.

•	Performing Vertical Code Compliance for Miami-Dade Community College (Florida).

•	Providing comprehensive services, including cost estimating, scheduling and construction claims reviews, to the school boards of Miami-Dade County and Broward County, Florida; York County, SC; Cobb County DOT in Georgia and TTA (Texas Turnpike Authority – now included as a part of TxDot).

•	Providing construction-related services to BellSouth throughout Florida and Georgia, including quality assurance inspections, verification of contractor’s invoices, damage inspections and responding to natural disasters.

•	Providing construction inspection services nationally to the National Park Service and Federal Highway Administration’s Central and Western Lands Division.

•	Working as the Owner’s Representative providing construction management for a twin high-rise vertical project in Miami, Florida.

Other Services

Among our four national business segments, we have a National Information Solutions Division to address the digital infrastructure needs of our clients. These services include: needs analysis, training, database design and development, desktop and web-based application development, system integration, and geographic information systems. Recent projects, which have allowed our information solutions to address client needs include:

•	Development and implementation of numerous web-based GIS tools for operations, customer service, and master planning for Orange County Utilities, Florida greatly enhancing their daily business processes.

•	Development and deployment of robust desktop software tools for full automation of FEMA’s Digital Flood Insurance Rate Map (DFIRM) production process and the development and enhancement of the FEMA DFIRM geodatabase model.

•	Development of the Watershed Environmental Baseline (WEB) Map geodatabase model for Harris County Flood Control District, Texas to provide the foundational environment for all upcoming watershed basin analysis projects in the region.

•	Development of automated data collection tools for various transportation and transit project nationwide, including support for environmental assessment for Colorado DOT and for Fairfax County, Virginia.

•	Development and deployment of Watershed Analyst Version 1 for automated pre/post processing for hydrologic and hydraulic modeling in support of watershed/basin studies and floodplain determination.

•	Enhancement of ROW TRACKER, a robust web-based application for full automation of the right-of-way acquisition process in use by numerous PBS&J clients nationwide.

•	Development of an automated web-based system for debris removal management in support of large natural disaster events on the US east coast including winter ice storms in North Carolina and Hurricane Isabel in Virginia.

Clients

Through our four national business segments, we provide our services to a broad range of clients, including state, local and municipal agencies, the Federal government and private sector businesses. Our state and local government clients include approximately 15 state departments of transportation, water utilities, local power generators, waste water treatment agencies, environmental protection agencies, schools and colleges, law enforcement, judiciary, hospitals and healthcare providers. During 2003, we provided services to Federal agencies, including the Army Corps of Engineers, EPA, Navy, Air Force, Coast Guard, United States Postal Service, FEMA, National Parks Service, and Department of Energy, and local entities. Our contracts with federal, state and local entities are subject to various methods of determining fees and costs. See “Contract Pricing and Terms of Engagement” for further discussion of our pricing arrangements with governmental clients.

Our private sector clients include retail and commercial, entertainment, railroad, petro-chemical, food, telecommunications, oil and gas, power, semi-conductor, transportation, technology, public utility, mining and forest products entities. The table below indicates the revenue generated, by client type, for each of the three years ended September 30, 2003, 2002 and 2001.

	2003		2002		2001
	(dollars in thousands)
Domestic
Local and state agencies	$277,462	71%	$237,165	69%	$201,037	64%
Federal agencies	31,600	8	26,494	8	21,530	7
Private businesses	80,094	21	80,562	23	89,735	28
International	—	0	240	0	1,804	1

Total	$389,156	100%	$344,461	100%	$314,106	100%

In 2003, we derived approximately 18% of our engineering fees from various districts and departments of the Florida Department of Transportation (“FDOT”) under numerous contracts. While we believe the loss of any individual contract would not have a material adverse effect on our results of operations and would not adversely impact our ability to continue work under our other contracts with the FDOT, the loss of all the

FDOT contracts would have a material adverse effect on our results of operations by causing a material decrease in our revenues and profits.

International Business

During fiscal 2003, we did not have any revenues from international operations. Prior to fiscal 2003, these revenues had been declining since we were not entering into any new international contracts. We do not currently have any plans to expand or grow our international operations.

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

Contract Pricing and Terms of Engagement

We earn our revenues for the various types of services we provide through cost-plus, time-and-materials, fixed price contracts, and contracts which combine any of these methods.

Cost-Plus Contracts. Under our cost-plus contracts, we charge clients negotiated rates based on our direct and indirect costs. Labor costs and sub-contractor services are the principal components of our direct costs. Federal Acquisition Regulations, which are applicable to all Federal government contracts and which are partially incorporated in many local and state agency contracts, limit the recovery of certain specified indirect costs or contracts subject to such regulations. In negotiating a cost-plus contract, we estimate all recoverable direct and indirect costs and then add a profit component, which is either a percentage of total recoverable costs or a fixed negotiated fee, to arrive at a total dollar estimate for the project. We receive payment based on the total actual number of labor hours expended. If the actual total number of labor hours is lower than estimated, the revenues from that project will be lower than estimated. If the actual labor hours expended exceed the initial negotiated amount, we must obtain a contract modification to receive payment for such overage. During fiscal 2003, approximately 18% of our contracts were cost-plus contracts, primarily with state and local government agencies.

Cost-plus contracts covered by Federal Acquisition Regulations and certain state and local agencies require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs. There are no open or pending audits by federal or state authorities as of September 30, 2003. The result of our last audit for the year ended September 30, 2002 resulted in no adjustments. Our contracts with governmental entities, once executed, are not subject to renegotiation of profits at the election of the government, however, they are subject to continued funding. Our contracts generally provide that we receive our profit on a periodic basis through the course of the project. Therefore, if a governmental agency fails to fund for a successive year, our profit will have been proportionally received as recognized.

Time-and-Materials Contracts. Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on actual time expended. In addition, clients reimburse us for the actual out-of-pocket costs of materials and other direct incidental expenditures incurred in connection with performing the contract. Our profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs directly charged or allocated to contracts compared with negotiated billing rates. During fiscal 2003, approximately 59% of our contracts were time-and-materials contracts, primarily with federal, state and local agencies, as well as some private sector clients.

Fixed-Price Contracts. Under our fixed-price contracts, clients pay us an agreed sum negotiated in advance for the specified scope of work. Under fixed-price contracts, we make no payment adjustments if we over-estimate or under-estimate the number of labor hours required to complete the project, unless there is a change of scope in the work to be performed. Accordingly, our profit margin will increase to the extent the number of labor hours and other costs are below the contracted amounts. The profit margin will decrease and we may realize a loss on the project if the number of labor hours required and other costs exceed the estimate. During fiscal 2003, approximately 23% of our contracts were fixed-price contracts, primarily with private sector clients.

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

Backlog

Our backlog for services was estimated to be approximately $331.8 million and $339.0 million as of September 30, 2003 and 2002, respectively. We define backlog as contracted task orders less previously recognized revenue on such task orders. U.S. government agencies, and many state and local governmental agencies, operate under annual fiscal appropriations and fund various contracts only on an incremental basis. Our ability to realize revenues from our backlog depends on the availability of funding for various federal, state and local government agencies.

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

Personnel

As of September 30, 2003, we employed approximately 3,200 persons, of which approximately 360 were part time employees. Most of our employees are professional or technical personnel having specialized training and skills, including engineers, architects, analysts, scientists, management specialists, technical writers and skilled technicians. Although many of our personnel are highly specialized in certain areas and while there is a nationwide shortage of certain qualified technical personnel, we are not currently experiencing any material difficulty in obtaining the personnel we require to perform under our contracts. We believe that our future growth and success will depend, in large part, upon our continued ability to attract and retain highly qualified personnel. We believe our employee relations to be good.

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

We seek to protect PBSJ from potential liabilities by obtaining indemnification, where possible, from our public and private sector clients. However, even when we obtain such indemnification, it is generally not available if we fail to satisfy specified standards of care in performing our services or if the indemnifying person has insufficient assets to cover the liability. Therefore, we also seek to protect PBSJ by maintaining a full range of insurance coverage, including worker’s compensation, general and professional liability (including pollution liability) and property coverage. Our professional liability coverage is on a claims made basis (which means that the policy provides liability coverage for all claims made during the policy period, regardless of when the action occurred), while the rest of our insurance coverage is on an occurrence basis (which means that the policy provides liability coverage only for injury or damage arising from an action that occurs during the policy period, regardless of when the claim is actually made). Our professional liability insurance provides for annual coverage of up to $30 million with an annual deductible of $3.0 million. Based upon our previous experience with such claims and lawsuits, we believe our insurance coverage is adequate for all of our present operational activities, although there can be no assurances that such coverage will prove to be adequate in all cases. A successful claim or claims in an amount in excess of our insurance coverage for which there is not coverage could have a material adverse effect on our financial position and results of operation.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our web site, www.pbsj.com, as soon as reasonably practicable after they are filed electronically with the SEC. We are providing the address to our internet site solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the web site into this report.

ITEM 2.	PROPERTIES

We own our executive offices located at 2001 N.W. 107th Avenue, Miami, Florida 33172, which consists of approximately 100,000 square feet of office space. We own our Orlando office located at 482 South Keller Road, Orlando, Florida 32810, which consists of approximately 90,000 square feet of office space. The Orlando office building is held as collateral under the Company’s mortgage note. We own two additional office buildings in Homestead, Florida and Hollywood, Florida through our wholly-owned subsidiary, Seminole Development Corporation. The Homestead property is currently being leased to a third party. The Hollywood office is used for providing professional services to clients.

We lease an additional 71 offices in 19 states in the United States and Puerto Rico, all of which are used for our four major business segments. Aggregate lease payments during fiscal year 2003 were approximately $11.4 million.

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

As of November 30, 2003 there were no shares of common stock that were subject to outstanding warrants or options to purchase, or securities convertible into, our common stock, and no shares of our common stock could be sold pursuant to Rule 144 under the Securities Act. No shares of our common stock are being, or have been, publicly offered.

As of November 30, 2003, there were 7,895,581 shares of common stock outstanding and held of record by 763 shareholders.

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

The following table sets forth selected historical financial data as of and for the years ended September 30, 2003, 2002, 2001, 2000 and 1999. The financial data for each of the fiscal years has been derived from, and is qualified by reference to, our audited financial statements. You should read the information set forth below in conjunction with our consolidated Financial Statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	Year Ended September 30,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Operating Data:
Engineering fees	$389,156	$344,461	$314,106	$262,525	$241,417
Net earned revenue	306,479	266,326	236,216	196,830	180,637
Net income	17,191	13,408	12,535	10,490	5,446

Balance Sheet Data (at end of period):
Working capital	$42,413	$37,648	$24,753	$18,752	$31,721
Total assets	156,877	136,403	129,004	120,306	103,835
Long-term debt, less current portion	17,350	20,996	9,929	10,800	13,337
Total stockholders’ equity	69,463	58,747	58,704	49,198	45,270

ITEM. 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the percentage of net earned revenue represented by the items in our consolidated statements of income:

	Year ended September 30,
	2003	2002	2001

Engineering fees	127.0%	129.3%	133.0%
Direct expenses	27.0	29.3	33.0

Net earned revenue	100.0	100.0	100.0

Costs and expenses:
Direct salaries	36.1	36.3	36.5
General and administrative expenses	55.3	56.3	55.9

Operating income	8.6	7.4	7.6
Interest expense	(0.3)	(0.4)	(0.5)
Other, net	0.5	0.2	0.2

Income before income taxes	8.8	7.2	7.3
Provision for income taxes	3.2	2.2	2.0

Net income	5.6%	5.0%	5.3%

A summary of operating results is as follows for each of the years ended September 30 (dollars in thousands):

	2003	2002	2001

Engineering fees	$389,156	$344,461	$314,106
Direct expenses	82,677	78,135	77,890

Net earned revenue	306,479	266,326	236,216

Costs and expenses	280,239	246,704	218,317

Operating income	26,240	19,622	17,899

Other income (expenses)	568	(469)	(556)
Provision for income taxes	9,617	5,745	4,808

Net income	$17,191	$13,408	$12,535

Segment Results of Operations

Our businesses are reported as four segments, reflecting our management methodology and structure. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements. We evaluate performance based on operating profit of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for 2003 as compared to 2002 and 2002 as compared to 2001.

Transportation

	2003	% Change	2002	% Change	2001
	(dollars in thousands)

Engineering Fees	$158,675	10.5%	$143,655	12.1%	$128,098

Direct Expenses	35,573	0.6	35,351	(3.2)	36,538

Net Earned Revenue	123,102	13.7	108,304	18.3	91,560

Costs and Expenses	110,263	14.0	96,694	18.2	81,794

Operating Income	$12,840	10.6%	$11,610	18.9%	$9,766

2003 Compared To 2002

Engineering fees of $158.7 million for 2003 increased 10.5% as compared to 2002. Higher volumes from continued strength in the transportation services market and engineering fees from new projects were the primary contributors to this increase during 2003.

Reported net earned revenue was $123.1 million during 2003 as compared to $108.3 million for the same period in 2002, representing an increase of 13.7%. Net earned revenue increased at a greater percentage than engineering fees due to a 0.6% increase in direct expenses, from $35.4 million in 2002 to $35.6 million in 2003. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and sub-contractor expenses. Direct expenses, as a percentage of net earned revenue, were 28.9% for 2003 as compared to 32.6% for 2002. The decrease in direct expenses, as a percentage of net earned revenue, is due to the decreased use of sub-consultants as a result of additional hiring and reduced employee turnover.

Reported operating income was $12.8 million for 2003 as compared to $11.6 million for 2002, representing an increase of 10.6%. Operating income, as a percentage of net earned revenue, was 10.4% for 2003 and 10.7% for 2002. The increase in operating income for 2003 is due to improved chargeability and improved general and administrative cost control. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries were $45.1 million for 2003 as compared to $39.0 million for 2002, representing an increase of 15.5%. The increase in direct salaries is directly related to the growth in net earned revenue, and results from the decreased use of sub-consultants, increased chargeability and a reduced employee turnover rate since 2002. General and administrative expenses increased 13.1%, from $57.7 million in 2002 to $65.2 million for the same period in 2003. The increase in general and administrative expenses is due to annual increases in pay rates and medical plan insurance accruals, as well as an increase in personnel. However, general and administrative expenses, as a percentage of net earned revenue, decreased compared to the same period in 2002. This decrease was primarily due to increased chargeability, allowing for slower growth in indirect labor, or non-chargeable time.

2002 Compared To 2001

Engineering fees of $143.7 million for 2002 increased 12.1% as compared to 2001. Higher volumes from continued strength in the transportation services market and engineering fees from new projects were the primary contributors to this increase during 2002.

Reported net earned revenue was $108.3 million during 2002 as compared to $91.6 million in 2001, representing an increase of 18.3%. Net earned revenue increased at a greater percentage than engineering fees due to a 3.2% decrease in direct expenses, from $36.5 million in 2001 to $35.4 million in 2002. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses were $35.4 million during 2002 as compared to $36.5 during 2001, representing a decrease of 3.2%. Direct expenses, as a percentage of net earned revenue was 32.6% in 2002 as compared to 39.9% in 2001. The decrease in direct expenses and direct expenses as a percentage of net earned revenue, was due to the decreased use of sub-consultants as a result of additional hiring and reduced employee turnover.

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

Civil Engineering

	2003	% Change	2002	% Change	2001
	(dollars in thousands)

Engineering Fees	$65,099	0.0%	$65,115	(7.1)%	$70,104

Direct Expenses	9,266	(26.1)	12,544	(10.5)	14,022

Net Earned Revenue	55,833	6.2	52,571	(6.3)	56,082

Costs and Expenses	54,275	0.6	53,965	(3.6)	55,987

Operating (Loss) Income	$1,558	211.8%	($1,394)	(1567.4)%	$95

2003 Compared To 2002

Engineering fees were $65.1 million for 2003 and 2002. Although engineering fees remained consistent from 2002 to 2003, increases in chargeability and reductions in costs allowed this segment to improve its earnings in 2003, as compared to 2002. This improvement is attributed to several factors. One of these factors was the acquisition of Durham Technologies, Inc. (“DTI”) on December 1, 2002. DTI specializes in risk and emergency management services for public sector clients, primarily Federal. Another factor in the improvement of this segment is a profitable emergency response project involving ice storm clean up in the Eastern region of the United States. Lastly, this segment has increased its chargeability and made significant steps toward improving project and contract management.

Reported net earned revenue was $55.8 million for 2003 as compared to $52.6 million for 2002, representing an increase of 6.2%. Net earned revenue increased at a higher rate than engineering fees as a result of the reduction in direct expenses. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and sub-contractor expenses. Direct expenses were $9.3 million during 2003 as compared to $12.5 million for 2002, representing a decrease of 26.1%. Direct expenses, as a percentage of net earned revenue, were 16.6% for 2003 as compared to 23.9% for 2002. The decrease in direct expenses and direct expenses as a percentage of net earned revenue, is due to the decreased use of sub-consultants as a result of the slowdown in the economy and the increase in chargeability internally.

Reported operating income was $1.6 million for 2003 as compared to operating loss of $1.4 million for 2002, representing an increase of 211.8%. Operating income (loss), as a percentage of net earned revenue, was 2.8% for 2003 as compared to (2.7%) for 2002. The increase in operating income and operating income as a percentage of net earned revenue, is due to improved chargeability and reduced general and administrative costs, allowing for a reduction in total costs and expenses as a percentage of net earned revenue. Total costs consist of direct labor charges, which are direct salaries that are chargeable to clients, and general and administrative expenses. Direct labor, which increased 4.8% from $19.3 million in 2002 to $20.2 million in 2003, is what drives the increase in chargeability. General and administrative expenses, which decreased 1.8% from $34.7 million in 2002 to $34.1 million in 2003, were 61.0% and 66.0% of net earned revenue for 2003 and 2002, respectively. The decrease in general and administrative expenses, as a percent of net earned revenue, is directly related to increased chargeability, allowing for slower growth in indirect labor, or non-chargeable time. In addition, cut-backs made in direct labor personnel allowed for additional savings in fringe benefit costs, such as medical costs, payroll taxes, vacation accruals and corporate allocations.

2002 Compared To 2001

Engineering fees of $65.1 million for 2002 decreased 7.1% as compared to 2001. This decrease is directly related to reduced chargeability as a result of the slowdown in the economy since late 2000. Civil engineering clients are typically private sector clients. Therefore, they tend to be affected by fluctuations in the economy more than the public sector clients associated with our other segments.

Reported net earned revenue was $52.6 million during 2002 as compared to $56.1 million in 2001, representing a decrease of 6.3%. Net earned revenue increased at a greater rate than engineering fees as a result of the reduction in the use of sub-consultants due to the slowdown in the economy. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and sub-contractor expenses. Direct expenses were $12.5 million during 2002 as compared to $14.0 million in 2001, representing a decrease of 10.5%. Direct expenses, as a percentage of net earned revenue decreased to 23.9% in 2002 from 25.0% in 2001. The decrease in direct expenses and direct expenses as a percentage of net earned revenue was due to the decreased use of sub-consultants as a result of the slowdown in the economy.

Reported operating loss was $1.4 million for 2002 as compared to operating income of $95,000 for 2001, representing a decrease of 1,567.4%. Operating (loss) income, as a percentage of net earned revenue, was (2.7%) for 2002 as compared to 0.2% for 2001. The decrease in operating income and operating income, as a percentage of net earned revenue, is due to a decrease in chargeability and direct labor charges during 2002 as compared to 2001, as a result of the slowed economy during 2002. In an effort to address the decline in this segment, the Company’s management has switched the roles of two key managers. In addition, beginning with fiscal year 2003, many of the Federal program projects will be incorporated into the civil segment. Direct labor charges are direct salaries that are chargeable to clients. These costs, combined with general and administrative expenses, make up the total costs and expenses. General and administrative expenses, which also decreased for 2002 as compared to 2001, were 66.0% and 63.2% of net earned revenue for 2002 and 2001, respectively. Although general and administrative expenses decreased as a result of the reduced revenue activity within this segment, these costs increased as a percentage of net earned revenue.

Environmental

	2003	% Change	2002	% Change	2001
	(Dollars in Thousands)

Engineering Fees	$106,799	17.2%	$91,124	20.4%	$75,676

Direct Expenses	22,761	20.1	18,955	18.3	16,026

Net Earned Revenue	84,038	16.4	72,169	21.0	59,650

Costs and Expenses	77,651	17.0	66,340	20.7	54,976

Operating Income	$6,387	9.6%	$5,829	24.7%	$4,674

2003 Compared To 2002

Engineering fees of $106.8 million for 2003 increased 17.2% as compared to $91.1 million for 2002. Higher volumes from renewed strength in the environmental services market and engineering fees from new projects were the primary contributors to this increase during 2003.

Reported net earned revenue was $84.0 million during 2003 as compared to $72.2 million for 2002, representing an increase of 16.4%. Net earned revenue increased at a slightly smaller percentage than engineering fees for 2003 due to larger increases in direct expenses, specifically sub-contractor expenses. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and sub-contractor expenses. Direct expenses were $22.8 million during 2003 as compared to $19.0 million for 2002, representing an increase of 20.1%. Direct expenses, as a percentage of net earned revenue, increased slightly from 26.3% in 2002 to 27.1% in 2003. The increase in direct expenses and direct expenses, as a percentage of net earned revenue, is primarily due to the hiring of a video inspection sub-consultant to assist with a large job in California, combined with the increased use of sub-consultants in other states to accommodate the internal growth in engineering fees nationwide.

Reported operating income was $6.4 million for 2003 as compared to $5.8 million for 2002, representing an increase of 9.6%. Operating income, as a percentage of net earned revenue, was 7.6% for 2003 as compared to 8.1% in 2002. Although operating income increased in 2003 as compared to the same period in 2002, as a percentage of net earned revenue, operating income decreased due to decreased chargeability during 2003 as compared to 2002. Although chargeability decreased in 2003, costs and expenses increased. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased 12.6%, from $24.8 million in 2002, to $27.9 million for the same period in 2003. The increase in direct salaries is directly related to the increase in net earned revenue. However, direct salaries, as a percentage of net earned revenue, decreased during 2003, as compared to the same periods in 2002, due to decreased chargeability during 2003. General and administrative expenses increased 19.7%, from $41.5 million in 2002 to $49.7 million for the same period in 2003. The increase in general and administrative expenses is primarily due to the increases in indirect labor, as a result of the reduction in chargeability. In addition, the increase in general and administrative expenses is due to annual increases in pay rates and medical plan insurance accruals.

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

Construction Management

	2003	% Change	2002	% Change	2001
	(Dollars in Thousands)

Engineering Fees	$58,583	31.5%	$44,567	10.8%	$40,228

Direct Expenses	15,077	33.6	11,285	(0.2)	11,304

Net Earned Revenue	43,506	30.7	33,282	15.1	28,924

Costs and Expenses	38,050	28.1	29,705	16.2	25,560

Operating Income	$5,456	52.6%	$3,577	6.3%	$3,364

2003 Compared to 2002

Engineering fees of $58.6 million for 2003 increased 31.5% as compared to $44.6 million for 2002. The increase in fees is partly attributable to a profitable emergency response project involving ice storm clean up in the Eastern region of the United States. Higher volumes from renewed strength in the construction services market and engineering fees from new projects were the primary contributors to this increase during 2003.

Reported net earned revenue was $43.5 million for 2003 as compared to $33.3 million for 2002, representing an increase of 30.7%. In 2003, net earned revenue increased at a slightly lesser percentage than engineering fees due to a 33.6% increase in direct expenses. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and sub-contractor expenses. Direct expenses, as a percentage of net earned revenue, were 34.7% for 2003 as compared to 33.9% for 2002. The increase in direct expenses and direct expenses, as a percentage of net earned revenue, is due to the increased use of sub-consultants.

Reported operating income was $5.5 million for 2003 as compared to $3.6 million for 2002, representing an increase of 52.6%. Operating income, as a percentage of net earned revenue, was 12.5% for 2003 as compared to 10.7% for 2002. The increase in operating income and operating income as a percentage of net earned revenue, is due to improved chargeability and a reduction in costs and expenses. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased 28.7%, from $13.6 million in 2002 to $17.4 million for the same period in 2003. The increase in direct salaries is directly related to the growth in net earned revenue, increased chargeability and a reduced employee turnover rate since 2002. General and administrative expenses increased 27.6%, from $16.2 million in 2002 to $20.6 million for the same period in 2003. The increase in general and administrative expenses is due to annual increases in pay rates and medical plan insurance accruals, as well as an increase in personnel. However, in 2003, general and administrative expenses, as a percentage of net earned revenue, decreased compared to 2002. This decrease was primarily due to increased chargeability, allowing for slower growth in indirect labor, or non-chargeable time.

2002 Compared to 2001

Engineering fees of $44.6 million for 2002 increased 10.8% as compared to 2001. Higher volume from renewed strength in the construction services market and engineering fees from new projects were the primary contributors to this increase during 2002.

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

Reported operating income was $3.6 million for 2002 as compared to $3.4 million for 2001, representing an increase of 6.3%. Operating income, as a percentage of net earned revenue, was 10.7% for 2002 as compared to 11.6% for 2001. The increase in operating income is directly related to the increase in engineering fees as a result of the internal growth within this segment. However, the decrease in operating income, as a percentage of net earned revenue, is a result of (1) a decrease in chargeability during 2002 as compared to 2001 and (2) a higher increase in general and administrative costs than in net earned revenue during 2002 as compared to 2001. Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Although direct salaries increased for 2002, they decreased as a percentage of net earned revenue compared to 2001 due to reduced chargeability among the technical staff. This contributed to increased indirect labor costs during 2002 for this segment. As a result, general and administrative expenses, which include indirect labor, increased at a greater rate than net earned revenue for 2002. The increase in general and administrative expenses was also due in part to an increase in the percentage of the corporate allocation applied to this segment. Prior to October 1, 2000, the construction management business segment never received a corporate allocation of administrative services because all of its’ administrative work was handled by its own administrative personnel. Since the beginning of fiscal year 2001, the corporate administrative services function began performing administrative services for the construction management business segment, and therefore, began charging construction management with a corporate allocation charge, just as the other three services received. However, the transition was gradual and, as a result, the allocation was minimal during fiscal 2001. In fiscal 2002, since all transitions were complete, the allocation percentage was increased to reflect a full allocation percentage, based on the size of this segment and the administrative support it requires. Annual increases in pay rates were also contributors to increased general and administrative costs.

Consolidated Results

Other income (expenses):

Other income and expenses primarily consists of interest and dividend income and interest expense. Total other income (expenses) were $567,000, ($469,000) and ($556,000) for fiscal years 2003, 2002 and 2001, respectively. Increases in 2003 in other income are due to gains on the sale of property. The decrease in total other expense during 2002 is due to decreased interest expense as a result of interest rates dropping during 2002.

Net Income

Net income was $17.2 million, $13.4 million and $12.5 million for fiscal years 2003, 2002 and 2001, respectively. The percentage of net income to net earned revenue was 5.6%, 5.0% and 5.3% for fiscal years 2003, 2002 and 2001. The 28.2% increase in net income in 2003, as compared to 2002, was a result of increased chargeability and improved cost control, offset by an increased effective tax rate in 2003 as compared to 2002. The effective tax rate was 35.9% in fiscal 2003, as compared to 30.0% in fiscal 2002 as a result of an increase in the valuation allowance during 2003 for research and development tax credits. As a result of improved cost control and improved profitability, direct expenses, direct salaries and general and administrative expenses increased at a smaller percentage than net earned revenue. Although general and administrative costs increased 13.0%, as a percentage of net earned revenue, they were 55.3% in 2003 as compared to 56.3% in 2002 and 55.9% in 2001. General and administrative costs increased due to annual increases in pay rates and increases in accrual of insurance expenses related to our medical plan. In addition, the Company’s employment turnover rate has been decreasing, allowing for additional general and administrative costs savings.

Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash provided by operating activities totaled $24.4 million for 2003 as compared to $15.0 million for 2002. The increase is primarily a result of the increase in accounts payable, and net income, as well as an increase in the deferred tax provision, offset by the increase in unbilled fees and accounts receivable. During 2003, unbilled fees increased $9.9 million from $30.1 million at September 30, 2002 to $40.0 million at September 30, 2003. Unbilled obtained through acquisitions amounted to $0.9 million and $9.0 million of the increase was from internal operations. The increase in unbilled fees is attributable, in part, to a new electronic billing system labeled Consultant Invoice Transmittal System (“CITS”), implemented by FDOT on new contracts. The new electronic billing procedures have temporarily delayed some of our FDOT billings by several months as a result of set-up procedures FDOT must under-go with each new contract, and each contract amendment thereafter. Once the contract set-up is complete, billing will resume on a monthly basis, with payments expected within one month’s time. Thereafter, billing and payment can be delayed for the set-up of contract amendments and contract changes. Fluctuations in accounts payable are related to direct expenses, where the timing of payment to subcontractors is directly related to the collection of related receivables.

In fiscal year 2002, net cash provided by operating activities totaled $15.0 million as compared to $19.6 million in 2001. The decrease is primarily a result of the increase in unbilled fees and the decrease in the provision for deferred income taxes. Fluctuations in accounts payable are related to direct expenses, where the timing of payment to sub-contractors is directly related to the collection of related receivables.

Net income of $13.4 million for fiscal year 2002 was 7.0% greater than net income of $12.5 million for fiscal year 2001 due to the growth in engineering fees. The increase in engineering fees resulted from internal direct labor growth and the acquisition of J. Powell & Associates, Inc. in California. General and administrative expenses, as a percentage of net earned revenue, increased from 55.9% in 2001 to 56.3% in 2002. General and administrative expenses increased in part due to annual increases in pay rates and increases in healthcare costs.

Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not previously paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock in the foreseeable future. All earnings are retained for investment in our business.

Approximately 90% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contract. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. As mentioned previously, during 2003, unbilled fees increased 32.4% from $30.1 million at September 30, 2002 to $40.0 million at September 30, 2003. The increase in unbilled fees during 2002 is related to the increase in engineering fees. In addition, new electronic billing procedures implemented by FDOT on new contracts has temporarily delayed some of our FDOT billings by one to two months. During 2002, the unbilled fees account increased $4.3 million, from $25.8 million at September 30, 2001 to $30.1 million at September 30, 2002. The increase in 2002 resulted from the increase in engineering fees, combined with the decrease in accounts receivable. The number of days outstanding for unbilled fees was 37 days, 32 days and 30 days at September 30, 2003, 2002 and 2001, respectively. By comparison, according to PSMJ Resources, Inc., the average days outstanding for unbilled fees for design firms of comparable size was 27.9 days in 2003 and 29.7 days in 2002.

Accounts receivable increased 16.0%, from $45.3 million at September 30, 2002, to $52.5 million at September 30, 2003, primarily due to the growth in engineering fees. The allowance for doubtful accounts decreased from $1.4 million at September 30, 2002 to $1.1 million at September 30, 2003. The allowance for doubtful accounts also decreased during 2002, from $2.2 million at September 30, 2001 to $1.4 million at September 30, 2002. The decrease in the allowance during 2003 was due to improved collections of our accounts receivable. The number of days sales outstanding for accounts receivable was approximately 46 days, 49 days and 49 days at September 30, 2003, 2002 and 2001, respectively. By comparison, according to PSMJ Resources, Inc. the average days sales accounts receivables for design firms of comparable size to us was 75.1 days in 2003 and 66.5 days in 2002.

Cash Flows from Investing Activities

Net cash used in investing activities was $12.7 million, $5.8 million and $15.7 million in fiscal years 2003, 2002 and 2001, respectively. Investing activity typically consists of fixed asset purchases, such as survey equipment, computer equipment, furniture and leasehold improvements. However, on December 1, 2002, the Company acquired 100% of the stock of Durham Technologies, Inc. (“DTI”) for $1.5 million, net of cash acquired. The acquisition of DTI contributes to the Company’s goal of enhancing its presence in the growing Emergency Management Services market. DTI’s area of specialty includes risk management and risk assessment for public sector clients, primarily Federal. The acquisition is accounted for using the purchase method of accounting, and the results of operations are included from the respective date of acquisition. On March 19, 2003, the Company signed a purchase agreement to acquired 100% of the stock of Welker & Associates, Inc. (“Welker”) for $4.0 million in cash and $400,000 in restricted stock, totaling a purchase price of $4.4 million. Welker contributes to the Company’s goal of enhancing its presence in the growing Atlanta market. Welker’s areas of specialty include water, wastewater and storm-water management for Georgia’s local governments.

Cash Flows from Financing Activities

Net cash used in financing activities for fiscal year 2003 was $11.4 million, as compared to $6.2 million for fiscal year 2002. The increase in net cash used is primarily attributable to the decrease in net borrowings under the company’s line of credit, offset by the decreased amount of common stock repurchased from retired directors. Net cash used in financing activities for fiscal year 2002 was $6.8 million, as compared to net cash used in financing activities of $4.1million in fiscal year 2001. The increase in net cash used in 2002 is primarily attributable to the re-purchase of common stock from retired directors, offset by an increase in the net borrowings under the company’s line of credit.

Capital Resources

As of September 30, 2003, the Company had a $58 million revolving line of credit agreement, inclusive of $3 million in letters of credit, with a bank. On May 6, 2003, this agreement was amended to increase the maximum aggregate principal amount from $37 million to $55 million. All other terms of the agreement remain the same. The revolving line of credit expires June 30, 2005. The interest rate (1.62% and 2.31% at September 30, 2003 and September 30, 2002, respectively) on the revolving line of credit ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt average ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 and 3.0. As of September 30, 2003, the fair value of the debt is consistent with the outstanding principal balance. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios. The line of credit is collateralized by substantially all of our assets.

As of September 30, 2003, we had $9.2 million outstanding under the line of credit, which accrued interest at an effective rate of 1.62% at September 30, 2003. By comparison, on September 30, 2002, we had $12.1 million outstanding under the line of credit, which accrued interest at an effective rate of 2.31%. The decrease in the line of credit during 2003 was directly related to the increase in accounts payable.

On March 19, 2001, we entered into a mortgage note of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 1.77% and 2.46% for the fiscal years ended September 30, 2003 and 2002, respectively. The mortgage note is collateralized by our office building located in Maitland, Florida.

Our capital expenditures are generally for purchases of property and equipment. We spent $7.6 million, $6.3 million and $14.8 million on such expenditures in fiscal years 2003, 2002 and 2001, respectively. The capital expenditures in fiscal year 2003 and 2002 consisted of equipment, furniture and leasehold improvement purchases, while the capital expenditures in fiscal year 2001 were a result of all of these plus construction costs for the new Orlando office building.

We believe that our existing financial resources, together with our cash flow from operations and availability under our line of credit, will provide sufficient capital to fund our operations for fiscal year 2004.

Inflation

The rate of inflation has not had a material impact on our operations. Moreover, if inflation remains at its recent levels, it is not expected to have a material impact on our operations for the foreseeable future.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 15, 2003 and in the first interim period after June 15, 2003 for all other financial instruments. The adoption of SFAS 150 in fiscal 2003 did not have a material impact on the Company’s results of operation or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS 149 in fiscal 2003 did not have a material impact on the Company’s results of operation or financial position.

Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. As a result of adopting SFAS 142, goodwill is no longer amortized. Pursuant to SFAS 142, goodwill and other intangible assets must be tested for impairment on an annual basis. See Note 1 to our consolidated financial statements.

In January 2003, the FASB issued FASB interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) and amended it in October 2003, such that it is now effective for the Company in the first quarter of fiscal 2004. Variable interest entities (VIE’s) are entities that lack sufficient equity to finance their activities without additional financial support from another parties or whose equity holders lack adequate decision making ability based on criteria set forth in the interpretation. The Company is not involved with any VIE’s, and as a result, the Company do not expect FIN 46 to have a material impact on it’s results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also requires more detail disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002, and requires additional disclosures for existing guarantees. The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial position.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the following discussion addresses our most critical accounting policies. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain.

Revenue Recognition

We earn our revenues for the various types of services we provide through cost-plus, time-and-materials, fixed price contracts, and contracts which combine any of these methods. In the course of providing its services, the Company routinely incurs direct expenses such as sub-contracts for services. In addition, the Company also includes pass-through costs on cost-plus contracts, which are customer-reimbursable materials, equipment and sub-contractor costs when the Company determines that it is responsible for engineering specification, procurement and management of such cost components on behalf of the customer. These direct expenses are principally passed through to the Company’s clients with minimal or no mark-up and, in accordance with industry practice, are included in the Company’s gross revenues. Accordingly, the Company also reports net earned revenue, which is gross revenue less direct expenses. For cost-plus and time and material contracts, the Company reports fees earned based on actual labor multiplied by contractual rates or multipliers. For fixed-price contracts, the Company reports fees earned on the percentage of completion basis, which includes revenue on the basis of costs incurred to date as a percentage of the total estimated costs.

If we do not accurately estimate the resources required or the scope of the work to be performed, or we do not manage our projects properly within the planned periods of time or we do not meet our clients’ expectations under the contracts, then future consulting margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to our results of operations.

Income Taxes

In determining net income for financial statement purposes, we must make estimates and judgments in the calculation of tax assets and liabilities and in the determination of the recoverability of the deferred tax assets. The tax assets and liabilities arise from temporary differences between the tax return and the financial statement recognition of revenues and expenses.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our tax provision by recording a valuation allowance for the deferred tax assets that we estimate will not ultimately be recoverable. As of September 30, 2003 and 2002, we reported a valuation allowance of $2.6 million and $2.1 million, respectively.

In addition, the calculation of our tax assets and liabilities involves dealing with uncertainties in the application of complex tax regulations. We may recognize a tax asset or reduce taxes payable for anticipated state or federal tax credits, such as those relating to the research and development tax credit.

Contingencies

Management estimates are inherent in the assessment of the Company’s exposure to litigation and other legal claims and contingencies. Significant management judgment and reliance on third party experts are utilized in determining probable and or reasonably estimable amounts to be recorded or disclosed in the Company’s financial statements. The results of any changes in accounting estimates are reflected in the financial statements of the period in which the changes are determined.

Contractual Obligations

The Company is obligated under various non-cancelable leases for office facilities, furniture and equipment. Certain leases contain renewal options, escalation clauses and certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties. As of September 30, 2003, the future minimum annual rental commitments under operating and capital leases are as follows (dollars in thousands):

Year ending September 30	Capitalized Leases	Operating Leases
2004	$219	$13,925
2005	—	13,301
2006	—	10,661
2007	—	8,524
2008 & thereafter	—	4,716

Total minimum lease payments	219	$51,127

Less: amount representing interest	6

Present value of minimum lease payments	$213

Total rent expense included in general and administrative expenses was $14.0 million, $11.9 million and $10.8 million for fiscal years ended 2003, 2002 and 2001, respectively.

Quantitative and Qualitative Disclosures

about Market Risk

We believe that our exposure to market risks is minimal. We do not hold market-risk sensitive instruments for trading purposes. We entered into one derivative financial instrument, a swap agreement, to hedge cash flows related to the LIBOR interest rate risk. Both at inception of the hedge and on an ongoing basis, we assume there is no ineffectiveness in the hedging relationship of interest rate risk involving interest-bearing debt and the interest-rate swap. The effectiveness of the hedge is evaluated on a quarterly basis. Based on a hypothetical 1% point increase in the period ending market interest rate as of September 30, 2003, the change in the fair value of this liability would be approximately $200,000. We believe this instrument will be highly effective in the hedging of cash flows. We hold no other financial instruments or derivative commodity instruments to hedge any market risk, nor do we currently plan to employ them in the near future.

The interest rate (1.62% and 2.31% at September 30, 2003 and September 30, 2002, respectively) on our revolving line of credit and term loan ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The Company mitigates interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit or term loan. As of September 30, 2003, the fair value of the debt is consistent with the outstanding principal balance.

The interest rates under our revolving line of credit and term loan are variable. To the extent that we have borrowings outstanding, there may be market risk relating to the amount of such borrowings, however, our exposure is minimal due to the short-term nature of these borrowings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants

To the Board of Directors and

Stockholders of The PBSJ Corporation

In our opinion, the accompanying consolidated financial statements, listed in the index appearing under Item 15 (a)(1), present fairly, in all material respects, the financial position of The PBSJ Corporation and its subsidiaries (the “Company”) at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, pursuant to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company changed its method of accounting for goodwill.

/s/    PricewaterhouseCoopers LLP

December 12, 2003

Miami, Florida

THE PBSJ CORPORATION

CONSOLIDATED

BALANCE SHEETS

(in thousands, except share data)

	Years ended September 30,
Assets	2003	2002
Current Assets:
Cash and cash equivalents	$3,290	$2,967
Marketable securities	550	432
Accounts receivable, net	52,510	45,275
Unbilled fees, net	39,916	30,149
Other current assets	4,316	4,826

Total current assets	100,582	83,649

Property and equipment, net	31,599	32,601
Cash surrender value of life insurance	7,357	6,622
Deferred income taxes	5,701	6,141
Other assets	11,638	7,390

Total assets	$156,877	$136,403

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	33,060	24,793
Current portion of long-term debt	820	991
Accrued vacation	7,598	6,565
Deferred income taxes	16,691	13,652

Total current liabilities	58,169	46,001

Long-term debt, less current portion	17,350	20,996
Deferred compensation	6,544	5,932
Other liabilities	5,351	4,727

Total liabilities	87,414	77,656

Stockholders’ Equity:
Common stock, par value $0.00067, 15,000,000 shares authorized, 7,969,780 and 8,346,524 shares issued and outstanding at September 30, 2003 and 2002, respectively.	5	6
Retained earnings	71,792	60,981
Accumulated other comprehensive loss	(314)	(501)
Unearned compensation	(2,020)	(1,739)

Total stockholders’ equity	69,463	58,747

Total liabilities and stockholders’ equity	$156,877	$136,403

The accompanying notes are an integral part of these consolidated financial statements.

THE PBSJ CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Years ended September 30,
	2003	2002	2001
Earned revenue:
Engineering fees	$389,156	$344,461	$314,106
Direct expenses	82,677	78,135	77,890

Net earned revenue	306,479	266,326	236,216

Costs and expenses:
Direct salaries	110,657	96,668	86,332
General and administrative expenses	169,582	150,036	131,985

Total costs and expenses	280,239	246,704	218,317

Operating income	26,240	19,622	17,899

Other income (expenses):
Interest expense	(993)	(1,109)	(1,211)
Other, net	1,561	640	655

Total other income (expenses)	568	(469)	(556)

Income before income taxes	26,808	19,153	17,343

Provision for income taxes	9,617	5,745	4,808

Net income	$17,191	$13,408	$12,535

The accompanying notes are an integral part of these consolidated financial statements.

THE PBSJ CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2000	9,479,750	$6	$1,176	$48,971	$36	$(991)	$49,198

Comprehensive income:
Net income				12,535			12,535
Unrealized loss on investments					(31)		(31)
Unrealized loss on derivative (net of tax of $201)					(288)		(288)

Total comprehensive income							12,216

Sale of stock	353,385		3,788				3,788
Purchase of stock	(647,488)		(5,919)	(871)			(6,790)
Issuance of restricted stock net of amortization and cancellations	80,074		955			(663)	292

Balance at September 30, 2001	9,265,721	$6	$—	$60,635	$(283)	$(1,654)	$58,704

Comprehensive income:
Net income				13,408			13,408
Unrealized gain on investments					11		11
Unrealized loss on derivative (net of tax of $117)					(229)		(229)
Total comprehensive income							13,190

Sale of stock	295,596		4,197				4,197
Purchase of stock	(1,250,697)		(4,693)	(13,062)			(17,755)
Issuance of restricted stock net of amortization and cancellations	35,904		496			(85)	411

Balance at September 30, 2002	8,346,524	$6	$—	$60,981	$(501)	$(1,739)	$58,747
Comprehensive income:
Net income				17,191			17,191
Unrealized gain on investments					118		118
Unrealized loss on derivative (net of tax of $31)					69		69

Total comprehensive income							17,378

Sale of stock	277,782	(1)	4,964				4,963
Purchase of stock	(716,298)		(6,164)	(6,380)			(12,544)
Issuance of restricted stock net of amortization and cancellations	61,772		1,200			(281)	919

Balance at September 30, 2003	7,969,780	$5	$—	$71,792	$(314)	$(2,020)	$69,463

The accompanying notes are an integral part of these consolidated financial statements.

THE PBSJ CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended September 30,
	2003	2002	2001
Cash flows from operating activities:
Net income	$17,191	$13,408	$12,535
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss on sale of investments	—	—	—
Other	(271)	132	(527)
Depreciation and amortization	8,391	9,359	8,715
Gain on sale of property	(296)	—	—
Provision for bad debt and unbillable amounts	162	351	411
Provision for deferred income taxes	2,624	(3,903)	767
Provision for deferred compensation	1,039	(663)	680
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(6,041)	569	(7,393)
(Increase) decrease in unbilled fees	(8,969)	(4,373)	(2,029)
Decrease (increase) in other current assets	542	(3,262)	(1,499)
Decrease in other assets	81	120	41
Increase (decrease) in accounts payable and accrued expenses	8,214	2,499	(1,773)
Increase in accrued vacation	953	714	1,288
Increase in other liabilities	761	73	1,343

Net cash provided by operating activities	24,381	15,024	19,615

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	266	266
Acquisition of DTI, net of cash acquired	(1,465)	—	(984)
Acquisition of Welker, net of cash acquired	(4,041)	—	—
Investment in life insurance policies	(370)	(413)	(566)
Sale of property and equipment	851	628	360
Purchase of property and equipment	(7,635)	(6,320)	(14,768)

Net cash used in investing activities	(12,660)	(5,839)	(15,692)

Cash flows from financing activities:
(Decrease) increase in bank overdraft	—	(1,773)	118
Borrowings under line of credit	150,153	194,919	171,156
Principal payments under line of credit	(152,979)	(182,859)	(178,914)
Principal payments under notes and mortgage payable	(991)	(2,947)	(2,454)
Proceeds from issuance of note payable	—	—	9,000
Proceeds from sale of common stock	4,963	4,197	3,788
Purchase of common stock	(12,544)	(17,755)	(6,790)

Net cash used in financing activities	(11,398)	(6,218)	(4,096)

Net increase (decrease) in cash and cash equivalents	323	2,967	(173)

Cash and cash equivalents at beginning of year	2,967	—	173

Cash and cash equivalents at end of year	$3,290	$2,967	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies:

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

Anticipated losses are recognized in total in the period in which they became determinable. Accounts receivable and unbilled fees are presented net of an allowance for doubtful accounts of $1.1 million and $1.4 million at September 30, 2003 and 2002, respectively.

Capital Structure

The Company has authorized 15,000,000 shares of common stock (par value $.00067).

The by-laws of the Company give the Company the right to purchase back its common stock, at fair market value, held by shareholders who terminate employment with the Company. However, the by-laws also grant the Company the first right of refusal to repurchase these shares, at which time the shares would be sold to any other eligible fulltime employee of the Company by the selling shareholder. Other than agreements with certain retired Directors as noted in the Proxy, as of September 30, 2003 and 2002, there is no outstanding common stock relating to employees no longer employed by the Company.

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

Basic and Diluted Earnings Per Share

Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share does not require presentation of earnings per share (“EPS”) for entities not currently selling their securities in a public market or planning to sell their securities in a public market in the future. Since the Company’s securities are not currently publicly traded and are not currently in the process of being registered to be publicly traded in the future, no presentation has been made.

Marketable Securities

Marketable securities consist of equity securities and mutual funds that are considered available-for-sale and are recorded at fair value. Changes in unrealized gains and losses for available-for-sale securities are charged or credited as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings. Investment security transactions are recorded on a trade date basis. The cost basis of investments sold is determined by the specific identification method.

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

Goodwill

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill represents the difference between the purchase price and the fair value of the net assets of acquired businesses. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS No. 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, while the provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption.

During the first quarter of fiscal year 2003, the Company adopted SFAS No. 142. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually. The required initial assessment was completed at December 31, 2002 and no impairment was determined. Amortization expense relating to goodwill amounted to $0, $472,000 and $439,000 for the years ended September 30, 2003, 2002 and 2001, respectively. The Company evaluates the realizability of goodwill based upon undiscounted forecasted operating earnings over the remaining amortization period for each investment having a significant goodwill balance. If an impairment in the value of the goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of the goodwill based upon the estimated fair value of the investment. Management believes that no impairment of goodwill exists at September 30, 2003.

The following table sets forth a reconciliation of net income, adjusted for the non-amortization provisions of SFAS No. 142, for the fiscal years ending September 30, 2003 and 2002 (dollars in thousands).

	September 30,
	2003	2002	2001
Net income	$17,191	$13,408	$12,535
Add: Goodwill amortization, net of tax	—	288	268

Adjusted net income	$17,191	$13,696	$12,803

The following contains financial information relating to the Company’s acquired amortizable intangible assets at September 30, 2003 (dollars in thousands):

	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization
Client List	10 years	$700	$41
Client name recognition	2 years	100	25
Backlog	3 years	640	116
Technology/software	7 years	200	24

		$1,640	$206

Amortization expense relating to intangible assets amounted to $206,000, $0 and $0 for the years ended September 30, 2003, 2002 and 2001, respectively. Estimated amortization expense is $362,000 for fiscal year 2004, $337,000 for fiscal year 2005, $196,000 for fiscal year 2006, and $99,000 for each of the two succeeding fiscal years.

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

Work performed for governmental entities accounted for approximately 79%, 77% and 71% of engineering fees for the years ended September 30, 2003, 2002 and 2001. For the years ended September 30, 2003, 2002 and 2001, approximately 18%, 18% and 19%, respectively, of engineering fees was derived from various districts of the Florida Department of Transportation (FDOT) under numerous contracts. While the loss of any individual contract would not have a material adverse effect on our results of operations and would not adversely impact the Company’s ability to continue work under other contracts with the FDOT, the loss of all the FDOT contracts could have a material adverse effect on results of operations. Ongoing credit evaluations of customers are performed and generally no collateral is required. The Company provides an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Actual losses have historically been within management’s expectations and estimates.

Comprehensive Income

In 1999, the Company implemented SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income, such as unrealized holding gains and losses on investments, by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of accumulated other comprehensive loss was as follows for the years ended September 30, 2003, 2002 and 2001 (dollars in thousands):

	September 30
	2003	2002	2001
Net income	$17,191	$13,408	$12,535
Unrealized gain (loss) on investments:
Holding gain (loss) arising during period, net of tax	118	11	(31)
Reclassification adjustment, net of tax	—	—	—
Holding gain (loss) on interest rate swap agreement, net of tax	69	(229)	(288)

Net gain (loss) recognized in other comprehensive income, net of tax	187	(218)	(319)

Comprehensive income	$17,378`	$13,190	$12,216

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 15, 2003 and in the first interim period after June 15, 2003 for all other financial instruments. The adoption of SFAS 150 in fiscal 2003 did not have a material impact on the Company’s results of operation or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS 149 in fiscal 2003 did not have a material impact on the Company’s results of operation or financial position.

In January 2003, the FASB issued FASB interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) and amended it in October 2003, such that it is now effective for the Company in the first quarter of fiscal 2004. Variable interest entities (VIE’s) are entities that lack sufficient equity to finance their activities without additional financial support from another parties or whose equity holders lack adequate decision making ability based on criteria set forth in the interpretation. The current FIN 46 guidance is still evolving with several proposed amendments and clarifications recently issued through an exposure draft release. While we continue to evaluate the total impact of FIN 46, based on the current exposure draft, the Company does not expect FIN 46 to have a material impact on its results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also requires more detail disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002, and requires additional disclosures for existing guarantees. The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial position.

2.	Marketable Securities:

At September 30, 2003 and 2002, the Company held investments in marketable securities classified as available-for-sale, which consisted of mutual funds and equity securities. Available-for-sale securities at September 30, 2003 and 2002 consisted of the following (dollars in thousands):

	Cost	Fair Value	Unrealized (Loss) / Gain
September 30, 2003
Mutual funds	$374	$517	$143
Common stock	41	33	(8)

Total	$415	$550	$135

September 30, 2002
Mutual funds	$374	$428	$54
Common stock	41	4	(37)

Total	$415	$432	$17

3.	Property and Equipment:

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives	September 30,
		2003	2002
Land	—	$2,138	$2,226
Building and building improvements	10 to 40 years	14,186	14,371
Furniture and equipment	3 to 7 years	41,481	36,033
Computer equipment	3 years	1,786	1,786
Vehicles	3 years	2,178	2,492
Leasehold improvements	10 years	8,707	8,107

		70,476	65,015
Less accumulated depreciation and amortization		(38,877)	(32,414)

		$31,599	$32,601

Depreciation and amortization expense relating to property and equipment amounted to $8.2 million, $8.6 million and $8.3 million for the years ended September 30, 2003, 2002 and 2001, respectively. Our capital expenditures amounted to $7.6 million, $6.3 million and $14.8 million during fiscal years 2003, 2002 and 2001, respectively. Capital expenditures during 2003 consisted of fixed asset purchases, such as survey equipment, computer equipment, furniture and leasehold improvements. The capital expenditures during fiscal years 2002 and 2001 included leasehold improvements related to several office relocations, information technology purchases and construction costs for the new Orlando office building. Accumulated depreciation related to the computer equipment amounted to $1.6 million and $1.3 million at September 30, 2003 and 2002, respectively.

4.	Acquisition:

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

On March 19, 2003, the Company acquired the stock of Welker & Associates, Inc. (“Welker”) for $4.4 million, comprised of $4.0 million in cash and $0.4 million of the Company’s common stock. The acquisition of Welker contributes to the Company’s goal of enhancing its presence in the growing Atlanta market. Welker’s areas of specialty include water, wastewater and stormwater management for Georgia’s local governments. The purchase price has been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $5.1 million, including approximately $2.2 million of goodwill, $1.2 million of identifiable intangible assets and liabilities of $0.7 million.

The pro forma impact of both of these acquisitions is not material to reported historical operations.

5.	Income Taxes:

Provision(benefit) for income taxes consisted of the following (dollars in thousands):

	Years Ended September 30,
	2003	2002	2001
Current	$8,950	$9,112	$4,041
Deferred	667	(3,367)	767

Total provision	$9,617	$5,745	$4,808

Included in the 2003, 2002 and 2001 provision (benefit) for income taxes are deferred state taxes of $0.1 million, ($0.5 million) and $0.1 million, respectively. The current portion of state taxes was $1.4 million, $0.9 million and $1.0 million for the years ended September 30, 2003, 2002 and 2001, respectively. A reconciliation of the income tax provision to taxes computed at the U.S. federal statutory rate is as follows:

	2003	2002	2001
U.S. Statutory Rate	35.0%	35.0%	35.0%
Federal Tax Credits	(12.0)	(11.6)	(11.1)
State Taxes, net of Federal Tax Benefit	3.9	3.9	3.9
Non-deductible Expenses	2.8	2.6	1.9
Other	6.2	0.1	(2.0)

Effective tax rate	35.9%	30.0%	27.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consisted of the following (dollars in thousands):

	September 30,
	2003	2002
Deferred tax liabilities:
Accounts receivable	$20,426	$17,612
Unbilled fees	15,527	11,728
Depreciation	703	1,083
Other	1,095	982

Gross deferred tax liabilities	37,751	31,405

Deferred tax assets:
Accounts payable and accrued expenses	(16,936)	(13,506)
Compensation	(470)	(428)
Federal tax credit carry-forwards	(7,158)	(7,887)
Deferred compensation	(2,545)	(2,308)
Other liabilities	(2,227)	(1,839)

Gross deferred tax assets	(29,336)	(25,968)
Valuation allowance of deferred tax asset	2,574	2,074

Net deferred tax assets	(26,762)	(23,894)

Net deferred tax liabilities	$10,989	$7,511

The Company has research and development tax credit carry-forwards of approximately $7.1 million as of September 30, 2003, which expire beginning 2017 through 2022. A valuation allowance of $2.6 million and $2.1 million at September 30, 2003 and 2002, respectively, has been provided for against the deferred tax asset related to these tax credit carry-forwards.

6.	Deferred Compensation Plans:

The Company maintains deferred compensation/consulting plans, which cover certain present key officers and employees and provides for payments upon retirement, death, or disability. The contracts fixed a minimum level for retirement benefits to be paid to participants based on age at retirement with the Company. The deferred compensation plans are funded through life insurance plans and are being provided for currently. Total annual cash surrender value increases for the years ended September 30, 2003, 2002 and 2001 for the plans amounted to $0.7 million, $0.4 million and $1.1 million, respectively. Total compensation expense, included in general and administrative expenses, relating to the plans amounted to $1.2 million, $1.1 million and $1.0 million in fiscal years 2003, 2002 and 2001, respectively.

7.	Employee Benefit Plan:

The Company has a qualified contributory profit-sharing and employee stock ownership plan (the “Plan”) providing benefits for all eligible employees. The employer matches employee contributions up to 3% of the participants’ eligible compensation. The Company’s matching contribution was $3.3 million, $3.0 million and $2.6 million for the years ended September 30, 2003, 2002 and 2001, respectively. In addition, the Company accrued an additional $2.1 million, $1.2 million and $1.0 million at September 30, 2003, 2002 and 2001, respectively, as discretionary contributions to the profit sharing plan.

8.	Restricted Stock:

Restricted stock is offered to existing employees, which are subject to restrictions on transfer, and risk of forfeiture until earned by continued employment. The restricted stock is subject to total forfeiture if the employee ceases to be employed prior to the maturity date of the restricted stock, except in certain limited circumstances described in the individual restricted stock award agreement. During the restriction period, holders have the rights of shareholders, including the right to vote, but cannot transfer ownership. Restricted stock is recorded at fair value on the date of issuance. The stock vests over the service period, which is usually 5 years. The issuance of restricted stock gives rise to unearned compensation that is amortized over the vesting period. Through September 30, 2003 and 2002, 693,269 and 617,493 shares of restricted stock have been issued, of which 196,723 and 136,045 shares had vested or had been canceled. Unearned compensation is shown as a reduction of stockholders’ equity. The total amount of compensation expense recognized under these agreements during 2003, 2002 and 2001 was $515,000, $370,000 and $246,000 respectively.

9.	Long Term Debt (dollars in thousands):

	September 30, (in thousands)
	2003	2002
Line of credit unused availability of $48,766, and $27,940 at September 30, 2003 and 2002, respectively.	$9,234	$12,060

Mortgage note payable due in monthly installments with interest, collateralized by real property; unpaid principal due March 16, 2011. Interest at LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. (1.77% and 2.46% at September 30, 2003 and September 30, 2002, respectively.)	8,390	8,645

Note payable to J. Powell & Associates, Inc. due in three annual installments of $333 with interest of 7.12% through October 17, 2003.	333	667

Capital lease of equipment, interest accrues at 8.3%, collateralized by certain equipment, due in monthly payments of principal and interest of $36.	213	615

	18,170	21,987
Less current portion	820	991

Long-term debt	$17,350	$20,996

Scheduled maturities are as follows (dollars in thousands):

2004 – $819; 2005 – $9,524; 2006 – $307; and 2007 – $7,520 and 2008 and thereafter – $0.

The Company has a $58 million line of credit agreement, inclusive of $3 million in letters of credit, with a bank. On May 6, 2003, this agreement was amended to increase the line of credit availability from $37 million to $55 million. All other terms of the agreement remain the same. The expiration date on the amended line of credit is June 30, 2005. The interest rate (1.62% and 2.31% at September 30, 2003 and September 30, 2002, respectively) ranges from LIBOR plus 50 basis points to prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios. The line of credit is collateralized by substantially all of our assets.

On March 19, 2001, we entered into a mortgage note of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 1.77% and 2.46% for the fiscal years ended September 30, 2003 and 2002, respectively. The mortgage agreement contains clauses requiring the maintenance of various covenants and financial ratios. On December 10, 2003, the bank approved an amendment to the mortgage agreement to reflect new conditions for the Tangible Net Worth covenant requirement under the agreement. The mortgage note is collaterized by our office building located in Maitland, Florida.

10.	Commitments and Contingencies:

The Company is obligated under various non-cancelable leases for office facilities, furniture and equipment. Certain leases contain renewal options, escalation clauses and certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties. As of September 30, 2003, the future minimum annual rental commitments under operating and capital leases are as follows (dollars in thousands):

Year ending September 30	Capitalized Leases	Operating Leases
2004	$219	$13,925
2005	—	13,301
2006	—	10,661
2007	—	8,524
2008 & thereafter	—	4,716

Total minimum lease payments	219	$51,127

Less: amount representing interest	6

Present value of minimum lease payments	$213

Total rent expense included in general and administrative expenses was $14.0 million, $11.9 million and $10.8 million for fiscal years ended 2003, 2002 and 2001, respectively.

The Company is involved in legal actions arising in the ordinary course of business. The Company maintains a full range of insurance coverage, including worker’s compensation, general and professional liability (including pollution liability) and property coverage. The Company’s insurance policies may offset the amount of loss exposure from legal actions.

As of September 30, 2003, there were various legal proceedings pending against the Company, where plaintiffs allege damages resulting from the Company’s engineering services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract.

The Company accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. As of September 30, 2003, the Company had a reserve of approximately $5.0 million for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable. The Company expects to pay these liabilities over the next one to three years. Management is of the opinion that the liabilities ultimately resulting from such existing and other pending proceedings, lawsuits and claims should not materially affect the Company’s financial position, results of operations or cash flows.

11.	Supplemental Cash Flow Information:

	Years ended September 30, (in thousands)
	2003	2002	2001
Cash paid during the year for:
Interest	$1,014	$1,153	$1,151
Income taxes	6,043	6,775	3,814
Details of acquisition:
Fair value of assets acquired	$2,321	$—	$244
Goodwill & intangible assets	4,535	—	1,960
Liabilities assumed	(950)	—	(220)

Cash paid	5,906	—	1,984
Less: note payable and restricted stock to seller	(400)	—	(1,000)

Net cash paid for acquisitions	$5,506	$—	$984

12.	Segment Reporting

Financial information relating to the Company’s operations by service is as follows:

Year Ended September 30, 2003
	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$158,675	$58,583	$65,099	$106,799	$389,156
Net earned revenue	123,102	43,506	55,833	84,038	306,479
Operating income (loss)	12,840	5,456	1,558	6,387	26,241
Depreciation and amortization	3,007	695	2,095	2,594	8,391
Total assets	63,965	23,616	26,243	43,053	156,877
Capital expenditures	2,879	968	1,544	2,244	7,635

Year Ended September 30, 2002
	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$143,655	$44,567	$65,115	$91,124	$344,461
Net earned revenue	108,304	33,282	52,571	72,169	266,326
Operating income	11,610	3,577	(1,394)	5,829	19,622
Depreciation and amortization	3,344	727	2,703	2,585	9,359
Total assets	56,886	17,648	25,785	36,084	136,403
Capital expenditures	2,390	707	1,484	1,739	6,320

Year Ended September 30, 2001
	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$128,098	$40,228	$70,104	$75,676	$314,106
Net earned revenue	91,560	28,924	56,082	59,650	236,216
Operating income (loss)	9,766	3,364	95	4,674	17,899
Depreciation and amortization	3,554	1,116	1,945	2,100	8,715
Total assets	52,610	16,522	28,792	31,080	129,004
Capital expenditures	6,023	1,891	3,296	3,558	14,768

13.	Allowance for Doubtful Accounts and Estimatable Unbillable Amounts

The activity in the allowance for doubtful and estimatable unbillable amounts were as follows (dollars in thousands):

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS	BALANCE AT END OF YEAR
YEAR ENDED SEPTEMBER 30, 2003
Allowance for doubtful accounts	$1,354	$162	$(397)	$1,119
Allowance for estimatable unbillable amounts	0	0	0	0

	$1,354	$162	$73	$1,119

YEAR ENDED SEPTEMBER 30, 2002
Allowance for doubtful accounts	$2,207	$351	$(1,204)	$1,354
Allowance for estimatable unbillable amounts	611	0	(611)	0

	$2,818	$351	$(1,815)	$1,354

YEAR ENDED SEPTEMBER 30, 2001
Allowance for doubtful accounts	$2,296	$411	$(500)	$2,207
Allowance for estimatable unbillable amounts	611	0	0	611

	$2,907	$411	$(500)	$2,818

15.	Quarterly Financial Data (Unaudited)

	2003				2002
	9/30	6/30	3/31	12/31	9/30	6/30	3/31	12/31
	(dollars in thousands)
Operating Data:
Engineering fees	$103,525	$103,182	$97,365	$85,084	$89,868	$86,419	$84,620	$83,554
Net earned revenues	81,336	81,949	76,793	66,401	67,970	68,374	66,650	63,332
Net income	3,861	5,655	4,909	2,766	2,978	3,920	3,436	3,074

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

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

Incorporated by reference from the Proxy Statement for the 2004 Annual Meeting of Shareholders to be held January 21, 2004, a copy of which will be filed with the Securities and Exchange Commission.

On September 29, 2003, the Board of Directors approved and adopted a code of ethics for the Company’s Principal Executive Officer, Principal Financial Officer, Principal Operations Officer and Principal Accounting Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. This code of ethics is being filed as an exhibit to this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the Proxy Statement for the 2004 Annual Meeting of Shareholders to be held January 21, 2004, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Proxy Statement for the 2004 Annual Meeting of Shareholders to be held January 21, 2004, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Proxy Statement for the 2004 Annual Meeting of Shareholders to be held January 21, 2004, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the Proxy Statement for the 2004 Annual Meeting of Shareholders to be held January 21, 2004, a copy of which will be filed with the Securities and Exchange Commission.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following is a list of financial information filed as a part of this Report:

(1)	Consolidated Financial Statements—The following financial statements of The PBSJ Corporation and its subsidiaries are contained in Item 8 of this Form 10-K:

1.	Report of PricewaterhouseCoopers LLP, Independent Certified Public Accountants.

2.	Consolidated Balance Sheets at September 30, 2003 and 2002.

3.	Consolidated Statements of Operations for each of the three years in the period ended September 30, 2003.

4.	Consolidated Statements of Stockholders’ Equity at September 30, 2003, 2002 and 2001.

5.	Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2003.

6.	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules—The financial statement schedule information is included as part of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

(3)	Exhibits including those incorporated by reference:

Exhibit Number		Description

3.1	–	Articles of Incorporation, as amended (*)

3.2	–	Amended and Restated Bylaws (*)(****)

4.1	–	Form of Specimen Stock Certificate (*)

10.1	–	The PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust, amended and restated, dated February 22, 2002. (**) (***)

10.1a	–	Promissory Note previously filed as Exhibit 10.1 in Form 10Q dated May 15, 2001; Promissory note, dated March 19, 2001, between Suntrust Bank, a Georgia corporation, and Post, Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary

Exhibit Number		Description

10.2	–	Supplemental Income Plan effective as of January 12, 1988 (*)

10.2a	–	Mortgage Security Agreement previously filed as Exhibit 10.2 in Form 10Q dated May 15, 2001; Agreement, dated March 19, 2001, between Suntrust Bank, a Georgia corporation, and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary, as amended on December 10, 2003, (****).

10.3	–	Consulting/Supplemental Retirement/Death Benefits Agreement, dated November 6, 1987, between the Registrant and H. Michael Dye, as amended on October 16, 1989, March 1, 1993, February 6, 1995, May 19, 1998 and November 22, 1999 (*)

10.3a	–	ISDA Master Agreement previously filed as Exhibit 10.3 in Form 10Q dated May 15, 2001; Agreement, dated March 8, 2001, between Suntrust Bank and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary.

10.4	–	Supplemental Retirement/Death Benefits Agreement, dated December 17, 1987, between the Registrant and Robert J. Paulsen (*)

10.4a	–	Schedule to the ISDA Master Agreement previously filed as Exhibit 10.4 in Form 10Q dated May 15, 2001; Agreement, dated March 8, 2001, between Suntrust Bank and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary.

10.5	–	Supplemental Income Agreement, dated as of July 29, 1996, between the Registrant and Robert J. Paulsen (*)

10.5a	–	Confirmation of Interest Rate Transaction previously filed as Exhibit 10.5 in Form 10Q dated May 15, 2001; Confirmation, dated March 9, 2001, between Suntrust Bank and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary.

10.6	–	Employment/Retirement Benefits Agreement, dated February 15, 1999, between the Registrant and William W. Randolph (*)

10.7	–	Supplemental Retirement/Death Benefits Agreement, dated December 17, 1987, between the Registrant and Richard A. Wickett, as amended on April 27, 1989, May 19, 1998 and November 22, 1999 (*)

10.8	–	Supplemental Retirement/Death Benefits Agreement dated December 17, 1987, between the Registrant and John B. Zumwalt, III, as amended on May 19, 1998 and November 22, 1999 (*)

10.9	–	Agreement, dated as of April 1, 1993, between the Registrant and John B. Zumwalt, III (*)

10.10	–	Split-Dollar Life Insurance Agreement dated February 1, 1999, by and between The Randolph Insurance Trust and the Registrant (*)

10.11	–	Credit Agreement, dated as of June 28, 1996, by and among Nationsbank, N.A., Suntrust Bank, Miami, N.A., Post, Buckley, Schuh and Jernigan, Inc., The PBSJ Corporation, and the subsidiaries named therein, as amended on July 3, 1997, June 30, 1999, June 30, 2002 and May 6, 2003. (*) (***)

10.12	–	Lease Agreement, dated as of March 25, 1998, by and between Post, Buckley, Schuh & Jernigan, Inc. and Highwoods/Florida Holdings L.P. as successor in interest to Cypress-Tampa II L.P., as amended on May 26, 1998, December 26, 1998, November 29, 1999, March 1, 2000 and July 1, 2003. (*)(****)

Exhibit Number		Description

10.14	–	The PBSJ Corporation Stock Ownership Plan (**)

10.15	–	Lease agreement, dated as of May 30, 2000, by and between Post, Buckley, Schuh & Jernigan, Inc. and RREEF American Reit Corp. G as amended on August 12, 2002 and February 19, 2003. (****)

21	–	Subsidiaries (*)

31.1	–	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (****)

31.2	–	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (****)

31.3	–	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (****)

32.1	–	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (****)

32.2	–	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (****)

32.3	–	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (****)

99.3	–	Code of Ethics that applies to the Principal Executive Officer, Principal Financial Officer, Principal Operations Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 406 of the Sarbanes-Oxley Act of 2002.

(*)	Previously filed with the Registration Statement on Form 10 filed with the Commission on June 27, 2000.

(**)	Previously filed with the Amended Registration Statement on Form 10-A filed with the Commission on September 26, 2000.

(***)	Previously filed with the Form 10-Q in a prior period.

(****)	Filed herewith.

(b) Reports on Form 8-K – None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The PBSJ Corporation

Date: December 19, 2003	By:	/s/ John B. Zumwalt, III

John B. Zumwalt, III Vice Chairman and Chief Executive Officer (Principal Executive Officer)

Date: December 19, 2003	By:	/s/ Richard A. Wickett

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 19, 2003.

Signature	Capacity	Date

/s/ Richard A. Wickett Richard A. Wickett	Chairman, Chief Financial Officer and Treasurer	December 19, 2003

/s/ John B. Zumwalt, III John B. Zumwalt, III	Vice Chairman, President and Chief Executive Officer	December 19, 2003

/s/ Robert J. Paulsen Robert J. Paulsen	Executive Vice President and Secretary	December 19, 2003

/s/ Todd J. Kenner Todd J. Kenner	Senior Vice President	December 19, 2003

/s/ John S. Shearer John S. Shearer	Senior Vice President	December 19, 2003

/s/ H. Michael Dye H. Michael Dye	Vice President	December 19, 2003

Exhibit Index

Exhibit Number		Description

10.2a	–	Mortgage Security Agreement previously filed as Exhibit 10.2 in Form 10Q dated May 15, 2001; Agreement, dated March 19, 2001, between Suntrust Bank, a Georgia corporation, and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary, as amended on December 10, 2003.

10.12	–	Lease Agreement, dated as of March 25, 1998, by and between Post, Buckley, Schuh & Jernigan, Inc. and Highwoods/Florida Holdings L.P. as successor in interest to Cypress-Tampa II L.P., as amended on May 26, 1998, December 26, 1998, November 29, 1999, March 1, 2000 and July 1, 2003.

10.15	–	Lease agreement, dated as of May 30, 2000, by and between Post, Buckley, Schuh & Jernigan, Inc. and RREEF American Reit Corp. G as amended on August 12, 2002 and February 19, 2003.

31.1	–	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	–	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	–	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	–	Code of Ethics that applies to the Principal Executive Officer, Principal Financial Officer, Principal Operations Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 406 of the Sarbanes-Oxley Act of 2002.