Form 10-Q
period 2003-12-31
PBSJ CORP /FL/
filed 2004-02-13
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                      to

Commission File No. 000-30911

THE PBSJ CORPORATION

(Exact name of registrant as specified in its charter)

FLORIDA	59-1494168
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2001 N.W. 107th AVENUE

MIAMI, FLORIDA 33172-2507

(Address of principal executive offices)

(305) 592-7275

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act). YES  ☐    NO  ☒

As of January 31, 2004 there were 7,721,609 shares of Common Stock, $.00067 par value per share, outstanding.

FORM 10-Q

DECEMBER 31, 2003

PART I

Item 1. Financial St atements

THE PBSJ CORPORATION

CONDENSED CONSOLIDATED BALANCE

SHEETS

(in thousands, except share data)

	December 31, 2003	September 30, 2003
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,152	$3,290
Marketable securities	616	550
Accounts receivable, net	52,590	52,510
Unbilled fees, net	34,312	39,916
Other current assets	7,364	4,316

Total current assets	97,034	100,582
Property and equipment, net	32,288	31,599
Cash surrender value of life insurance	7,706	7,357
Deferred income taxes	6,389	5,701
Other assets	11,579	11,638

Total assets	$154,996	$156,877

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	31,921	33,060
Current portion of long-term debt	386	820
Accrued vacation	6,302	7,598
Deferred income taxes	17,836	16,691

Total current liabilities	56,445	58,169

Long-term debt, less current portion	18,061	17,350
Deferred compensation	6,721	6,544
Other liabilities	5,405	5,351

Total liabilities	86,632	87,414

Stockholders’ Equity:
Common stock, par value $0.00067, 15,000,000 shares authorized, 7,754,578 and 7,969,780 shares issued and outstanding at December 31, 2003 and September 30, 2003, respectively.	5	5
Retained earnings	70,573	71,792
Accumulated other comprehensive loss	(176)	(314)
Unearned compensation	(2,038)	(2,020)

Total stockholders’ equity	68,364	69,463

Total liabilities and stockholders’ equity	$154,996	$156,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PBSJ CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(in thousands)

	Three months ended December 31,
	2003	2002
	(Unaudited)
STATEMENTS OF OPERATIONS DATA:
Earned revenue:
Engineering fees	$103,495	$85,084
Direct expenses	21,270	18,683

Net earned revenue	82,225	66,401

Costs and expenses:
Direct salaries	29,228	23,842
General and administrative expenses	46,726	38,344

Total costs and expenses	75,954	62,186

Operating income	6,271	4,215

Other income (expenses):
Interest expense	(237)	(259)
Other, net	487	235

Total other expenses	250	(24)

Income before income taxes	6,521	4,191

Provision for income taxes	2,869	1,425

Net income	$3,652	$2,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PBSJ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS

(in thousands)

	Three months ended December 31,
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net income	$3,652	$2,766
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Other	(178)	(47)
Depreciation and amortization	2,228	2,074
Gain on sale of property	(31)	—
Provision for bad debt and unbillable amounts	50	72
Provision for deferred income taxes	365	1,000
Provision for deferred compensation	329	294
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(131)	5,903
Decrease (increase) in unbilled fees	5,604	(1,408)
Increase in other current assets	(3,048)	(2,039)
Increase in other assets	(31)	(15)
Decrease in accounts payable and accrued expenses	(4,462)	(5,954)
Decrease in accrued vacation	(1,296)	(1,311)
Increase in other liabilities	218	406

Net cash provided by operating activities	3,269	1,741

Cash flows from investing activities:
Investment in life insurance policies	(142)	(91)
Acquisitions, net of cash acquired	—	(1,331)
Sale of property and equipment	34	15
Purchase of property and equipment	(2,830)	(2,514)

Net cash used in investing activities	(2,938)	(3,921)

Cash flows from financing activities:
Borrowings under line of credit	44,400	40,993
Principal payments under line of credit	(43,618)	(33,412)
Principal payments under notes and mortgage payable	(505)	(514)
Proceeds from sale of common stock	3,323	3,183
Purchase of common stock	(5,069)	(6,464)

Net cash (used in) provided by financing activities:	(1,469)	3,786

Net decrease in cash and cash equivalents	(1,138)	1,606

Cash and cash equivalents at beginning of year	3,290	2,967

Cash and cash equivalents at end of year	$2,152	$4,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the interim period contain all adjustments necessary to present fairly the financial position of The PBSJ Corporation as of December 31, 2003 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated balance sheet as of September 30, 2003 was derived from the Company’s audited financial statements included in the Company’s Form 10-K for the year ended September 30, 2003. The accompanying financial statements should be read in conjunction with the Company’s Form 10-K for the year ended September 30, 2003. The results of operations for the three-month period ended December 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the fiscal year.

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

Anticipated losses are recognized in total in the period in which they become determinable. Accounts receivable is presented net of an allowance for doubtful accounts of $1.1 million and $1.1 million at December 31, 2003 and September 30, 2003, respectively. Unbilled fees are presented net of an allowance for estimated unbillable amounts of $0 at December 31, 2003 and September 30, 2003.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) and amended it in October 2003, such that it is now effective for the Company in the first quarter of fiscal 2004. Variable interest entities (VIE’s) are entities that lack sufficient equity to finance their activities without additional financial support from another party or whose equity holders lack adequate decision making ability based on criteria set forth in the interpretation. The current FIN 46 guidance is still evolving with several proposed amendments and clarifications recently issued through an exposure draft release. The company has evaluated the total impact of FIN 46, based on the current exposure draft, and the Company does not expect FIN 46 to have a material impact on its results of operations or financial position.

Capital Structure

The Company has authorized 15,000,000 shares of common stock (par value $.00067).

The by-laws of the Company give the Company the right to purchase back its common stock, at fair market value, held by shareholders who terminate employment with the Company. However, the by-laws also grant the Company the first right of refusal to repurchase these shares, at which time the shares would be sold to any other eligible fulltime employee of the Company by the selling shareholder. Other than agreements with certain retired Directors as noted in the Proxy, as of December 31, 2003 and 2002, there is no outstanding common stock relating to employees no longer employed by the Company.

2.	Contingencies:

The Company is involved in legal actions arising in the ordinary course of business. The Company maintains a full range of insurance coverage, including worker’s compensation, general and professional liability (including pollution liability) and property coverage. The Company’s insurance policies may offset some of the amount of loss exposure from legal actions.

As of December 31, 2003, the Company was involved in litigation where plaintiffs allege damages resulting from the Company’s engineering services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract.

As of December 31, 2003, the Company has an accrual of approximately $5.2 million for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable. The Company expects to pay these liabilities over the next one to three years. Management is of the opinion that the liabilities ultimately resulting from such existing and other pending proceedings, lawsuits and claims should not materially affect the Company’s financial position, results of operations or cash flows.

3.	Income Taxes:

The income tax provision was $2.9 million and $1.4 million, or an effective tax rate of 44.0% and 34.0%, for the three-month periods ended December 31, 2003 and 2002, respectively. The increase in the effective tax rate in 2003 was primarily due to the increase in the valuation allowance for the deferred taxes related to research and development tax credit carry-forwards. These research and development tax credit carry-forwards, which expire beginning 2017 through 2022, were approximately $10.2 million and $8.4 million as of December 31, 2003 and September 30, 2003, respectively. A valuation allowance of $2.6 million and $2.1 million at December 31, 2003 and September 30, 2003, respectively, has been provided for against the deferred tax asset related to these tax credit carry-forwards.

4.	Segment Reporting:

Financial information relating to the Company’s operations by service is as follows (dollars in thousands):

Three Months Ended December 31, 2003
	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$41,060	$16,679	$19,129	$26,627	$103,495
Net earned revenue	31,102	13,020	16,637	21,466	82,225
Operating income	2,366	1,375	1,522	1,008	6,271
Depreciation and amortization	793	207	562	666	2,228
Total assets	61,493	24,978	28,648	39,877	154,996
Capital expenditures	1,049	411	560	810	2,830

Three Months Ended December 31, 2002
	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$34,815	$12,335	$14,200	$23,734	$85,084
Net earned revenue	26,923	9,097	12,119	18,262	66,401
Operating income (loss)	2,201	846	(72)	1,240	4,215
Depreciation and amortization	743	169	540	622	2,074
Total assets	56,777	20,116	23,158	38,705	138,756
Capital expenditures	954	322	520	718	2,514

5. Long-Term Debt (dollars in thousands):

	December 31, 2003	September 30, 2003
Line of credit unused availability of $47,984, and $48,766 at December 31, 2003 and September 30, 2003, respectively.	$10,016	$9,234

Mortgage note payable due in monthly installments starting on April 16, 2001, with interest, collateralized by real property; unpaid principal due March 16, 2011. Interest at LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. (1.77% and 1.77% at December 31, 2003 and September 30, 2003, respectively).	8,323	8,390

Note payable to J. Powell & Associates, Inc. due in three annual installments of $333 with interest of 7.12% through October 17, 2003	0	333

Capital lease of equipment, interest accrues at 8.3%, collateralized by certain equipment, due in monthly payments of principal and interest of $36.	108	213

	18,447	18,170
Less current portion	386	820

Long-term debt	$18,061	$17,350

The Company has a $58 million line of credit agreement, inclusive of $3 million in letters of credit, with a bank. All other terms of the agreement remain the same. The expiration date on the amended line of credit is June 30, 2005. The interest rate (1.62% and 1.62% at December 31, 2003 and September 30, 2003, respectively) ranges from LIBOR plus 50 basis points to prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios.

On March 19, 2001, we entered into a mortgage note of $9.0 million. The mortgage agreement contains clauses requiring the maintenance of various covenants and financial ratios. On December 10, 2003, the bank approved an amendment to the mortgage agreement to reflect new conditions for the Tangible Net Worth covenant requirement under the agreement. The mortgage note is collateralized by our office building located in Maitland, Florida.

6.	Comprehensive Income:

	Three months ended December 30,
	2003	2002
	(dollars in thousands)
Net income	$3,652	$2,766
Other comprehensive income, net of tax	138	45

Comprehensive income	$3,790	$2,811

Other comprehensive income is comprised of unrealized gains and losses on marketable securities and changes in the value of the derivative financial instrument.

7.	Goodwill:

During the first quarter of fiscal year 2003, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually. In connection with the adoption of SFAS No. 142, the Company no longer records approximately $0.5 million annually of amortization relating to its existing goodwill. An assessment was completed at December 31, 2003 and no impairment was determined. The balance of goodwill was $9.5 million and $7.2 million for the three-month periods ended December 31, 2003 and 2002, respectively.

The following contains financial information relating to the Company’s acquired amortizable intangible assets at December 31, 2003 (dollars in thousands):

	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization
Client List	10 years	$700	$59
Client name recognition	2 years	100	38
Backlog	3 years	640	169
Technology/software	7 years	200	31

		$1,640	$297

Amortization expense relating to intangible assets amounted to $90,000 and $0 for the periods ended December 31, 2003 and 2002, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase an understanding of, and should be read in conjunction with, the condensed consolidated financial statements and accompanying notes. As you read this section, you should also refer to the Company’s Annual Report filed on Form 10-K for the fiscal year ended September 30, 2003.

Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words “anticipate”, “believe”, “estimate”, “expect”, “project”, “imply”, “intend”, “forsee”, and similar expressions, are “forward-looking statements” that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, changes in general economic conditions and interest rates, the risk that the Internal Revenue Service or the courts may not accept the amount or nature of one or more items of deduction, loss, income or gain as reported by the Company for tax purposes and the possible outcome of pending litigation and our actions in connection with such litigation. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Actual results could differ materially from those projected in these forward-looking statements as a result of these factors, among others, many of which are beyond our control.

Results of Operations

The following table sets forth the percentage of net earned revenue represented by the items in our consolidated statements of operations:

	Three months ended December 31,
	2003	2002
Engineering fees	125.9%	128.1%
Direct expenses	25.9	28.1

Net earned revenue	100.0	100.0
Costs and expenses:
Direct salaries	35.5	35.9
General and administrative expenses	56.8	57.8

Operating income	7.6	6.3
Interest expense	(.3)	(.4)
Other, net	.6	.4

Income before income taxes	7.9	6.3
Provision for income taxes	3.5	2.1

Net income	4.4%	4.2%

A summary of operating results is as follows for each of the three months ended December 31 (dollars in thousands):

	2003	2002
Engineering fees	$103,495	$85,084
Direct expenses	21,270	18,683

Net earned revenue	82,225	66,401
Costs and expenses	75,954	62,186

Operating income	6,271	4,215
Other income (expenses)	250	(24)
Provision for income taxes	2,869	1,425

Net income	$3,652	$2,766

Overview

The three-month period ended December 31, 2003 saw a 21.6% increase in engineering fees, as compared to the same period in 2002. A 13% increase in the number of employees, new projects and 2 small acquisitions were the contributors to the growth in engineering fees. The increase in the number of employees was primarily of technical professionals, whose billable labor gets charged back to clients, thereby increasing the amount of fees earned by the Company. In addition, all four of the Company’s segments experienced increased volumes in backlog for the three-month period ended December 31, 2003, as compared to the same period in 2002. The Company defines backlog as contracted work orders less previously recognized revenue on such work orders. The final contributor to the growth in engineering fees was the acquisition of Durham Technologies, Inc. (“DTI”) on December 1, 2002, and Welker & Associates, Inc. (“Welker”) on March 19, 2003. The employees obtained in the acquisitions of these two firms made up approximately 20.1% of the Company’s growth in head count.

The Company’s net income increased 35.3% during the three-month period ended December 31, 2003, as compared to the same period in 2002, primarily as a result of the reasons stated above, as well as increased chargeability, or utilization of billable hours, which allowed increased operating margins on projects. The increases in chargeability are largely related to the pick up in the economy, which allowed the Civil and Construction segments to experience significant increases in their chargeability percentage (the percentage of the cost of labor hours that are actually billed to clients), thereby increasing the operating margin for the three-month period ended December 31, 2003 for these two segments.

Segment Results of Operations

Our businesses are reported as four segments, reflecting our management methodology and structure. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements. We evaluate performance based on operating profit of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for the three months ended December 31, 2003 as compared to 2002.

Transportation

	2003	% Change	2002
	(dollars in thousands)
Engineering fees	$41,060	17.9%	$34,815
Direct expenses	9,958	26.2	7,892
Net earned revenue	31,102	15.5	26,923
Costs and expenses	28,736	16.4	24,722
Operating income	$2,366	7.4%	$2,201

Engineering fees of $41.1 million for the three-month period ended December 31, 2003 increased 17.9%, as compared to the same period in 2002. Higher volumes from continued strength in the transportation services market and engineering fees from new projects were the primary contributors to this increase during 2003, offset by a small reduction in chargeability.

Reported net earned revenue was $31.1 million during the three-month period ended December 31, 2003 as compared to $26.9 million for the same period in 2002, representing an increase of 15.5%. This increase is directly related to the increase in engineering fees from internal growth, resulting from additional professionals hired. Direct expenses, however, increased at a greater rate than engineering fees, growing 26.2%, from $7.9 million during the three-month period ended December 31, 2002, to $10.0 million for the same period in 2003. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and sub-contractor expenses. Direct expenses, as a percentage of net earned revenue, was 32.0% for the three-month period ended December 31, 2003 as compared to 29.3% for the same period in 2002. This increase resulted from the increased usage of sub-consultants in California, as well as in aviation projects around the country.

Reported operating income was $2.4 million for the three-month period ended December 31, 2003 as compared to $2.2 million for the same period in 2002, representing an increase of 7.4%. Operating income, as a percentage of net earned revenue, was 7.6% for the three-month period ended December 31, 2003 as compared to 8.2% for the same period in 2002. The increase in operating income is derived from the growth in engineering fees and net earned revenue, resulting from additional professionals hired. However, the decrease in operating income, as a percentage of net earned revenue, is driven by an increase in costs and expenses. Costs and expenses consist of direct salaries of professionals, whose time is chargeable to clients, and general and administrative expenses. Although direct salaries increased 14.3%, from $9.8 million for the three-month period ended December 31, 2002, to $11.2 million for the same period in 2003, direct salaries, as a percentage of net earned revenue, decreased from 36.4% for the three-month period ended December 31, 2002 to 36.0% for the same period in 2003. This decrease was driven by a slight reduction in Transportation’s chargeability percentage, thereby slightly reducing the operating margin for the three-month period ended December 31, 2003. General and administrative expenses, as a percentage of net earned revenue, increased from 55.4% for the three-month period ended December 31, 2002 to 56.4% for the same period in 2003, primarily due to the slight reduction in chargeability.

Civil Engineering

	2003	% Change	2002
	(dollars in thousands)
Engineering fees	$19,129	34.7%	$14,200
Direct expenses	2,492	19.8	2,081
Net earned revenue	16,637	37.3	12,119
Costs and expenses	15,115	24.0	12,191
Operating income (loss)	$1,522	2,213.9%	$(72)

Engineering fees of $19.1 million for the three-month period ended December 31, 2003 increased 34.7% as compared to the same period in 2002. This improvement is attributed to several factors. One of these factors was the acquisition of Durham Technologies, Inc. (“DTI”) on December 1, 2002. DTI specializes in risk and emergency management services for public sector clients, primarily Federal. Another factor in the improvement of this segment is a profitable emergency response project involving ice storm clean up in the Eastern region of the United States. Lastly, this segment has significantly increased its chargeability, slowed the growth of general and administrative costs and made significant steps toward improving project and contract management.

Reported net earned revenue was $16.6 million for the three-month period ended December 31, 2003 as compared to $12.1 million for the same period in 2002, representing an increase of 37.3%. Net earned revenue increased at a greater rate than engineering fees as a result of a decrease in direct expenses, specifically the use of sub-consultants. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and sub-contractor expenses. Direct expenses were $2.5 million during the three-month period ended December 31, 2003 as compared to $2.1 million for the same period in 2002, representing an increase of 19.8%. Direct expenses, as a percentage of net earned revenue, decreased from 17.2% for the three-month period ended December 31, 2002 to 15.0% for the same period in 2003. The decrease in direct expenses and direct expenses, as a percentage of net earned revenue, is due to the decreased use of sub-consultants, as a result of the increase in chargeability internally.

Reported operating income was $1.5 million for the three-month period ended December 31, 2003 as compared to an operating loss of $72,000 for the same period in 2002. Operating income (loss), as a percentage of net earned revenue, was 9.1% for the three months ended December 31, 2003 as compared to (0.6)% for the same period in 2002. The improvement from operating loss in 2002 to operating income in 2003 is due to improved chargeability and reduced general and administrative costs, as a percentage of net earned revenue, allowing for a reduction in total costs and expenses, as a percentage of net earned revenue. Costs and expenses consist of direct salaries of professionals, whose time is chargeable to clients, and general and administrative expenses. Direct salaries, as a percentage of net earned revenue, decreased from 35.8% for the three-month period ended December 31, 2002 to 35.1% for the same period in 2003, as a result of technical personnel cut-backs made in this segment. These cut-backs allowed the remaining technical professionals to increase their utilization. General and administrative expenses, as a percentage of net earned revenue, fell from 64.7% for the three-month period ended December 31, 2002 to 55.8% for the same period in 2003. The reduction in general and administrative expenses, as a percentage of net earned revenue, is directly related to the improvements in chargeability and cut-backs made in direct labor personnel. Some areas affected by this include medical costs, payroll taxes, vacation accruals and corporate allocations.

Environmental

	2003	% Change	2002
	(dollars in thousands)
Engineering fees	$26,627	12.2%	$23,734
Direct expenses	5,161	(5.7)	5,472
Net earned revenue	21,466	17.5	18,262
Costs and expenses	20,458	20.2	17,022
Operating income	$1,008	(18.7)%	$1,240

Engineering fees of $26.6 million for the three-month period ended December 31, 2003 increased 12.2%, as compared to $23.7 million for the same period in 2002. Higher volumes from continued strength in the environmental services market and engineering fees from new projects were the primary contributors, offset by a slight reduction in chargeability.

Reported net earned revenue was $21.5 million for the three-month period ended December 31, 2003 as compared to $ 18.3 million for the same period in 2002, representing an increase of 17.5%. Net earned revenue increased at a greater percentage than engineering fees due to a 5.7% decrease in direct expenses for the three-month period ended December 31, 2003, as compared to the same period in 2002. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and sub-contractor expenses. Direct expenses were $5.1 million during the three-month period ended December 31, 2003 as compared to $5.5 million for the same period in 2002. Direct expenses, as a percentage of net earned revenue was 24.0% for the three-month period ended December 31, 2003 as compared to 30.0% for the same period in 2002. The decrease in direct expenses and direct expenses, as a percentage of net earned revenue, is due primarily to a return to normal direct expense spending in 2003, as compared to 2002. In 2002, direct expenses were larger than normal due to a video inspection sub-consultant that was being utilized to assist with the beginning stages of a job in California. The greatest volume of the video work was needed in the early stages of the job during the three-month period ended December 31, 2002. Since then, the volume of video work has decreased, thereby reducing direct expenses.

Reported operating income was $1.0 million for the three-month period ended December 31, 2003 as compared to $1.2 million for the same period in 2002, representing a decrease of 18.7%. Operating income as a percentage of net earned revenue was 4.7% for the three-month period ended December 31, 2003 as compared to 6.8% for the same period in 2002. The decrease in operating income and operating income, as a percentage of net earned revenue, is due to a greater increase in costs and expenses than in net earned revenue during 2003. Costs and expenses consist of direct salaries of professionals, whose time is chargeable to clients, and general and administrative expenses. Direct salaries, as a percentage of net earned revenue, decreased from 33.3% for the three-month period ended December 31, 2002 to 32.6% for the same period in 2003. This decrease is primarily due to a slight reduction in chargeability during the three-month period ended December 31, 2003, as compared to the same period in 2002. A reduction in chargeability reduces the number of hours that are chargeable to clients, thereby decreasing the potential revenue associated with those hours. At the same time, an increase in non-chargeable hours will increase indirect labor costs, thereby increasing general and administrative costs. General and administrative expenses, as a percentage of net earned revenue, increased from 59.9% for the three-month period ended December 31, 2002 to 62.7% for the same period in 2003, primarily as a result of the reduction in chargeability.

Construction Management

	2003	% Change	2002
	(dollars in thousands)
Engineering fees	$16,679	35.2%	$12,335
Direct expenses	3,659	13.0	3,238
Net earned revenue	13,020	43.1	9,097
Costs and expenses	11,645	41.1	8,251
Operating income	$1,375	62.7%	$846

Engineering fees of $16.7 million for the three-month period ended December 31, 2003 increased 35.2% as compared to the same period in 2002. Higher volumes from renewed strength in the construction services market, engineering fees from new projects and increased chargeability were the primary reasons for the increase during 2003.

Reported net earned revenue was $13.0 million for the three-month period ended December 31, 2003 as compared to $9.1 million for the same period in 2002, representing an increase of 43.1%. Net earned revenue increased at a slightly greater percentage than engineering fees as a result of a decrease in direct expenses. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and sub-contractor expenses. Direct expenses were $3.7 million during the three-month period ended December 31, 2003 as compared to $3.2 million for the same period in 2002, representing an increase of 13.0%. Direct expenses, as a percentage of net earned revenue, decreased from 35.6% for the three-month period ended December 31, 2002 to 28.1% for the same period in 2003. The decrease in direct expenses, as a percent of net earned revenue, is due to slowed growth in the use of sub-consultants, and the increased utilization of staff internally.

Reported operating income was $1.4 million for the three-month period ended December 31, 2003 as compared to $846,000 for the same period in 2002, representing a 62.7% increase. Operating income, as a percentage of net earned revenue was 10.6% for the three-month period ended December 31, 2003 as compared to 9.3% for the same period in 2002. The increase in operating income is due to improved chargeability and reduced general and administrative costs, as a percentage of net earned revenue, allowing for a reduction in total costs and expenses, as a percentage of net earned revenue. Costs and expenses consist of direct salaries of professionals, whose time is chargeable to clients, and general and administrative expenses. Direct salaries, as a percentage of net earned revenue, increased slightly from 39.7% for the three-month period ended December 31, 2002 to 39.8% for the same period in 2003. General and administrative expenses, as a percentage of net earned revenue, decreased from 51.0% for the three-month period ended December 31, 2002 to 49.7% for the same period in 2003. The decrease in general and administrative expenses, as a percentage of net earned revenue, was primarily due to the improvements made in chargeability as a result of close attention being paid to escalating the utilization of technical professionals.

Consolidated Results

Other income (expenses):

Other income and expenses primarily consists of interest and dividend income and interest expense. Total other income (expenses) was $250,000 and ($24,000) for the three-month periods ended December 31, 2003 and 2002, respectively. The increase in income is due to real estate commissions of newly leased properties.

Net Income:

Net income was $3.7 million and $2.8 million for the three-month periods ended December 31, 2003 and 2002, respectively. The percentage of net income to net earned revenue increased from 4.2% for the three-month period ended December 31, 2002 to 4.5% for the three-month period ended December 31, 2003. The increase in 2003 was a result of increased chargeability and slowed increases in general and administrative costs. An increase in chargeability increases the number of hours that are chargeable to clients, thereby increasing the potential revenue and profit associated with those hours.

Income Taxes:

The income tax provision was $2.9 million and $1.4 million, or an effective tax rate of 44.0% and 34.0%, for the three-month periods ended December 31, 2003 and 2002, respectively. The increase in the effective tax rate in 2003 was primarily due to the increase in the valuation allowance for the deferred taxes related to research and development tax credit carry-forwards. These research and development tax credit carry-forwards, which expire beginning 2017 through 2022, were approximately $10.2 million and $8.4 million as of December 31, 2003 and 2002, respectively. A valuation allowance of $2.6 million and $2.1 million at December 31, 2003 and 2002, respectively, has been provided for against the deferred tax asset related to these tax credit carry-forwards.

Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash provided by operating activities totaled $3.3 million for the three months ended December 31, 2003 as compared to $1.7 million for the same period in 2002. The increase is primarily a result of the increase in net income and the decrease in unbilled fees, offset by a decrease in accounts payable. Fluctuations in accounts payable are primarily related to direct expenses, where the timing of payment to subcontractors is directly related to the collection of related receivables. Net income increased 32.0%, from $2.8 million for the three-month period ended December 31, 2002 to $3.7 million for the same period in 2003. This increase was primarily a result of an increase in chargeability, as stated above.

Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not previously paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock in the foreseeable future. All earnings are retained for investment in our business.

Approximately 90% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contract. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. The unbilled fees account decreased $5.6 million, from $40.0 million at September 30, 2003 to $34.3 million at December 31, 2003. The number of days outstanding for unbilled fees was 31 days and 37 days at December 31, 2003 and September 30, 2003, respectively. By comparison, according to PSMJ Resources, Inc., the average days outstanding for unbilled fees for design firms of a comparable size was 27.9 days in 2003 and 29.7 days in 2002.

Accounts receivable increased 0.2%, from $52.5 million at September 30, 2003, to $52.6 million at December 31, 2003. The allowance for doubtful accounts remained the same at $1.1 million for September 30, 2003 and December 31, 2003. The number of day’s sales outstanding for accounts receivable was approximately 44 days and 46 days at December 31, 2003 and September 30, 2003, respectively. According to PSMJ Resources, Inc. the average days sales accounts receivables for design firms of comparable size to us was 75.1 days in 2003 and 66.5 days in 2002.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.9 million and $3.9 million for the three months ended December 31, 2003 and December 31, 2002, respectively. Investing activity typically consists of fixed asset purchases, such as survey equipment, computer equipment, furniture and leasehold improvements. On December 1, 2002, the Company acquired 100% of the stock of Durham Technologies, Inc. (“DTI”) for $1.3 million, net of cash acquired. The acquisition of DTI contributes to the Company’s goal of enhancing its presence in the growing Emergency Management Services market. DTI’s area of specialty includes risk management and risk assessment for public sector clients, primarily Federal. The acquisition is accounted for using the purchase method of accounting, and the results of operations are included from the respective date of acquisition.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2003 was $1.5 million, as compared to $3.8 million for the same period in 2002. The decrease in cash provided by financing activities is attributable to an increase in principal payments under the Company’s line of credit.

Capital Resources

As of December 31, 2003, the Company had a $58 million revolving line of credit agreement, inclusive of $3 million in letters of credit, with a bank. The revolving line of credit expires June 30, 2005. The interest rate (1.62% and 1.62% at December 31, 2003 and September 30, 2003, respectively) on the revolving line of credit ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt average ratio is less than 2.5. The range increases to

LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 and 3.0. The amounts outstanding under the revolving line of credit were $10.0 million and $9.2 million as of December 31, 2003 and September 30, 2003, respectively. The increase in the line of credit was directly related to the reduction in accounts payable and the payment of employee bonuses related to fiscal year 2003. The revolving line of credit is collateralized by substantially all of our assets.

Our capital expenditures are generally for purchases of property and equipment. The Company spent $2.8 million and $2.5 million on such expenditures for the three months ended December 31, 2003 and 2002, respectively.

As the Company often does each year, a stock offering will take place during the three-month period ended March 31, 2004. During this offering, there will be 3,000,000 shares of the Company’s common stock available for sale to all full time employees of the Company, pursuant to The PBSJ Corporation Stock Ownership Plan.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) and amended it in October 2003, such that it is now effective for the Company in the first quarter of fiscal 2004. Variable interest entities (VIE’s) are entities that lack sufficient equity to finance their activities without additional financial support from another parties or whose equity holders lack adequate decision making ability based on criteria set forth in the interpretation. The current FIN 46 guidance is still evolving with several proposed amendments and clarifications recently issued through an exposure draft release. The company has evaluated the total impact of FIN 46, based on the current exposure draft, and the Company does not expect FIN 46 to have a material impact on its results of operations or financial position.

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

Revenue Recognition

We earn our revenues for the various types of services we provide through cost-plus, time-and-materials, fixed price contracts, and contracts which combine any of these methods. In the course of providing its services, the Company routinely incurs direct expenses such as sub-contracts for services. In addition, the Company also includes pass-through costs on cost-plus contracts, which are customer-

reimbursable materials, equipment and sub-contractor costs when the Company determines that it is responsible for engineering specification, procurement and management of such cost components on behalf of the customer. These direct expenses are principally passed through to the Company’s clients with minimal or no mark-up and, in accordance with industry practice, are included in the Company’s gross revenues. Accordingly, the Company also reports net earned revenue, which is gross revenue less direct expenses. For cost-plus and time and material contracts, the Company reports fees earned based on actual labor multiplied by contractual rates or multipliers. For fixed-price contracts, the Company reports fees earned on the percentage of completion basis, which includes revenue on the basis of costs incurred to date as a percentage of the total estimated costs.

If we do not accurately estimate the resources required or the scope of the work to be performed, or we do not manage our projects properly within the planned periods of time or we do not meet our clients’ expectations under the contracts, then future margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to our results of operations.

Income Taxes

In determining net income for financial statement purposes, we must make estimates and judgments in the calculation of tax assets and liabilities and in the determination of the recoverability of the deferred tax assets. The tax assets and liabilities arise from temporary differences between the tax return and the financial statement recognition of revenues and expenses.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our tax provision by recording a valuation allowance for the deferred tax assets that we estimate will not ultimately be recoverable. As of December 31, 2003 and September 30, 2003, we reported a valuation allowance of $2.6 million and $2.1 million, respectively.

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

The interest rate (1.62% at December 31, 2003 and September 30, 2003, respectively) on our revolving line of credit and term loan ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The Company mitigates interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit or term loan. As of December 31, 2003, the fair value of the debt is consistent with the outstanding principal balance.

The interest rates under our line of credit and mortgage notes payable are variable. To the extent that we have borrowings outstanding, there is market risk related to such borrowings, however, our exposure is minimal due to the short-term nature of these borrowings.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures:

Our management, with the participation of John B. Zumwalt, III, our Chief Executive Officer, and W. Scott Deloach, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report and each has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Excahnge Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

At the annual meeting of the shareholders held on January 21, 2004, our shareholders approved three amendments to our by-laws that modify the rights of the holders of our Common Stock. Our by-laws have been amended to (i) clarify that in the event the Company exercises its right not to redeem an employee’s shares of stock and our Employee Profit Sharing and Stock Ownership Plan and Trust likewise does not redeem such shares of stock, the employee may offer such shares to other eligible full-time employee shareholders; (ii) allow for electronic notification of meeting notices; and (iii) make it mandatory for employees surrendering or selling their shares to provide the share certificates to the Company within 30 days of the event triggering such surrender or sale. The full text of our amended by-laws is attached as an exhibit hereto. The above description is a summary of the amendments to our by-laws and is qualified in its entirety by the provisions of our amended by-laws.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, as amended *

3.2	Amended and Restated Corporate Bylaws dated February 1, 2004 *

4.1	Articles of Incorporation, as amended (included as exhibit 3.1)

4.2	Amended and Restated Corporate Bylaws dated February 1, 2004 ( included as exhibit 3.2).

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.3	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.3	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

(b)	Reports on Form 8-K

Report filed on Form 8-K for February 2, 2004 –

On January 21, 2004, at the Company’s annual stockholders’ meeting, the Company announced Mr. W. Scott DeLoach, as it’s new Chief Financial Officer, replacing Mr. Richard A. Wickett, who still resides as the Company’s Chairman and Treasurer. During 2003, Mr. DeLoach held the positions of Corporate Controller, National Service Director of Administration, Treasurer and Executive Vice President. Replacing Mr. DeLoach in his old position as Corporate Controller is Mrs. Kathryn J. Wilson. Mrs. Wilson served as the Company’s Assistant Controller and Associate Vice President during 2003.

In addition, Mr. H. Michael Dye, who retired but continued to serve one final year on the Company’s Board of Directors during 2003, has stepped down from the Board of Directors, effective February 1, 2004, as he enters full retirement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The PBSJ Corporation

Dated:	February 13, 2004	By:	/s/ W. Scott DeLoach
W. Scott DeLoach Chief Financial Officer

Dated:	February 13, 2004	By:	/s/ John B. Zumwalt, III
John B. Zumwalt, III Chief Executive Officer and President

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended *

3.2	Amended and Restated Corporate Bylaws dated February 1, 2004 *

4.1	Articles of Incorporation, as amended (included as exhibit 3.1)

4.2	Amended and Restated Corporate Bylaws dated February 1, 2004 (included as exhibit 3.2).

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Sarbanes-Oxley Act of 2002. *

31.3	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.3	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith