Form 10-K/A
period 2003-09-30
PBSJ CORP /FL/
filed 2004-05-14
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A-1

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

Common Stock ($.00067 Par Value)

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment”) has been filed to respond to certain comments of the Securities and Exchange Commission (the “Commission”). Other than Item 9A, Item 15 and the signature page, no other changes are made by this Amendment and all other information included in the original filing is unchanged. In order to preserve the nature and character of the disclosures as originally filed, except as specifically discussed in this Amendment, no attempt has been made to modify or update such disclosures for events which occurred subsequent to the original filing. Accordingly, this Amendment should be read in conjunction with the Company’s subsequent filings with the Commission.

THE PBSJ CORPORATION

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

Acquisitions

Throughout our history, PBSJ has made selected strategic acquisitions to increase the firm’s geographic presence in the West and Central regions, to enhance its technical capabilities firm-wide and to solidify our operations in the Eastern region. Once we acquire a firm it is integrated and consolidated into our existing operations and the subsidiary ceases to exist as a separate operating entity. The following acquisitions occurred in the last three years:

•	January 2001 – J. Powell & Associates, Inc. The Company acquired certain assets from J. Powell & Associates, Inc., on January 1, 2001 for $2.2 million less the amount of J. Powell’s accrued vacation at January 1, 2001. The assets acquired include fixed assets, goodwill, of the trade name and deposits on leased properties. The acquisition of these assets contributed to the Company’s goal of increasing its presence in the Western region. J. Powell’s areas of specialty included civil engineering, environmental engineering and construction management in both the private and public sectors. The acquisition was accounted for using the purchase method of accounting, and the results of operations were included as of the respective date of acquisition, which is January 1, 2001.

•	The Company acquired the stock of Durham Technologies, Inc. (“DTI”) on December 1, 2002 for $1.5 million, net of cash acquired. The acquisition of DTI contributes to the Company’s goal of enhancing its presence in the growing civil engineering market in the surrounding Atlanta area. DTI’s area of specialty includes risk management and risk assessment for public sector clients, primarily Federal. The purchase price has been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $1.7 million, including approximately $0.7 million of goodwill, $0.5 million of identifiable intangible assets and liabilities of $0.2 million. The results of operations are included from the date of acquisition.

•	On March 19, 2003, the Company acquired the stock of Welker & Associates, Inc. (“Welker”) for $4.4 million, comprised of $4.0 million in cash and $400,000 of the Company’s common stock. The acquisition of Welker contributes to the Company’s goal of enhancing its presence in the growing Atlanta market. Welker’s areas of specialty include water, wastewater and stormwater management for Georgia’s local governments. The purchase price has been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $5.1 million, including approximately $2.2 million of goodwill, $1.2 million of identifiable intangible assets and liabilities of $0.7 million.

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

During 2003, projects in our Transportation Division included:

•	Providing General Engineering Consulting Services to a number of Tollroad agencies including:

•	Florida’s Turnpike Enterprise

•	Orlando Orange County Expressway Authority

•	Miami Dade Expressway Authority

•	Texas Turnpike Authority

•	Providing business planning and program development support to North Carolina’s new Turnpike Authority Board.

•	Preparation of an Environmental Impact Statement for I-70 improvements and a transit rail connection between downtown Denver and the Denver International Airport.

•	Providing Intelligent Transportation System design for the Advanced Traveler Information System and Advanced Traffic Management System on I-95 in Jacksonville, Florida.

•	Providing engineering support services for a new East-West Runway at George Bush International Airport in Houston, Texas.

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

Contract Pricing and Terms of Engagement

We earn our revenues for the various types of services we provide through cost-plus, time-and-materials, fixed price contracts, and contracts, which combine any of these methods.

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

Civil Engineering

	2003	% Change	2002	% Change	2001
	(dollars in thousands)
Engineering Fees	$65,099	0.0%	$65,115	(7.1%)	$70,104
Direct Expenses	9,266	(26.1)	12,544	(10.5)	14,022
Net Earned Revenue	55,833	6.2	52,571	(6.3)	56,082
Costs and Expenses	54,275	0.6	53,965	(3.6)	55,987
Operating (Loss) Income	$1,558	211.8%	($1,394)	(1567.4%)	$95

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

Revenue Recognition

We earn our revenues for the various types of services we provide through cost-plus, time-and-materials, fixed price contracts, and contracts, which combine any of these methods. In the course of providing its services, the Company routinely incurs direct expenses such as sub-contracts for services. In addition, the Company also includes pass-through costs on cost-plus contracts, which are customer-reimbursable materials, equipment and sub-contractor costs when the Company determines that it is responsible for engineering specification, procurement and management of such cost components on behalf of the customer. These direct expenses are principally passed through to the Company’s clients with minimal or no mark-up and, in accordance with industry practice, are included in the Company’s gross revenues. Accordingly, the Company also reports net earned revenue, which is gross revenue less direct expenses. For cost-plus and time and material contracts, the Company reports fees earned based on actual labor multiplied by contractual rates or multipliers. For fixed-price contracts, the Company reports fees earned on the percentage of completion basis, which includes revenue on the basis of costs incurred to date as a percentage of the total estimated costs.

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

/s/ PricewaterhouseCoopers LLP

December 12, 2003

Miami, Florida

THE PBSJ CORPORATION

CONSOLIDATED

BALANCE SHEETS

(in thousands, except share data)

	Years ended September 30,
	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$3,290	$2,967
Marketable securities	550	432
Accounts receivable, net	52,510	45,275
Unbilled fees, net	39,916	30,149
Other current assets	4,316	4,826

Total current assets	100,582	83,649
Property and equipment, net	31,599	32,601
Cash surrender value of life insurance	7,357	6,622
Deferred income taxes	5,701	6,141
Other assets	11,638	7,390

Total assets	$156,877	$136,403

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	33,060	24,793
Current portion of long-term debt	820	991
Accrued vacation	7,598	6,565
Deferred income taxes	16,691	13,652

Total current liabilities	58,169	46,001
Long-term debt, less current portion	17,350	20,996
Deferred compensation	6,544	5,932
Other liabilities	5,351	4,727

Total liabilities	87,414	77,656

Stockholders’ Equity:
Common stock, par value $0.00067, 15,000,000 shares authorized, 7,969,780 and 8,346,524 shares issued and outstanding at September 30, 2003 and 2002, respectively.	5	6
Retained earnings	71,792	60,981
Accumulated other comprehensive loss	(314)	(501)
Unearned compensation	(2,020)	(1,739)

Total stockholders’ equity	69,463	58,747

Total liabilities and stockholders’ equity	$156,877	$136,403

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

2004 - $819; 2005 - $9,524; 2006 - $307; and 2007 - $7,520 and 2008 and thereafter - $0.

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

11.	Supplemental Cash Flow Information:

	Years ended September 30, (in thousands)
	2003	2002	2001
Cash paid during the year for:
Interest	$1,014	$1,153	$1,151
Income taxes	6,043	6,775	3,814
Details of acquisition:
Fair value of assets acquired	$2,321	$—	$244
Goodwill & intangible assets	4,535	—	1,960
Liabilities assumed	(950)	—	(220)

Cash paid	5,906	—	1,984
Less: note payable and restricted stock to seller	(400)	—	(1,000)

Net cash paid for acquisitions	$5,506	$—	$984

12.	Segment Reporting

Financial information relating to the Company’s operations by service is as follows:

Year Ended September 30, 2003

	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$158,675	$58,583	$65,099	$106,799	$389,156
Net earned revenue	123,102	43,506	55,833	84,038	306,479
Operating income (loss)	12,840	5,456	1,558	6,387	26,241
Depreciation and amortization	3,007	695	2,095	2,594	8,391
Total assets	63,965	23,616	26,243	43,053	156,877
Capital expenditures	2,879	968	1,544	2,244	7,635

Year Ended September 30, 2002

	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$143,655	$44,567	$65,115	$91,124	$344,461
Net earned revenue	108,304	33,282	52,571	72,169	266,326
Operating income	11,610	3,577	(1,394)	5,829	19,622
Depreciation and amortization	3,344	727	2,703	2,585	9,359
Total assets	56,886	17,648	25,785	36,084	136,403
Capital expenditures	2,390	707	1,484	1,739	6,320

Year Ended September 30, 2001

	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$128,098	$40,228	$70,104	$75,676	$314,106
Net earned revenue	91,560	28,924	56,082	59,650	236,216
Operating income (loss)	9,766	3,364	95	4,674	17,899
Depreciation and amortization	3,554	1,116	1,945	2,100	8,715
Total assets	52,610	16,522	28,792	31,080	129,004
Capital expenditures	6,023	1,891	3,296	3,558	14,768

13.	Allowance for Doubtful Accounts and Estimatable Unbillable Amounts

The activity in the allowance for doubtful and estimatable unbillable amounts were as follows (dollars in thousands):

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS	BALANCE AT END OF YEAR
YEAR ENDED SEPTEMBER 30, 2003
Allowance for doubtful accounts	$1,354	$162	$(397)	$1,119
Allowance for estimatable unbillable amounts	0	0	0	0

	$1,354	$162	$(397)	$1,119

YEAR ENDED SEPTEMBER 30, 2002
Allowance for doubtful accounts	$2,207	$351	$(1,204)	$1,354
Allowance for estimatable unbillable amounts	611	0	(611)	0

	$2,818	$351	$(1,815)	$1,354

YEAR ENDED SEPTEMBER 30, 2001
Allowance for doubtful accounts	$2,296	$411	$(500)	$2,207
Allowance for estimatable unbillable amounts	611	0	0	611

	$2,907	$411	$(500)	$2,818

15.	Quarterly Financial Data (Unaudited)

	2003				2002
	9/30	6/30	3/31	12/31	9/30	6/30	3/31	12/31
	(dollars in thousands)
Operating Data:
Engineering fees	$103,525	$103,182	$97,365	$85,084	$89,868	$86,419	$84,620	$83,554
Net earned revenues	81,336	81,949	76,793	66,401	67,970	68,374	66,650	63,332
Net income	3,861	5,655	4,909	2,766	2,978	3,920	3,436	3,074

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

John B. Zumwalt, III, our Chief Executive Officer, and W. Scott DeLoach, our Chief Financial Officer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission’s rules and regulations.

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

4.     Consolidated Statements of Stockholders’ Equity at September 30, 2003, 2002 and 2001.

5.     Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2003.

6.     Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules - The financial statement schedule information is included as part of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

(3)	Exhibits including those incorporated by reference:

Exhibit Number		Description

3.1	–	Articles of Incorporation, as amended (previously filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 27, 2000 and incorporated herein by reference)

3.2	–	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Registrant’s Form 10-K filed with the Commission on December 19, 2003 and incorporated herein by reference)

Exhibit Number		Description

4.1	–	Form of Specimen Stock Certificate (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 27, 2000 and incorporated herein by reference)

10.1	–	The PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust, amended and restated, dated February 22, 2002 (previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q dated August 14, 2002 and incorporated herein by reference)

10.1a	–	Promissory Note, dated March 19, 2001, between Suntrust Bank, a Georgia corporation, and Post, Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary (previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on May 15, 2001 and incorporated herein by reference)

10.2	–	Supplemental Income Plan effective as of January 12, 1988 (previously filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 27, 2000 and incorporated herein by reference)

10.2a	–	Mortgage Security Agreement between Suntrust Bank, a Georgia corporation, and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary, as amended on December 10, 2003 (previously filed as Exhibit 10.2a to the Registrant’s Form 10-K filed with the Commission on December 19, 2003)

10.3	–	Consulting/Supplemental Retirement/Death Benefits Agreement, dated November 6, 1987, between the Registrant and H. Michael Dye, as amended on October 16, 1989, March 1, 1993, February 6, 1995, May 19, 1998 and November 22, 1999 (previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 27, 2000 and incorporated herein by reference)

10.3a	–	ISDA Master Agreement, dated March 8, 2001, between Suntrust Bank and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary (previously filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Commission on May 15, 2001 and incorporated herein by reference)

10.4	–	Supplemental Retirement/Death Benefits Agreement, dated December 17, 1987, between the Registrant and Robert J. Paulsen (previously filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 27, 2000 and incorporated herein by reference)

10.4a	–	Schedule to the ISDA Master Agreement, dated March 8, 2001, between Suntrust Bank and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary (previously filed as Exhibit 10.4 to the Registrant’s Form 10-Q filed with the Commission on May 15, 2001 and incorporated herein by reference)

10.5	–	Supplemental Income Agreement, dated as of July 29, 1996, between the Registrant and Robert J. Paulsen (previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 27, 2000 and incorporated herein by reference)

10.5a	–	Confirmation of Interest Rate Transaction Confirmation, dated March 9, 2001, between Suntrust Bank and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary (previously filed as Exhibit 10.5 to the Registrant’s Form 10-Q filed with the Commission on May 15, 2001 and incorporated herein by reference)

Exhibit Number		Description

10.6	–	Employment/Retirement Benefits Agreement, dated February 15, 1999, between the Registrant and William W. Randolph (previously filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 27, 2000 and incorporated herein by reference)

10.7	–	Supplemental Retirement/Death Benefits Agreement, dated December 17, 1987, between the Registrant and Richard A. Wickett, as amended on April 27, 1989, May 19, 1998 and November 22, 1999 (previously filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 27, 2000 and incorporated herein by reference)

10.8	–	Supplemental Retirement/Death Benefits Agreement dated December 17, 1987, between the Registrant and John B. Zumwalt, III, as amended on May 19, 1998 and November 22, 1999 (previously filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 27, 2000 and incorporated herein by reference)

10.9	–	Agreement, dated as of April 1, 1993, between the Registrant and John B. Zumwalt, III (previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 27, 2000 and incorporated herein by reference)

10.10	–	Split-Dollar Life Insurance Agreement dated February 1, 1999, by and between The Randolph Insurance Trust and the Registrant (previously filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 27, 2000 and incorporated herein by reference)

10.11	–	Credit Agreement, dated as of June 28, 1996, by and among Nationsbank, N.A., Suntrust Bank, Miami, N.A., Post, Buckley, Schuh and Jernigan, Inc., The PBSJ Corporation, and the subsidiaries named therein, as amended on July 3, 1997 and June 30, 1999 (previously filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 27, 2000 and incorporated herein by reference)

10.11a	–	Amended and Restated Credit Agreement, dated as of June 30, 2002, by and among Bank of America, N.A., Post, Buckley, Schuh & Jernigan, Inc., The PBSJ Corporation, and the subsidiaries named therein (filed as Exhibit 10.11 to the Registrant’s Form 10-Q filed with the Commission on August 14, 2002 and incorporated herein by reference)

10.11b	–	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of May 6, 2003, by and among Bank of America, N.A., Post, Buckley, Schuh & Jernigan, Inc., The PBSJ Corporation, and the subsidiaries named therein (filed as Exhibit 10.11 to the Registrant’s Form 10-Q filed with the Commission on May 9, 2003 and incorporated herein by reference)

10.12	–	Lease Agreement, dated as of March 25, 1998, by and between Post, Buckley, Schuh & Jernigan, Inc. and Highwoods/Florida Holdings L.P. as successor in interest to Cypress-Tampa II L.P., as amended on May 26, 1998, December 26, 1998, November 29, 1999, March 1, 2000 (previously filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 27, 2000 and incorporated herein by reference) and July 1, 2003 (previously filed as Exhibit 10.12 to the Registrant’s Form 10-K filed with the Commission on December 19, 2003 and incorporated herein by reference)

10.14	–	The PBSJ Corporation Stock Ownership Plan (previously filed as Exhibit 10.14 to the Registrant’s Amended Registration Statement on Form 10-A filed with the Commission on September 19, 2000 and incorporated herein by reference)

Exhibit Number		Description

10.15	–	Lease agreement, dated as of May 30, 2000, by and between Post, Buckley, Schuh & Jernigan, Inc. and RREEF American Reit Corp. G as amended on August 12, 2002 and February 19, 2003. (previously filed as Exhibit 10.15 to the Registrant’s Form 10-K filed with the Commission on December 19, 2003 and incorporated herein by reference)

21	–	Subsidiaries (previously filed as Exhibit 21 to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 27, 2000 and incorporated herein by reference)

31.1	–	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	–	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.3	–	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	–	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	–	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.3	–	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

99.3	–	Code of Ethics that applies to the Principal Executive Officer, Principal Financial Officer, Principal Operations Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 99.3 to the Registrant’s Form 10-K filed with the Commission on December 19, 2003 and incorporated herein by reference)

(*)	Filed herewith.

(b)	Reports on Form 8-K – None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The PBSJ Corporation

Date: May 14, 2004	By:	/s/ W. SCOTT DELOACH

W. Scott DeLoach
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Number		Description

3.1	–	Articles of Incorporation, as amended (previously filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 27, 2000 and incorporated herein by reference)

3.2	–	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Registrant’s Form 10-K filed with the Commission on December 19, 2003 and incorporated herein by reference)

4.1	–	Form of Specimen Stock Certificate (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 27, 2000 and incorporated herein by reference)

10.1	–	The PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust, amended and restated, dated February 22, 2002 (previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q dated August 14, 2002 and incorporated herein by reference)

10.1a	–	Promissory Note, dated March 19, 2001, between Suntrust Bank, a Georgia corporation, and Post, Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary (previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on May 15, 2001 and incorporated herein by reference)

10.2	–	Supplemental Income Plan effective as of January 12, 1988 (previously filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 27, 2000 and incorporated herein by reference)

10.2a	–	Mortgage Security Agreement between Suntrust Bank, a Georgia corporation, and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary, as amended on December 10, 2003 (previously filed as Exhibit 10.2a to the Registrant’s Form 10-K filed with the Commission on December 19, 2003)

10.3	–	Consulting/Supplemental Retirement/Death Benefits Agreement, dated November 6, 1987, between the Registrant and H. Michael Dye, as amended on October 16, 1989, March 1, 1993, February 6, 1995, May 19, 1998 and November 22, 1999 (previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 27, 2000 and incorporated herein by reference)

10.3a	–	ISDA Master Agreement, dated March 8, 2001, between Suntrust Bank and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary (previously filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Commission on May 15, 2001 and incorporated herein by reference)

10.4	–	Supplemental Retirement/Death Benefits Agreement, dated December 17, 1987, between the Registrant and Robert J. Paulsen (previously filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 27, 2000 and incorporated herein by reference)

10.4a	–	Schedule to the ISDA Master Agreement, dated March 8, 2001, between Suntrust Bank and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary (previously filed as Exhibit 10.4 to the Registrant’s Form 10-Q filed with the Commission on May 15, 2001 and incorporated herein by reference)

10.5	–	Supplemental Income Agreement, dated as of July 29, 1996, between the Registrant and Robert J. Paulsen (previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 27, 2000 and incorporated herein by reference)

Exhibit Number		Description

10.5a	–	Confirmation of Interest Rate Transaction Confirmation, dated March 9, 2001, between Suntrust Bank and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary (previously filed as Exhibit 10.5 to the Registrant’s Form 10-Q filed with the Commission on May 15, 2001 and incorporated herein by reference)

10.6	–	Employment/Retirement Benefits Agreement, dated February 15, 1999, between the Registrant and William W. Randolph (previously filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 27, 2000 and incorporated herein by reference)

10.7	–	Supplemental Retirement/Death Benefits Agreement, dated December 17, 1987, between the Registrant and Richard A. Wickett, as amended on April 27, 1989, May 19, 1998 and November 22, 1999 (previously filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 27, 2000 and incorporated herein by reference)

10.8	–	Supplemental Retirement/Death Benefits Agreement dated December 17, 1987, between the Registrant and John B. Zumwalt, III, as amended on May 19, 1998 and November 22, 1999 (previously filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 27, 2000 and incorporated herein by reference)

10.9	–	Agreement, dated as of April 1, 1993, between the Registrant and John B. Zumwalt, III (previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 27, 2000 and incorporated herein by reference)

10.10	–	Split-Dollar Life Insurance Agreement dated February 1, 1999, by and between The Randolph Insurance Trust and the Registrant (previously filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 27, 2000 and incorporated herein by reference)

10.11	–	Credit Agreement, dated as of June 28, 1996, by and among Nationsbank, N.A., Suntrust Bank, Miami, N.A., Post, Buckley, Schuh and Jernigan, Inc., The PBSJ Corporation, and the subsidiaries named therein, as amended on July 3, 1997 and June 30, 1999 (previously filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 27, 2000 and incorporated herein by reference)

10.11a	–	Amended and Restated Credit Agreement, dated as of June 30, 2002, by and among Bank of America, N.A., Post, Buckley, Schuh & Jernigan, Inc., The PBSJ Corporation, and the subsidiaries named therein (filed as Exhibit 10.11 to the Registrant’s Form 10-Q filed with the Commission on August 14, 2002 and incorporated herein by reference)

10.11b	–	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of May 6, 2003, by and among Bank of America, N.A., Post, Buckley, Schuh & Jernigan, Inc., The PBSJ Corporation, and the subsidiaries named therein (filed as Exhibit 10.11 to the Registrant’s Form 10-Q filed with the Commission on May 9, 2003 and incorporated herein by reference)

10.12	–	Lease Agreement, dated as of March 25, 1998, by and between Post, Buckley, Schuh & Jernigan, Inc. and Highwoods/Florida Holdings L.P. as successor in interest to Cypress-Tampa II L.P., as amended on May 26, 1998, December 26, 1998, November 29, 1999, March 1, 2000 (previously filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 27, 2000 and incorporated herein by reference) and July 1, 2003 (previously filed as Exhibit 10.12 to the Registrant’s Form 10-K filed with the Commission on December 19, 2003 and incorporated herein by reference)

Exhibit Number		Description

10.14	–	The PBSJ Corporation Stock Ownership Plan (previously filed as Exhibit 10.14 to the Registrant’s Amended Registration Statement on Form 10-A filed with the Commission on September 19, 2000 and incorporated herein by reference)

10.15	–	Lease agreement, dated as of May 30, 2000, by and between Post, Buckley, Schuh & Jernigan, Inc. and RREEF American Reit Corp. G as amended on August 12, 2002 and February 19, 2003. (previously filed as Exhibit 10.15 to the Registrant’s Form 10-K filed with the Commission on December 19, 2003 and incorporated herein by reference)

21	–	Subsidiaries (previously filed as Exhibit 21 to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 27, 2000 and incorporated herein by reference)

31.1	–	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	–	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.3	–	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	_	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	_	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.3	_	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

99.3	_	Code of Ethics that applies to the Principal Executive Officer, Principal Financial Officer, Principal Operations Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 99.3 to the Registrant’s Form 10-K filed with the Commission on December 19, 2003 and incorporated herein by reference)

(*)	Filed herewith.