Form 10-Q/A
period 2003-12-31
PBSJ CORP /FL/
filed 2004-05-14
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A-1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) has been filed to respond to certain comments of the Securities and Exchange Commission (the “Commission”). Other than the certifications attached as exhibits hereto, no other changes are made by this Amendment and all other information included in the original filing is unchanged. In order to preserve the nature and character of the disclosures as originally filed, no attempt has been made to modify or update such disclosures for events which occurred subsequent to the original filing. Accordingly, this Amendment should be read in conjunction with the Company’s subsequent filings with the Commission.

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

The following contains financial information relating to the Company’s acquired amortizable intangible assets at December 31, 2003 (dollars in thousands):

	Estimated Useful Lives	Gross Accumulated Amount	Carrying Amortization
Client List	10 years	$700	$59
Client name recognition	2 years	100	38
Backlog	3 years	640	169
Technology/software	7 years	200	31

		$1,640	$297

Amortization expense relating to intangible assets amounted to $90,000 and $0 for the periods ended December 31, 2003 and 2002, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The three-month period ended December 31, 2003 saw a 21.6% increase in engineering fees, as compared to the same period in 2002. A 13% increase in the number of employees, new projects and 2 small acquisitions were the primary contributors to the growth in engineering fees. The increase in the number of employees was primarily of technical professionals, whose billable labor gets charged back to clients, thereby increasing the amount of fees earned by the Company. In addition, all four of the Company’s segments experienced increased volumes in backlog for the three-month period ended December 31, 2003, as compared to the same period in 2002. The Company defines backlog as contracted work orders less previously recognized revenue on such work orders. The final significant contributor to the growth in engineering fees was the acquisition of Durham Technologies, Inc. (“DTI”) on December 1, 2002, and Welker & Associates, Inc. (“Welker”) on March 19, 2003. The employees obtained in the acquisitions of these two firms made up approximately 20.1% of the Company’s growth in head count.

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

Civil Engineering

	2003	% Change	2002
	(dollars in thousands)
Engineering fees	$19,129	34.7%	$14,200
Direct expenses	2,492	19.8	2,081
Net earned revenue	16,637	37.3	12,119
Costs and expenses	15,115	24.0	12,191
Operating income (loss)	$1,522	2,213.9%	($72)

Engineering fees of $19.1 million for the three-month period ended December 31, 2003 increased 34.7% as compared to the same period in 2002. This improvement is attributed to several factors. One of these factors was the acquisition of Durham Technologies, Inc. (“DTI”) on December 1, 2002. DTI specializes in risk and emergency management services for public sector clients, primarily Federal. Another factor in the improvement of this segment is a profitable emergency response project involving ice storm clean up in the Eastern region of the United States. Lastly, this segment has significantly increased its chargeability and made significant steps toward improving project and contract management.

Reported net earned revenue was $16.6 million for the three-month period ended December 31, 2003 as compared to $12.1 million for the same period in 2002, representing an increase of 37.3%. Net earned revenue increased at a greater rate than engineering fees as a result of a decrease in direct expenses, as a percentage of net earned revenue, primarily from the reduced use of sub-consultants. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and sub-contractor expenses. Direct expenses were $2.5 million during the three-month period ended December 31, 2003 as compared to $2.1 million for the same period in 2002, representing an increase of 19.8%. Direct expenses, as a percentage of net earned revenue, decreased from 17.2% for the three-month period ended December 31, 2002 to 15.0% for the same period in 2003. The decrease in direct expenses, as a percentage of net earned revenue, is due to the decreased use of sub-consultants and the increased utilization of staff internally.

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

Reported net earned revenue was $13.0 million for the three-month period ended December 31, 2003 as compared to $9.1 million for the same period in 2002, representing an increase of 43.1%. Net earned revenue increased at a slightly greater percentage than engineering fees as a result of a decrease in direct expenses, as a percentage of net earned revenue. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and sub-contractor expenses. Direct expenses were $3.7 million during the three-month period ended December 31, 2003 as compared to $3.2 million for the same period in 2002, representing an increase of 13.0%. Direct expenses, as a percentage of net earned revenue, decreased from 35.6% for the three-month period ended December 31, 2002 to 28.1% for the same period in 2003. The decrease in direct expenses, as a percentage of net earned revenue, is due to slowed growth in the use of sub-consultants, and the increased utilization of staff internally.

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

Evaluation of disclosure controls and procedures:

Our management, with the participation of John B. Zumwalt, III, our Chief Executive Officer, and W. Scott DeLoach, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report and each has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Commission on February 13, 2004 and incorporated herein by reference)

3.2	Amended and Restated Corporate Bylaws dated February 1, 2004 (previously filed as Exhibit 3.2 to the Registrant’s Form 10-Q filed with the Commission on February 13, 2004 and incorporated herein by reference)

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.3	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

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

The PBSJ Corporation

Dated: May 14, 2004	By	/s/ W. SCOTT DELOACH

W. Scott DeLoach Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Commission on February 13, 2004 and incorporated herein by reference)

3.2	Amended and Restated Corporate Bylaws dated February 1, 2004 (previously filed as Exhibit 3.2 to the Registrant’s Form 10-Q filed with the Commission on February 13, 2004 and incorporated herein by reference)

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.3	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith