Form 10-Q
period 2004-03-31
PBSJ CORP /FL/
filed 2004-05-14
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12(g) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of April 30, 2004, there were 7,924,808 shares of Common Stock, $.00067 par value per share, outstanding.

THE PBSJ CORPORATION

FORM 10-Q

MARCH 31, 2004

PART I

Item 1.	Financial Statements

THE PBSJ CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2004	September 30, 2003
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,936	$3,290
Marketable securities	573	550
Accounts receivable	54,035	52,510
Unbilled fees	43,972	39,916
Other current assets	12,904	4,316

Total current assets	113,420	100,582

Property and equipment, net	32,683	31,599
Cash surrender value of life insurance	8,067	7,357
Deferred income taxes	5,416	5,701
Goodwill	9,495	9,452
Other assets	1,992	2,186

Total assets	171,073	156,877

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	32,923	33,060
Current portion of long-term debt	282	820
Accrued vacation	7,626	7,598
Deferred income taxes	20,314	16,691

Total current liabilities	61,145	58,169

Long-term debt, less current portion	26,796	17,350
Deferred compensation	6,749	6,544
Other liabilities	5,937	5,351

Total liabilities	100,627	87,414

Stockholders’ Equity:
Redeemable common stock, par value $0.00067, 15,000,000 shares authorized, 7,639,366 and 7,969,780 shares issued and outstanding at March 31, 2004 and September 30, 2003, respectively. Redeemable common stock had a redemption value of $171,886 and $179,320 at March 31, 2004 and September 30, 2003, respectively.	5	5
Retained earnings	72,575	71,792
Accumulated other comprehensive loss	(178)	(314)
Notes receivable from stockholders	—	—
Unearned compensation	(1,956)	(2,020)

Total stockholders’ equity	70,446	69,463

Total liabilities and stockholders’ equity	$168,039	$156,877

The accompanying notes are an integral part of these consolidated financial statements.

THE PBSJ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
STATEMENTS OF OPERATIONS DATA:
Earned revenue:
Engineering fees	$109,285	$97,365	$212,780	$182,449
Direct expenses	21,840	20,572	43,110	39,255

Net earned revenue	87,445	76,793	169,670	143,194
Costs and expenses:
Direct salaries	31,933	27,394	61,161	51,236
General and administrative expenses	47,905	41,887	94,631	80,231

Total costs and expenses	79,838	69,281	155,792	131,467

Operating income	7,607	7,512	13,878	11,727
Other income (expenses):
Interest expense	(210)	(256)	(447)	(515)
Other, net	272	182	759	417

Total other income (expenses)	62	(74)	312	(98)

Income before income taxes	7,669	7,438	14,190	11,629
Provision for income taxes	2,949	2,529	5,818	3,954

Net income	$4,720	$4,909	$8,372	$7,675

Net income per share:
Basic	$.65	$.66	$1.15	$1.02

Diluted	$.60	$.61	$1.07	$.95

Weighted average shares outstanding:
Basic	7,257,739	7,482,228	7,297.615	7,552,712

Diluted	7,806,748	8,043,152	7,846,623	8,113,635

The accompanying notes are an integral part of these consolidated financial statements.

THE PBSJ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$8,372	$7,675
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Other	3	(185)
Depreciation and amortization	4,354	4,104
Gain on sale of property	(36)
Provision for bad debt and unbillable amounts	152	26
Provision for deferred income taxes	3,851	2,017
Provision for deferred compensation	489	511
Changes in operating assets and liabilities, net of Acquisitions:
(Increase) decrease in accounts receivable	(1,677)	924
Increase in unbilled fees	(4,056)	(10,774)
Increase in other current assets	(8,588)	(6,773)
Increase in goodwill	(43)	—
(Increase) decrease in other assets	(414)	172
Decrease in accounts payable and accrued Expenses	(3,459)	(1,549)
Increase (decrease) in accrued vacation	28	(110)
Increase (decrease) in other liabilities	754	(414)

Net cash used in operating activities	(270)	(4,376)

Cash flows from investing activities:
Investment in life insurance policies	(283)	(283)
Acquisition of DTI, net of cash acquired	—	(1,465)
Acquisition of Welker, net of cash acquired	—	(3,600)
Sale of property and equipment	54	25
Purchase of property and equipment	(5,274)	(4,197)

Net cash used in investing activities	(5,503)	(9,520)

Cash flows from financing activities:
Borrowings under line of credit	95,763	79,982
Principal payments under line of credit	(86,174)	(61,373)
Principal payments under notes and mortgage payable	(681)	(656)
Proceeds from sale of common stock	6,046	3,800
Purchase of common stock	(10,535)	(8,652)

Net cash provided by financing activities	4,419	13,101

Net decrease in cash and cash equivalents	(1,354)	(795)
Cash and cash equivalents at beginning of year	3,290	2,967

Cash and cash equivalents at end of period	$1,936	$2,172

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the interim period contain all adjustments necessary to present fairly the financial position of The PBSJ Corporation as of March 31, 2004 and the results of their operations and their cash flows for the periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated balance sheet as of September 30, 2003 was derived from the Company’s audited financial statements included in the Company’s Form 10-K for the year ended September 30, 2003. The accompanying financial statements should be read in conjunction with the Company’s Form 10-K for the year ended September 30, 2003. The results of operations for the three and six month periods ended March 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Revenue Recognition

In the course of providing its services, the Company routinely incurs direct expenses such as sub-contracts for services. Indirect expenses are recorded on an accrual basis and are allocated to contracts based on an overhead rate. In addition, the Company also includes pass-through costs on cost-plus contracts, which are customer-reimbursable materials, equipment and sub-contractor costs when the Company determines that it is responsible for engineering specification, procurement and management of such cost components on behalf of the customer. These direct expenses are principally passed through to the Company’s clients with minimal or no mark-up and, in accordance with industry practice, are included in the Company’s gross revenues. Accordingly, the Company also reports net earned revenue, which is gross revenue less direct expenses. For cost-plus and time and material contracts, the Company reports fees earned based on actual labor multiplied by contractual rates or multipliers. For fixed price contracts, the Company reports fees earned on the percentage of completion basis, which includes revenue on the basis of costs incurred to date as a percentage of the total estimated costs. Revenues related to contractual claims and unapproved change orders are not recorded until collected.

Anticipated losses are recognized in total in the period in which they became determinable. Accounts receivable is presented net of an allowance for doubtful accounts of $1.2 million and $1.1 million at March 31, 2004 and September 30, 2003, respectively.

Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which replaced FIN 46. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. The Company is required to adopt FIN 46R by the beginning of Fiscal 2005. The Company has completed its initial evaluation of FIN 46R, and has concluded that adoption of FIN 46R is not expected to have a material impact on the Company’s results of operations or financial condition.

In December 2003, the Securities and Exchange Commission staff (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which supercedes Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements and to reflect the accounting guidance issued in Emerging Issues Task Force 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (the “FAQ”) issued with SAB 101. Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not have an effect on our revenue recognition policy or revenues recorded.

Capital Structure

The Company has authorized 15,000,000 shares of common stock (par value $.00067).

The by-laws of the Company require that common stock held by shareholders who terminate employment with the Company be offered for sale at fair market value to the Company, which has right of first refusal. Should the Company decline to purchase the shares, the shares must next be offered to the ESOP at fair market value, and then ultimately to full-time employees of the Company. The by-laws of the Company provide that the fair market value be determined by an independent appraisal. Other than agreements with certain retired Directors as noted in the Proxy, as of March 31, 2004 and September 30, 2003 there is no outstanding common stock relating to employees no longer employed by the Company. The redemption value of all outstanding shares was $171.9 million and $179.3 million at March 31, 2004 and September 30, 2003, respectively.

2.	Contingencies:

The Company is involved in legal actions arising in the ordinary course of business. The Company maintains certain insurance coverage, covering worker’s compensation, general and professional liability (including pollution liability) and property coverage. The Company’s insurance policies may offset the amount of loss exposure from legal actions.

As of March 31, 2004, the Company was involved in litigation where plaintiffs allege damages resulting from the Company’s engineering services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract.

As of March 31, 2004, the Company had an accrual of approximately $5.7 million for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable. The Company expects to pay these liabilities over the next one to three years. Management is of the opinion that the liabilities ultimately resulting from such existing and other pending proceedings, lawsuits and claims should not materially affect the Company’s financial position, results of operations or cash flows.

3.	Income Taxes:

The income tax provision was $5.8 million and $4.0 million, or an effective tax rate of 41.0% and 34.0%, for the six-month periods ended March 31, 2004 and 2003, respectively. The increase in the effective tax rate is primarily due to the increase in the valuation allowance for the deferred taxes related to research and development tax credit carry-forwards. These research and development tax credit carry-forwards, which expire beginning 2017 through 2022, were approximately $10.8 million and $8.4 million as of March 31, 2004 and September 30, 2003, respectively.

For the past several years, the Company has generated research and development tax credits related to certain costs qualifying. The qualifying costs were determined to relate primarily to the Company’s project costs which involved technical uncertainty. These research and development costs were incurred by the Company in the course of providing services under generally long-term client projects, thereby creating costs associated with recognizable revenue under the project. Because the Company has been unable to utilize the entire amount of research and development tax credits it has generated each year, the balance sheet reflects a deferred tax asset of $8.3 million and $7.1 million at March 31, 2004 and September 30, 2003, respectively, for the unused credit carryforward. In addition, because of the uncertainty associated to the ability of the Company to utilize these credits in the future, a valuation allowance of $4.1 million and $2.6 million at March 31, 2004 and September 30, 2003, respectively, has been provided for against this deferred tax asset.

4.	Segment Reporting:

The Company is organized by the services provided to its customers. Under this organizational structure, the Company has four segments: Transportation, Construction, Civil and Environmental.

Activities in the Transportation business segment generally involve planning, design, right of way acquisition, development and design of intelligent transportation services and program construction management services for multiple transportation modes, including interstate and primary highways, toll roads, arterials, bridges, transit systems, airports and port facilities. Our Program Management group provides many of our governmental clients the necessary resources to manage large infrastructure programs from concept through construction. Our services include planning, programming, and contract support.

In the area of the Construction business management, we provide a wide range of services as an agent for our clients, including contract administration, inspection, field-testing, scheduling/estimating, instituting project controls and quality assessment. Although we do not construct or build any projects, we may act as the program director of a project whereby on behalf of the owner of the project, we provide scheduling, cost estimating and construction observation services for the project, or our services may be limited to providing construction consulting.

The Civil Engineering business provides general civil engineering as well as specialized services to public and private clients. Included in these services are: site engineering and surveys, infrastructure engineering, master planning, disaster mitigation planning and response, asset assessment and management, emergency management and architectural and landscape design.

The Environmental business segment focuses on the delivery of planning, design and construction management services for private and public sector clients related to air quality management, flood insurance studies, energy planning, hazardous and solid waste management, ecological studies, wastewater treatment, water resources, environmental toxicology analysis, aquatic treatment systems and water supply and treatment.

Financial information relating to the Company’s operations by segment is as follows (dollars in thousands):

Three Months Ended March 31, 2004
	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$43,568	$18,951	$19,298	$27,468	$109,285
Net earned revenue	34,043	13,957	16,746	22,699	87,445
Operating income	3,068	1,929	852	1,758	7,607
Depreciation and amortization	817	290	432	587	2,126
Total assets	66,833	28,138	30,347	42,721	168,039
Capital expenditures	954	323	502	665	2,444

Three Months Ended March 31, 2003
	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$39,688	$14,480	$16,557	$26,640	$97,365
Net earned revenue	30,779	10,638	14,392	20,984	76,793
Operating income	3,470	1,305	655	2,082	7,512
Depreciation and amortization	727	166	515	622	2,030
Total assets	65,702	23,647	27,123	44,423	160,895
Capital expenditures	634	212	350	487	1,683

Six Months Ended March 31, 2004
	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$84,628	$35,630	$38,427	$54,095	$212,780
Net earned revenue	65,144	26,977	33,383	44,166	169,670
Operating income	5,433	3,304	2,374	2,767	13,878
Depreciation and amortization	1,610	497	994	1,253	4,354
Total assets	66,833	28,138	30,347	42,721	168,039
Capital expenditures	2,003	734	1,062	1,475	5,274

Six Months Ended March 31, 2003
	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$74,503	$26,815	$30,757	$50,374	$182,449
Net earned revenue	57,702	19,735	26,511	39,246	143,194
Operating income (loss)	5,671	2,151	583	3,322	11,727
Depreciation and amortization	1,470	335	1,055	1,244	4,104
Total assets	65,702	23,647	27,123	44,423	160,895
Capital expenditures	1,588	534	870	1,205	4,197

5.	Long-Term Debt (dollars in thousands):

	March 31, 2004	September 30, 2003
Line of credit unused availability of $39,177 and $48,766 at March 31, 2004 and September 30, 2003, respectively.	$18,823	$9,234
Mortgage note payable due in monthly installments, starting on April 16, 2001, with interest, collateralized by real property; unpaid principal due March 16, 2011. Interest at LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. (1.74% and 1.77% at March 31, 2004 and September 31, 2003, respectively).	8,255	8,390
Note payable to J. Powell & Associates, Inc. due in three annual installments of $333 with interest of 7.12% through October 17, 2003.	0	333
Capital lease of equipment, interest accrues at 8.3%, collateralized by certain equipment, due in monthly payments of principal and interest of $36.	0	213

	27,078	18,170
Less current portion	282	820

Long-term debt	$26,796	$17,350

The Company has a $58 million line of credit agreement, inclusive of $3 million in letters of credit, with a bank. The expiration date on the amended line of credit is June 30, 2005. The interest rate (1.59% and 1.62% at March 31, 2004 and September 30, 2003, respectively) ranges from LIBOR plus 50 basis points to prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios.

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

The Company was in compliance with all debt covenants at March 31, 2004.

6.	Comprehensive Income:

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
	(dollars in thousands)		(dollars in thousands)
Net income	$4,720	$4,909	$8,372	$7,675
Other comprehensive income, net of tax	(2)	49	136	94

Comprehensive income	$4,718	$4,958	$8,508	$7,769

Other comprehensive income is comprised of unrealized gains and losses on marketable securities and changes in the value of a derivative financial instrument.

7.	Goodwill:

During the first quarter of fiscal year 2003, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually. In connection with the adoption of SFAS No. 142, the Company expects that it will no longer record approximately $0.5 million annually of amortization relating to its existing goodwill. The Company performed the test for impairment at September 31, 2003 and determined that no impairment exists.

During the six-month period ended March 31, 2004, the balance in goodwill increased by $43,000 related to adjustments to liabilities associated with the Welker and Associates, Inc. acquisition.

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

Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words “anticipate”, “believe”, “estimate”, “expect”, “project”, “imply”, “intend”, “foresee”, and similar expressions, are “forward-looking statements” that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, changes in general economic conditions and interest rates, the risk that the Internal Revenue Service or the courts may not accept the amount or nature of one or more items of deduction, loss, income or gain as reported by the Company for tax purposes and the possible outcome of pending litigation and our actions in connection with such litigation. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Actual results could differ materially from those projected in these forward-looking statements as a result of these factors, among others, many of which are beyond our control.

Results of Operations

The following table sets forth the percentage of net earned revenue represented by the items in our consolidated statements of operations:

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Engineering fees	125.0%	126.8%	125.4%	127.4%
Direct expenses	25.0	26.8	25.4	27.4

Net earned revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Direct salaries	36.5	35.7	36.0	35.8
General and administrative expenses	54.8	54.5	55.8	56.0

Operating income	8.7	9.8	8.2	8.2
Interest expense	(0.2)	(0.3)	(0.3)	(0.4)
Other, net	0.3	0.2	0.4	0.3

Income before income taxes	8.8	9.7	8.3	8.1
Provision for income taxes	3.4	3.3	3.4	2.8

Net income	5.4%	6.4%	4.9%	5.3%

A summary of operating results is as follows for the three and six months ended March 31 (dollars in thousands):

	Three months ended March 31,
	2004	2003
Engineering fees	$109,285	$97,365
Direct expenses	21,840	20,572

Net earned revenue	87,445	76,793
Costs and expenses	79,838	69,281

Operating income	7,607	7,512
Other expenses	62	74
Provision for income taxes	2,949	2,529

Net income	$4,720	$4,909

	Six months ended March 31,
	2004	2003
Engineering fees	$212,780	$182,449
Direct expenses	43,110	39,255

Net earned revenue	169,670	143,194
Costs and expenses	155,792	131,467

Operating income	13,878	11,727
Other expenses	312	98
Provision for income taxes	5,818	3,954

Net income	$8,372	$7,675

Overview

Engineering Fees for the three-month period ended March 31, 2004 increased by 12.2%, as compared to the same period in 2003. Such amounts for the six-month periods ended March 31, 2004 increased by 16.6%, as compared to the same period in 2003. A 10% increase in the number of employees achieved from internal growth and the two small acquisitions described below, as well as new projects and a slight increase in chargeability were the primary contributors to the growth in engineering fees. The increase in the number of employees was primarily of technical professionals, whose billable labor gets charged to clients, thereby increasing the amount of fees earned by the Company. The acquisitions of Durham Technologies, Inc. (“DTI”) on December 1, 2002, and Welker & Associates, Inc. (“Welker”) on March 19, 2003 also contributed to the increase in engineering fees. The employees obtained in the acquisitions of these two firms made up approximately 20.1% of the Company’s growth in head count. In addition, three of the Company’s four segments experienced increased volumes in backlog for the three-month period ended March 31, 2004, as compared to the same period in 2003.

The Company’s net income decreased 3.9% during the three-month period ended March 31, 2004 and increased 9.1% during the six-month period ended March 31, 2004, as compared to the same periods in 2003. The decrease in net income during the three-month period was primarily the result of a higher effective tax rate and a charge of $500,000 for an errors and omissions claim.

The increase in net income during the six months ended March 31, 2004 is primarily a result of the increase in the number of employees as well as increased chargeability, or utilization of billable hours, which allowed increased operating margins on projects, offset by an increase in the effective tax rate and the $500,000 accrual referred to above. The increases in chargeability are largely related to the improvement in the economy, which allowed the Civil and Construction segments to experience significant increases in their chargeability percentage (the percentage of the cost of labor hours that are actually billed to clients), thereby increasing the operating margin for the six-month period ended March 31, 2004 for these two segments. The effective tax rate was increased to provide for an increase in the valuation allowance for the Company’s research and development tax credits.

Segment Results of Operations

Our businesses are reported as four segments, reflecting our management methodology and structure. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements. We evaluate performance based on operating profit of the respective segments.

Transportation

	Three months ended March 31,			Six months ended March 31,
	2004	% Change	2003	2004	% Change	2003
	(dollars in thousands)			(dollars in thousands)
Engineering Fees	$43,568	9.8%	$39,688	$84,628	13.6%	$74,503
Direct Expenses	9,525	6.9	8,909	19,484	16.0	16,801
Net Earned Revenue	34,043	10.6	30,779	65,144	12.9	57,702
Costs and Expenses	30,975	13.4	27,309	59,711	14.8	52,031
Operating Income	$3,068	(11.6%)	$3,470	$5,433	(4.2%)	$5,671

Engineering fees of $43.6 million for the three-month period ended March 31, 2004 increased 9.8% as compared to $39.7 million for the same period in 2003. For the six-month period ended March 31, 2004, engineering fees were $84.6 million compared to $74.5 million in 2003, representing a 13.6% increase. Higher volumes from continued growth in the transportation services market and engineering fees from new projects from existing clients, primarily in the Texas and Denver offices, were the primary contributors to this increase during 2004, offset by a small reduction in chargeability.

Reported net earned revenue was $34.0 million during the three-month period ended March 31, 2004 as compared to $30.8 million for the same period in 2003, representing an increase of 10.6%. For the six-month period ended March 31, 2004, net earned revenue was $65.1 million compared to $57.7 million in 2003, representing a 12.9% increase. This increase is directly related to the increase in engineering fees from internal growth, resulting from additional professionals hired. In addition, the change in net earned revenue is affected by the fluctuation in direct expenses. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, travel and sub-consultant expenses. Although the use of sub-consultants can vary based on the specific needs of projects, the fluctuation in these costs tend to follow the direction of the fluctuation in engineering fees. Direct expenses were $9.5 million during the three-month period ended March 31, 2004 as compared to $8.9 million for the same period in 2003, representing an increase of 6.9%. For the six-month period ended March 31, 2004, direct expenses were $19.5 million compared to $16.8 million in 2003, representing a 16.0% increase. Direct expenses, as a percentage of net earned revenue, were 28.0% for the three-month period ended March 31, 2004 as compared to 28.9% for the same period in 2003. For the six-month period ended March 31, 2004, direct expenses, as a percentage of net earned revenue, were 29.9% compared to 29.1% in 2003. The increase in direct expenses primarily resulted from the need to support the growth in engineering fees. During the six month period, direct expenses increased largely due to the increased usage of sub-consultants in California, as well as in aviation projects around the country.

Reported operating income was $3.1 million for the three-month period ended March 31, 2004 as compared to $3.5 million for the same period in 2003, representing an 11.6% decrease. For the six-month period ended March 31, 2004, operating income was $5.4 million as compared to $5.7 million for the same period in 2003, representing a 4.2% decrease. Operating income as a percentage of net earned revenue was 9.0% for the three-month period ended March 31, 2004 as compared to 11.3% for the same period in 2003. For the six-month period ended March 31, 2004, operating income, as a percentage of net earned revenue, was 8.3% compared to 9.8% in 2003. The decrease in operating income and operating income, as a percentage of net earned revenue, is driven by an increase in costs and expenses.

Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased 9.5%, from $11.2 million for the three-month period ended March 31, 2003 to $12.3 million for the same period in 2004. For the six-month period ended March 31, 2004, direct salaries increased 11.7% to $23.5 million from $21.0 million for the same period in 2003. Although direct salaries increased for the two periods as compared to the prior periods, which is primarily related to the growth in engineering fees, direct salaries, as a percentage of net earned revenue, decreased. Direct salaries as a percentage of net earned revenue was 36.1% for the three-month period ended March 31, 2004 as compared to 36.4% for the same period in 2003. For the six-month period ended March 31, 2004, direct salaries as a percentage of net earned revenue was 36.1% compared to 36.4% in 2003. This decrease was driven by a slight reduction in Transportation’s chargeability percentage due to additional professionals being hired during the period to enable further growth in the segment in the future.

The other component of costs and expenses is general and administrative expenses, which consists of indirect labor and other overhead costs incurred to run the Company. Indirect labor increased 25.4%, from $3.8 million during the three-month period ended March 31, 2003 to $4.8 million for the same period in 2004. For the six-month period ended March 31, 2004, indirect labor increased 24.6%, from $7.7 million in 2003 to $9.5 in 2004. Indirect labor as a percentage of net earned revenue was 14.1% for the three-month period ended March 31, 2004 as compared to 12.5% for the same period in 2003. For the six-month period, indirect labor as a percentage of net earned revenue was 14.6% in 2004 as compared to 13.3% in 2003. The increase in indirect labor is a result of the growth in engineering fees and the decrease in chargeability, as explained above. Other overhead costs increased 13.3%, from $12.3 million during the three-month period ended March 31, 2003 to $13.9 million for the same period in 2004. For the six-month period ended March 31, 2004, other overhead costs were $26.7 million, representing a 14.3% increase compared to $23.4 million for the same period in 2003. Other overhead costs, as a percentage of net earned revenue, were 40.8% for the three-month period ended March 31, 2004 as compared to 39.8% for the same period in 2003. For the six-month period ended March 31, 2004, other overhead costs, as a percentage of net earned revenue, was 41.0% compared to 40.5% in 2003. The increase in other overhead costs was directly related to the growth in engineering fees, primarily as a result of benefits for newly hired personnel since 2003, such as medical plan insurance and vacation accruals. Additionally, the increase is due to annual increases in pay rates for existing personnel.

Civil Engineering

	Three months ended March 31,			Six months ended March 31,
	2004	% Change	2003	2004	% Change	2003
	(dollars in thousands)			(dollars in thousands)
Engineering Fees	$19,298	16.6%	$16,557	$38,427	24.9%	$30,757
Direct Expenses	2,552	17.9	2,165	5,044	18.8	4,246
Net Earned Revenue	16,746	16.4	14,392	33,383	25.9	26,511
Costs and Expenses	15,894	15.7	13,737	31,009	19.6	25,928
Operating Income (loss)	$852	30.1%	$655	2,374	307.2%	583

Engineering fees of $19.3 million for the three-month period ended March 31, 2004 increased 16.6% as compared to $16.6 million for the same period in 2003. For the six-month period ended March 31, 2004, engineering fees were $38.4 million compared to $30.8 million for the same period in 2003, representing a 24.9% increase. These increases were attributable to several factors. One of these factors was the acquisition of Durham Technologies, Inc. (“DTI”) on December 1, 2002. DTI specializes in risk and emergency management services for public sector clients, primarily Federal. Additional contributors to the increased engineering fees within this segment were profitable projects related to Hurricane Isabel in Virginia and the fires in Southern California. Lastly, this segment has significantly increased its chargeability and made significant steps toward improving project and contract management.

Reported net earned revenue was $16.7 million for the three-month period ended March 31, 2004 as compared to $14.4 million for the same period in 2003, representing an increase of 16.4%. For the six-month period ended March 31, 2004, net earned revenue increased 25.9%, to $33.4 million, compared to $26.5 million for the same period in 2003. The increase directly related to the increase in engineering fees from new projects and from the acquisition of DTI. In addition, the change in net earned revenue is affected by the fluctuation in direct expenses. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses were $2.6 million during the three-month period ended March 31, 2004 as compared to $2.2 million for the same period in 2003, representing an increase of 17.9%. For the six-month period ended March 31, 2004, direct expenses were $5.0 million compared to $4.2 million in 2003, representing an 18.8% increase. Direct expenses, as a percentage of net earned revenue, increased to 15.2% for the three-month period ended March 31, 2004 from 15.0% for the same period in 2003. For the six-month period ended March 31, 2004, direct expenses, as a percentage of net earned revenue, were 15.1%, as compared to 16.0% for the same period in 2003. For both periods, the increase in direct expenses is directly related to the increase in use of sub-consultants as a result of the increase in engineering fees.

Reported operating income was $852,000 for the three-month period ended March 31, 2004 as compared to $655,000 for the same period in 2003, representing an increase of 30.1%. For the six-month period ended March 31, 2004, operating income was $2.4 million, as compared to operating income of $583,000 for the same period in 2003. Operating income as a percentage of net earned revenue was 5.1% for the three months ended March 31, 2004 as compared to 4.6% for the same period in 2003. For the six-month period ended March 31, 2004, operating income, as a percentage of net earned revenue, was 7.1% as compared to 2.2% for the same period in 2003. The increase in operating income and operating income as a percentage of net earned revenue is due to increased chargeability and improved general and administrative cost control, allowing for a reduction in total costs and expenses as a percentage of net earned revenue. As chargeability increases, the Company is able to bill out more of its costs to clients, thereby improving its profit margin.

Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased to $6.1 million from $5.1 million for the three-month periods ended March 31, 2004 and 2003, respectively, representing a 19.4% increase. For the six-month period ended March 31, 2004, direct salaries increased 26.3% to $11.9 million from $9.4 million for the same period in 2003. Direct salaries as a percentage of net earned revenue, increased from 35.4% for the three-month period ended March 31, 2003 to 36.4% for the same period in 2004. For the six-month periods, direct salaries as a percentage of net earned revenue increased from 35.6% for the six-month period ended March 31, 2003 to 35.7% for the same period in 2004. This increase is a result of the increased net earned revenue.

The other component of costs and expenses is general and administrative expenses, which consists of indirect labor and other overhead costs incurred to run the Company. Indirect labor increased 11.6%, from $2.1 million for the three-month period ended March 31, 2003, to $2.4 million for the same period in 2004. For the six-month period ended March 31, 2004, indirect labor was $4.6 million as compared to $4.1 million for the same period in 2003, representing an 11.9% increase. Although indirect labor increased for both the three-month and six-month periods, indirect labor, as a percentage of net earned revenue, decreased for both periods as compared to 2003. Indirect labor, as a percentage of net earned revenue, decreased from 14.6% for the three-month period ended March 31, 2003, to 14.0% for the same period in 2004. For the six-month period, indirect labor as a percentage of net earned revenue decreased from 15.6% in 2003 to 13.8% in 2004. The decrease in indirect labor, as a percentage of net earned revenue, is a result of the increased chargeability within this segment. As chargeability increases, direct labor increases and indirect labor decreases, as more of the technical staff’s time worked is being charged back to clients. Other overhead costs increased both during the three-month and six-month periods ended March 31, 2004. For the three-month period ended March 31, 2004, other overhead costs were $7.5 million, as compared to $6.5 million for the same period in 2003. For the six-month period ended March 31, 2004, other overhead costs were $14.5 million, as compared to $12.4 million for the same period in 2003. The increase in other overhead costs was directly related to the growth in engineering fees, as well as to increases in medical plan insurance accruals and increases in pay rates for employees for the new calendar year. Although other overhead costs increased for both the three-month and six-month periods, as a percentage of net earned revenue, these costs decreased for both the three-month and six-month periods ended March 31, 2004, as compared to the same periods in 2003, overhead costs as a percentage of net earned revenue decreased. The decrease in other overhead costs, as a percentage of net earned revenue, is primarily due to many other overhead costs being fixed costs, and therefore not increasing along with engineering fees.

Environmental

	Three months ended March 31,			Six months ended March 31,
	2004	% Change	2003	2004	% Change	2003
	(dollars in thousands)			(dollars in thousands)
Engineering Fees	$27,468	3.1%	$26,640	$54,095	7.4%	$50,374
Direct Expenses	4,769	(15.7)	5,656	9,929	(10.8)	11,128
Net Earned Revenue	22,699	8.2	20,984	44,166	12.5	39,246
Costs and Expenses	20,941	10.8	18,902	41,399	15.2	35,924
Operating Income	$1,758	(15.6%)	$2,082	$2,767	(16.7)%	$3,322

Engineering fees of $27.5 million for the three-month period ended March 31, 2004 increased 3.1% as compared to $26.6 million for the same period in 2003. For the six-month period ended March 31, 2004, engineering fees were $54.1 million compared to $50.4 million for the same period in 2003, representing a 7.4% increase. Continued strength in the environmental services market and engineering fees from new projects primarily in the Georgia and Maryland offices were the primary contributors, offset by a reduction in chargeability due to an increase in marketing efforts by the segment. An increase in marketing efforts would cause a decrease in hours the Company is able to bill out to clients, therefore reducing chargeability and profit margin.

Reported net earned revenue was $22.7 million during the three-month period ended March 31, 2004 as compared to $21.0 million for the same period in 2003, representing an increase of 8.2%. For the six-month period ended March 31, 2004, net earned revenue was $44.2 million compared to $39.2 million in 2003, representing a 12.5% increase. The increases in net earned revenue were directly related to the increases in engineering fees. In addition, the change in net earned revenue is affected by the fluctuation in direct expenses. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses were $4.8 million during the three-month period ended March 31, 2004 as compared to $5.7 million, for the same period in 2003, representing a decrease of 15.7%. For the six-month period ended March 31, 2004, direct expenses were $9.9 million, compared to $11.1 million in 2003, representing a 10.8% decrease. Direct expenses, as a percentage of net earned revenue, were 21.0% for the three-month period ended March 31, 2004 as compared to 27.0% for the same period in 2003. For the six-month period ended March 31, 2004, direct expenses, as a percentage of net earned revenue, were 22.5% compared to 28.4% in 2003. The decrease in direct expenses and direct expenses, as a percentage of net earned revenue, was due primarily to a return to normal direct expense spending in 2004, as compared to 2003. In 2003, direct expenses were larger than normal due to a video inspection sub-consultant that was being utilized to assist with the beginning stages of a job in California. The greatest volume of the video work was needed in the early stages of the job during the three-month period ended December 31, 2002. Since then, the volume of video work has decreased, thereby reducing direct expenses.

Reported operating income was $1.8 million for the three-month period ended March 31, 2004 as compared to $2.1 million for the same period in 2003 representing a decrease of 15.6%. For the six-month period ended March 31, 2004, operating income was $2.8 million, as compared to $3.3 million for the same period in 2003, representing a decrease of 16.7%. Operating income, as a percentage of net earned revenue, was 7.7% for the three-month period ended March 31, 2004 as compared to 9.9% for the same period in 2003. For the six-month period ended March 31, 2004, operating income, as a percentage of net earned revenue, was 6.3% compared to 8.5% in 2003. The decrease in operating income and operating income, as a percentage of net earned revenue, is primarily due to a greater increase in costs and expenses than in net earned revenue during 2004, combined with a reduction in chargeability.

Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased 13.5%, from $6.9 million for the three-month period ended March 31, 2003, to $7.8 million for the same period in 2004. For the six-month period ended March 31, 2004, direct salaries increased 14.3%, to $14.8 million, from $12.9 million for the same period in 2003. Direct salaries, as a percentage of net earned revenue, increased from 32.7% for the three-month period ended March 31, 2003 to 34.3% for the same period in 2004. Direct salaries, as a percentage of net earned revenue, increased from 33.0% for the six-month period ended March 31, 2003 to 33.5% for the same period in 2004. The increase in direct salaries and direct salaries, as a percentage of net earned revenue, is directly related to the growth in engineering fees and increases in pay rates of technical personnel.

The other component of costs and expenses, general and administrative expenses, consists of indirect labor and other overhead costs incurred to run the Company. Indirect labor increased 13.4% from $3.1 million for the three-month period ended March 31, 2003 to $3.5 million for the same period in 2004. For the six-month periods, indirect labor increased 19.0% from $6.1 million in 2003 to $7.2 million in 2004. As a percentage of net earned revenue, indirect labor was 15.3% for the three-month period ended March 31, 2004, as compared to 14.6% for the same period in 2003. For the six-month period ended March 31, 2004, indirect labor, as a percentage of net earned revenue, was 16.4% as compared to 15.5% for the same period in 2003. The increase in indirect labor and indirect labor, as a percentage of net earned revenue, is primarily a result of the decrease in chargeability within this segment. As chargeability decreases, direct labor decreases and indirect labor increases. Since direct labor gets charged back to clients, and indirect labor does not, as direct labor decreases, so does the amount of labor that can be charged back to clients. As a result, the segment is not able to recoup as much of its costs. Other overhead costs increased 7.8%, from $9.0 million during the three-month period ended March 31, 2003 to $9.7 million for the same period in 2004. For the six-month period ended March 31, 2004, other overhead costs were $19.4 million, representing a 14.6% increase, as compared to $16.9 million for the same period in 2003. The increase in other overhead costs was directly related to the growth in engineering fees, as well as to annual increases in pay rates and increases in medical plan insurance accruals.

Construction Management

	Three months ended March 31,			Six months ended March 31,
	2004	% Change	2003	2004	% Change	2003
	(dollars in thousands)			(dollars in thousands)
Engineering Fees	$18,951	30.9%	$14,480	$35,630	32.9%	$26,815
Direct Expenses	4,994	30.0	3,842	8,653	22.2	7,080
Net Earned Revenue	13,957	31.2	10,638	26,977	36.7	19,735
Costs and Expenses	12,028	28.9	9,333	23,673	34.6	17,584
Operating Income	$1,929	47.8%	$1,305	$3,304	53.6%	$2,151

Engineering fees of $19.0 million for the three-month period ended March 31, 2004 increased 30.9% as compared to $14.5 million for the same period in 2003. For the six-month period ended March 31, 2004, engineering fees were $35.6 million as compared to $26.8 million in 2003, representing a 32.9% increase. Higher volumes from renewed strength in the construction services market, engineering fees from new projects from existing clients, primarily in the Texas and Las Vegas offices, and increased chargeability were the primary reasons for the increase during 2004.

Reported net earned revenue was $14.0 million during the three-month period ended March 31, 2004 as compared to $10.6 million for the same period in 2003, representing an increase of 31.2%. For the six-month period ended March 31, 2004, net earned revenue was $27.0 million compared to $19.7 million in 2003, representing a 36.7% increase. The increase in net earned revenue was directly related to the growth in engineering fees. In addition, the change in net earned revenue is affected by the fluctuation in direct expenses. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. For the three-month period ended March 31, 2004, direct expenses increased 30.0%, to $5.0 million, as compared to $3.8 million for the same period in 2003. For the six-month period ended March 31, 2004, direct expenses were $8.7 million compared to $7.1 million in 2003, representing a 22.2% increase. The increase in direct expenses is directly related to the increased use of sub-consultants to support part of the increase in engineering fees. Although direct expenses increased, as a percentage of net earned revenue, direct expenses decreased. Direct expenses, as a percentage of net earned revenue, were 35.8% for the three-month period ended March 31, 2004 as compared to 36.1% for the same period in 2003. For the six-month period ended March 31, 2004, direct expenses, as a percentage of net earned revenue, were 32.1% as compared to 35.9% in 2003. The decrease in direct expenses, as a percentage of net earned revenue, is due to increased utilization of staff internally.

Reported operating income was $1.9 million for the three-month period ended March 31, 2004 as compared to $1.3 million for the same period in 2003, representing an increase of 47.8%. For the six-month period ended March 31, 2004, operating income was $3.3 million compared to $2.2 million for the same period in 2003, representing a 53.6% increase. Operating income as a percentage of net earned revenue was 13.8% for the three-month period ended March 31, 2004 as compared to 12.3% for the same period in 2003. For the six-month period ended March 31, 2004, operating income, as a percentage of net earned revenue, was 12.2% as compared to 10.9% for the same period in 2003. The increase in operating income and operating income, as a percentage of net earned revenue, was due to improved chargeability and reduced general and administrative costs, as a percentage of net earned revenue, allowing for a reduction in total costs and expenses, as a percentage of net earned revenue. As chargeability increases, the company is able to bill out more of its costs to clients, thereby improving its profit margin.

Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased 36.9%, from $4.2 million, or 39.7% of net earned revenue, for the three-month period ended March 31, 2003 to $5.8 million, or 41.4% of net earned revenue, for the same period in 2004. For the six-month period ended March 31, 2004, direct salaries increased 39.8% to $11.0 million, or 40.6% of net earned revenue, from $7.8 million, or 39.7% of net earned revenue, for the same period in 2003. The increase in direct salaries and direct salaries, as a percentage of net earned revenue, was directly related to the growth in engineering fees and increased chargeability.

The other component of costs and expenses is general and administrative expenses, which consists of indirect labor and other overhead costs incurred to run the Company. Indirect labor increased 10.7% from $1.3 million for the three-month period ended March 31, 2003 to $1.4 million for the same period in 2004. For the six-month periods, indirect labor increased from $2.5 million in 2003 to $3.0 in 2004. Although indirect labor increased, as a percentage of net earned revenue, these costs decreased for both the three-month and six-month periods ended March 31, 2004 as compared with 2003. The decrease in indirect salaries, as a percentage of net earned revenue, was primarily due to the improvements made in chargeability as a result of close attention being paid to escalating the utilization of this segment’s technical professionals. Other overhead costs increased 26.1%, from $3.8 million during the three-month period ended March 31, 2003 to $4.8 million for the same period in 2004. For the six-month period ended March 31, 2004, other overhead costs were $9.7 million, representing a 34.5% increase compared to $7.2 million for the same period in 2003. The increase in other overhead costs is due to annual increases in pay rates and medical plan insurance accruals, as well as an increase in personnel to support the growth in engineering fees. However, for the three-month and six-month periods ended March 31, 2004, other overhead costs, as percentages of net earned revenue, decreased compared to the same periods in 2003.

Consolidated Results

Engineering fees:

The three-month period ended March 31, 2004 saw a 12.2% increase in engineering fees, as compared to the same period in 2003. The six-month period ended March 31, 2004 saw a 16.6% increase in engineering fees, as compared to the same period in 2003. A 10% increase in the number of employees achieved from internal growth and the two small acquisitions described below, as well as new projects and a slight increase in chargeability were the primary contributors to the growth in engineering fees. The increase in the number of employees was primarily of technical professionals, whose billable labor gets charged back to clients, thereby increasing the amount of fees earned by the Company. The acquisitions of Durham Technologies, Inc. (“DTI”) on December 1, 2002, and Welker & Associates, Inc. (“Welker”) on March 19, 2003 also contributed to the increase in engineering fees. The employees obtained in the acquisitions of these two firms made up approximately 20.1% of the Company’s growth in head count. In addition, three of the Company’s four segments experienced increased volumes in backlog for the three-month period ended March 31, 2004, as compared to the same period in 2003.

Other income (expenses):

Other income and expenses primarily consists of interest and dividend income and interest expense. Other income (expenses) were $61,000 and ($74,000) for the three-month periods ended March 31, 2004 and 2003, respectively. For the six-month periods ended March 31, 2004 and 2003, other income (expenses) were $312,000 and ($98,000), respectively. The increase in income is due to real estate commissions the Company receives when the Company’s internal real estate professional represents the Company when obtaining new leased properties.

Net Income:

Net income was $4.7 million and $4.9 million for the three-month periods ended March 31, 2004 and 2003, representing a 3.9% decrease in 2004. For the six-month period ended March 31, 2004, net income was $8.4 million as compared to $7.7 million for the same period in 2003, representing a 9.1% increase in 2004. The percentage of net income to net earned revenue decreased from 6.4% for the three-month period ended March 31, 2003 to 5.4% for the same period in 2004. For the six-month period ended March 31, 2004, the percentage of net income to net earned revenue was 4.9% as compared to 5.3% for the same period in 2003. The decrease in net income during the three-month period was primarily the result of a higher effective tax rate and a charge of $500,000 for an errors and omissions claim.

The increase in net income during the six months ended March 31, 2004 is primarily a result of the increase in the number of employees as well as increased chargeability, or utilization of billable hours, which allowed increased operating margins on projects, offset by an increase in the effective tax rate. The increases in chargeability are largely related to the improvement in the economy, which allowed the Civil and Construction segments to experience significant increases in their chargeability percentage (the percentage of the cost of labor hours that are actually billed to clients), thereby increasing the operating margin for the six-month period ended March 31, 2004 for these two segments. The effective tax rate was increased to provide for an increase in the valuation allowance for the Company’s research and development tax credits. In addition, the Company’s employment turnover rate has been decreasing, allowing for general and administrative cost savings.

Income Taxes:

The income tax provision was $5.8 million and $4.0 million, or an effective tax rate of 41.0% and 34.0%, for the six-month periods ended March 31, 2004 and 2003, respectively. The increase in the effective tax rate in 2004 was primarily due to the increase in the valuation allowance for the deferred taxes related to research and development tax credit carry-forwards. These research and development tax credit carry-forwards, which expire beginning 2017 through 2022, were approximately $10.8 million and $8.4 million as of March 31, 2004 and September 30, 2003, respectively.

For the past several years, the Company has generated research and development tax credits related to certain costs qualifying. The qualifying costs were determined to relate primarily to the Company’s project costs which involved technical uncertainty. These research and development costs were incurred by the Company in the course of providing services under generally long-term client projects, thereby creating costs associated with recognizable revenue under the project. Because the Company has been unable to utilize the entire amount of research and development tax credits it has generated each year, the balance sheet reflects a deferred tax asset of $8.3 million and $7.1 million at March 31, 2004 and September 30, 2003, respectively, for the unused credit carryforward. In addition, because of the uncertainty associated to the ability of the Company to utilize these credits in the future, a valuation allowance of $4.1 million and $2.6 million at March 31, 2004 and September 30, 2003, respectively, has been provided for against this deferred tax asset.

Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash used in operating activities totaled $0.3 million for the six months ended March 31, 2004 as compared to net cash used in operating activities of $4.4 million for the same period in 2003. The decrease is primarily a result of the increase in net income and the smaller growth in unbilled fees, offset by a decrease in accounts payable. Fluctuations in accounts payable are related to direct expenses, where the timing of payment to subcontractors is directly related to the collection of related receivables.

Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not previously paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock in the foreseeable future. All earnings are retained for investment in our business.

Approximately 90% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contract. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. The unbilled fees account increased $4.0 million, from $40.0 million at September 30, 2003 to $44.0 million at March 31, 2004. The number of days outstanding for unbilled fees was 38 days and 37 days at March 31, 2004 and September 30, 2003, respectively. By comparison, according to PSMJ Resources, Inc., the average days outstanding for unbilled fees for design firms of comparable size was 27.8 days in 2004 and 27.9 days in 2003.

Accounts receivable increased 2.9% from $52.5 million at September 30, 2003, to $54.0 million at March 31, 2004. The allowance for doubtful accounts increased from $1.1 million at September 30, 2003 to $1.2 million at March 31, 2004. The number of day’s sales outstanding for accounts receivable was approximately 43 days and 46 days at March 31, 2004 and September 30, 2003, respectively. According to PSMJ Resources, Inc. the average days sales accounts receivables for design firms of comparable size to us was 68.7 days in 2004 and 75.1 days in 2003.

Cash Flows from Investing Activities

Net cash used in investing activities was $5.5 million for the six months ended March 31, 2004 as compared to $9.5 million for the same period in 2003. Investing activity typically consists of fixed asset purchases, such as survey equipment, computer equipment, furniture and leasehold improvements. The primary reason for the lower amount of net cash used in investing activities is due to two acquisitions made during fiscal 2003, whereas none have been made in fiscal 2004.

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

In addition, on March 19, 2003, the Company acquired 100% of the stock of Welker & Associates, Inc. (“Welker”) for $3.6 million in cash and $400,000 in restricted stock of 20,000 shares, totaling a purchase price of $4.0 million. Welker contributes to the Company’s goal of enhancing its presence in the growing Atlanta market. Welker’s areas of specialty include water, wastewater and storm-water management for Georgia’s local governments.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2004 was $4.4 million, as compared to $13.1 million for the same period in 2003. The decrease in cash provided by financing activities is primarily attributable to a decrease in net borrowings under the Company’s line of credit during 2004 and an increase in purchases of common stock, offset by the increase in proceeds from the sale of common stock. The borrowings in 2003 against the line of credit were significantly greater than in 2004 due to payments for the two acquisitions made in 2003.

Capital Resources

As of March 31, 2004, the Company had a $58 million revolving line of credit agreement, inclusive of $3 million in letters of credit, with a bank. All other terms of the agreement remain the same. The revolving line of credit expires June 30, 2005. The interest rate (1.59% and 1.62% at March 31, 2004 and September 30, 2003, respectively) on the revolving line of credit ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 and 3.0. The amounts outstanding under the revolving line of credit were $18.8 million and $9.2 million as of March 31, 2004 and September 30, 2003, respectively. The increase in the line of credit was directly related to the reduction in accounts payable and the payment of employee bonuses related to fiscal year 2003. The revolving line of credit is collateralized by substantially all of our assets. The Company was in compliance with all debt covenants at March 31, 2004.

Our capital expenditures are generally for purchases of property and equipment. The Company spent $5.3 million and $4.2 million on such expenditures for the six months ended March 31, 2004 and 2003, respectively.

As the Company often does each year, a stock offering took place during the three-month period ended March 31, 2004. During this offering, 3,000,000 shares of the Company’s common stock was made available for sale to all full time employees of the Company, pursuant to The PBSJ Corporation Stock Ownership Plan.

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

Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which replaced FIN 46. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. The Company is required to adopt FIN 46R by the beginning of Fiscal 2005. The Company has completed its initial evaluation of FIN 46R, and has concluded that adoption of FIN 46R is not expected to have a material impact on the Company’s results of operations or financial condition.

In December 2003, the Securities and Exchange Commission staff (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which supercedes Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements and to reflect the accounting guidance issued in Emerging Issues Task Force 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (the “FAQ”) issued with SAB 101. Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not have an effect on our revenue recognition policy or revenues recorded.

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

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our tax provision by recording a valuation allowance for the deferred tax assets that we estimate will not ultimately be recoverable. As of March 31, 2004 and September 30, 2003, we reported a valuation allowance of $4.1 million and $2.6 million, respectively.

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

We believe that our exposure to market risks is minimal. We do not hold market-risk sensitive instruments for trading purposes. We entered into one derivative financial instrument, a swap agreement, to hedge cash flows related to the LIBOR interest rate risk. Both at inception of the hedge and on an ongoing basis, we assume there is no ineffectiveness in the hedging relationship of interest rate risk involving interest-bearing debt and the interest-rate swap. The effectiveness of the hedge is evaluated on a quarterly basis. Based on a hypothetical 1% increase in the period ending market interest rate as of March 31, 2004, the change in the fair value of this liability would be approximately $200,000. We believe this instrument will be highly effective in the hedging of cash flows. We hold no other financial instruments or derivative commodity instruments to hedge any market risk, nor do we currently plan to employ them in the near future.

The interest rate (1.59% and 1.62% at March 31, 2004 and September 30, 2003, respectively) on our revolving line of credit and term loan ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The Company mitigates interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit or term loan. As of March 31, 2004, the fair value of the debt is consistent with the outstanding principal balance.

The interest rates under our line of credit and mortgage notes payable are variable. To the extent that we have borrowings outstanding, there may be market risk relating to such borrowings, however, our exposure is minimal due to the short-term nature of these borrowings.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures:

Our management, with the participation of John B. Zumwalt, III, our Chief Executive Officer, and W. Scott DeLoach, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Exchange Act”)), as of the end of the period covered by this quarterly report and each has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

Issuer Purchase of Equity Securities for Quarter Ended March 31, 2004

Period	Total Number Of Shares Bought Back By the Company	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of shares That May be Purchased Under the Plans or Programs
January-04	34,969	$22.50	N/A	N/A
February-04	100,936	$22.50	N/A	N/A
March-04	110,428	$22.50	N/A	N/A

Total	246,332	$22.50	N/A	N/A

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s regularly scheduled annual meeting of shareholders held on January 21, 2004, the following proposals were adopted by the margins indicated:

1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death or resignation.

	Number of Shares
	For	Against	Withheld
Todd J. Kenner	6,420,633	104,835	1,168,078
Robert J. Paulsen	6,410,658	114,810	1,168,078
John S. Shearer	6,457,128	68,340	1,168,078
Richard A. Wickett	6,395,991	129,477	1,168,078
John B. Zumwalt, III	6,523,206	2,262	1,168,078

2. To modify the Company’s by-laws to clarify that in the event the Company exercises its right not to redeem an employee’s shares of stock and the ESOP likewise does not redeem the said shares of stock, the employee may offer said shares to other eligible full time employee shareholders.

Number of Shares
For	6,065,184
Against	460,284
Withheld	1,168,078

3. To modify the Company’s by-laws to allow for electronic notification of meeting notices.

Number of Shares
For	6,480,282
Against	45,186
Withheld	1,168,078

4. To modify the Company’s by-laws to make it mandatory for employees surrendering or selling their shares to provide the share certificates to the Company within 30 days of the event triggering such surrender or sale.

Number of Shares
For	5,988,201
Against	537,267
Withheld	1,168,078

5. To modify the Company’s by-laws to allow the executive vice president or the vice president to act as Chief Operating Officer, as determined by the Board of Directors.

Number of Shares
For	6,338,147
Against	187,321
Withheld	1,168,078

6. To approve reappointment of PricewaterhouseCoopers as independent auditors of the Company for the quarterly reviews of fiscal year 2004.

Number of Shares
For	6,365,960
Against	159,508
Withheld	1,168,078

7. To appoint Richard A. Wickett and John B. Zumwalt, III to vote upon such other business as may properly come before the meeting, at which meeting the shareholder is not present.

Number of Shares
For	6,252,246
Against	273,222
Withheld	1,168,078

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Commission on February 13, 2004 and incorporated herein by reference).

3.2	Amended and Restated Corporate Bylaws dated February 1, 2004 (previously filed as Exhibit 3.2 to the Registrant’s Form 10-Q filed with the Commission on February 13, 2004 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.3	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

(b) Reports on Form 8-K

The Company filed one report on Form 8K during the quarter ended March 31, 2004. The Company filed a Form 8-K on February 2, 2004 relating to the Company’s annual stockholders’ meeting.

On January 21, 2004, at the Company’s annual stockholders’ meeting, the Company announced Mr. W. Scott DeLoach, as its new Chief Financial Officer, replacing Mr. Richard A. Wickett, who still resides as the Company’s Chairman and Treasurer. During 2003, Mr. DeLoach held the positions of Corporate Controller, National Service Director of Administration, Treasurer and Executive Vice President. Replacing Mr. DeLoach in his old position as Corporate Controller is Mrs. Kathryn J. Wilson. Mrs. Wilson served as the Company’s Assistant Controller and Associate Vice President during 2003.

In addition, Mr. H. Michael Dye, who retired but continued to serve one final year on the Company’s Board of Directors during 2003, has stepped down from the Board of Directors, effective February 1, 2004, as he enters full retirement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The PBSJ Corporation

Dated: May 14, 2004	By	/s/ W. SCOTT DELOACH

W. Scott DeLoach
Chief Financial Officer (Principal
Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Commission on February 13, 2004 and incorporated herein by reference).

3.2	Amended and Restated Corporate Bylaws dated February 1, 2004 (previously filed as Exhibit 3.2 to the Registrant’s Form 10-Q filed with the Commission on February 13, 2004 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.3	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith