Form 10-Q
period 2004-06-30
PBSJ CORP /FL/
filed 2004-08-13
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    YES  ☐    NO  ☒

As of July 31, 2004, there were 7,714,155 shares of Common Stock, $.00067 par value per share, outstanding.

THE PBSJ CORPORATION

FORM 10-Q

JUNE 30, 2004

PART I

Item 1. Financial Statements

THE PBSJ CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2004	September 30, 2003
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$606	$3,290
Marketable securities	565	550
Accounts receivable	53,040	52,510
Unbilled fees	41,207	39,916
Other current assets	7,199	4,316

Total current assets	102,617	100,582

Property and equipment, net	32,892	31,599
Cash surrender value of life insurance	8,216	7,357
Deferred income taxes	2,157	5,701
Goodwill	13,243	9,452
Other assets	2,496	2,186

Total assets	$161,621	$156,877

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$33,388	$33,060
Current portion of long-term debt	4,044	820
Accrued vacation	8,089	7,598
Deferred income taxes	18,606	16,691

Total current liabilities	64,127	58,169

Long-term debt, less current portion	7,903	17,350
Deferred compensation	7,122	6,544
Other liabilities	7,469	5,351

Total liabilities	86,621	87,414

Stockholders’ Equity:
Common stock, par value $0.00067, 15,000,000 shares authorized, 7,643,257 and 7,969,780 shares issued and outstanding at June 30, 2004 and September 30, 2003, respectively.	5	5
Retained earnings	77,016	71,792
Accumulated other comprehensive loss	(48)	(314)
Unearned compensation	(1,973)	(2,020)

Total stockholders’ equity	75,000	69,463

Total liabilities and stockholders’ equity	$161,621	$156,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PBSJ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
STATEMENTS OF OPERATIONS DATA:

Earned revenue:
Engineering fees	$112,255	$103,182	$325,034	$285,631

Direct expenses	24,578	21,233	67,687	60,488

Net earned revenue	87,677	81,949	257,347	225,143

Costs and expenses:
Direct salaries	32,086	30,059	93,248	81,295
General and administrative expenses	48,138	43,500	142,768	123,731

Total costs and expenses	80,224	73,559	236,016	205,026

Operating income	7,453	8,390	21,331	20,117

Other income (expenses):
Interest expense	(225)	(269)	(672)	(784)
Other, net	157	447	916	864

Total other income (expenses)	(68)	178	244	80

Income before income taxes	7,385	8,568	21,575	20,197

Provision for income taxes	3,028	2,913	8,846	6,867

Net income	$4,357	$5,655	$12,729	$13,330

Net income per share:

Basic	$.59	$.75	$1.73	$1.76

Diluted	$.55	$.71	$1.64	$1.67

Weighted average shares outstanding:

Basic	7,418,052	7,526,752	7,347,827	7,572,818

Diluted	7,855,432	7,952,962	7,785,207	7,999,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PBSJ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended June 30
	2004	2003
Cash flows from operating activities:
Net income	$12,729	$13,330
Adjustments to reconcile net income to net cash provided by operating activities:
Other	(1)	(180)
Depreciation and amortization	6,465	6,261
Gain on sale of property	(45)	(293)
Provision for bad debt and unbillable amounts	207	123
Provision for deferred compensation	979	832
Provision for deferred income taxes	5,712	3,040
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(75)	7
Increase in unbilled fees	(888)	(9,982)
Increase in other current assets	(2,835)	(2,844)
Increase in Goodwill	(210)	—
(Increase) decrease in other assets	(405)	161
(Decrease) increase in accounts payable and accrued expenses	(3,125)	2,571
Increase in accrued vacation	473	588
Increase in other liabilities	1,743	335

Net cash provided by operating activities	20,724	13,949

Cash flows from investing activities:
Investment in life insurance policies	(425)	(425)
Acquisition of DTI, net of cash acquired	—	(1,465)
Acquisition of Welker, net of cash acquired	—	(3,600)
Acquisition of TriLine, net of cash acquired	(3,720)	—
Sale of property and equipment	69	840
Earnout payment on Welker acquisition	(1,237)	—
Purchase of property and equipment	(7,336)	(5,711)

Net cash used in investing activities	(12,649)	(10,361)

Cash flows from financing activities:
Borrowings under line of credit	134,265	115,666
Principal payments under line of credit	(139,739)	(109,328)
Principal payments under notes and mortgage payable	(749)	(822)
Proceeds from sale of common stock	7,108	4,281
Purchase of common stock	(11,644)	(11,869)

Net cash used in financing activities	(10,759)	(2,072)

Net (decrease) increase in cash and cash equivalents	(2,684)	1,516

Cash and cash equivalents at beginning of year	3,290	2,967

Cash and cash equivalents at end of period	$606	$4,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the interim period contain all adjustments necessary to present fairly the financial position of The PBSJ Corporation as of June 30, 2004 and the results of their operations and their cash flows for the periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated balance sheet as of September 30, 2003 was derived from the Company’s audited financial statements included in the Company’s Form 10-K for the year ended September 30, 2003. The accompanying financial statements should be read in conjunction with the Company’s Form 10-K for the year ended September 30, 2003. The results of operations for the three and nine-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

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

A reconciliation of the number of shares used in computing basic and diluted earnings per share follows:

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Weighted average shares outstanding — Basic	7,418,052	7,526,752	7,347,827	7,527,818
Effect of dilutive unvested restricted stock	437,380	426,210	437,380	471,210

Weighted average shares outstanding — Diluted	7,855,432	7,952,962	7,785,207	7,999,028

Revenue Recognition

In the course of providing its services, the Company routinely incurs direct expenses such as sub-contracts for services. Indirect expenses are recorded on an accrual basis and are allocated to contracts based on an overhead rate. In addition, the Company also includes pass-through costs on cost-plus contracts, which are customer-reimbursable materials, equipment and sub-contractor costs when the Company determines that it is responsible for engineering specification, procurement and management of such cost components on behalf of the customer. These direct expenses are principally passed through to the Company’s clients with minimal or no mark-up and are included in the Company’s gross revenues. The Company also reports net earned revenue, which is reflected as gross revenue less direct expenses. For cost-plus and time and material contracts, the Company reports fees earned based on actual labor multiplied by contractual rates or multipliers. For fixed price contracts, the Company reports fees earned on the percentage of completion basis, which includes revenue on the basis of costs incurred to date as a percentage of the total estimated costs. Revenues related to unapproved change orders are not recorded until collected.

Anticipated losses are recognized in total in the period in which they became determinable. Accounts receivable and unbilled fees are presented net of an allowance for doubtful accounts of $1.1 million at June 30, 2004 and September 30, 2003.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which replaced FIN 46. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. The Company is required to adopt FIN 46R by the beginning of Fiscal 2005. Although the Company has not completed its initial evaluation of FIN 46R the adoption of FIN 46R is not expected to have a material impact on the Company’s results of operations or financial condition.

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

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe that impact will be significant to the Company’s overall results of operations or financial position.

Capital Structure

The Company has authorized 15,000,000 shares of common stock (par value $.00067).

The by-laws of the Company require that common stock held by shareholders who terminate employment with the Company be offered for sale at fair market value to the Company, which has right of first refusal. Should the Company decline to purchase the shares, the shares must next be offered to the Company’s profit sharing and employee stock ownership plan at fair market value, and then ultimately to full-time employees of the Company. The by-laws of the Company provide that the fair market value be determined by an independent appraisal. Other than agreements with certain retired Directors as noted in the Proxy, as of June 30, 2004 and September 30, 2003 there is no outstanding common stock relating to employees no longer employed by the Company.

2. Contingencies:

The Company is involved in legal actions arising in the ordinary course of business. The Company maintains certain insurance coverage, covering worker’s compensation, auto liability, general and professional liability (including pollution liability) and property coverage. The Company’s insurance policies may offset the amount of loss exposure from legal actions.

As of June 30, 2004, the Company was involved in litigation where plaintiffs allege damages resulting from the Company’s engineering services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract.

As of June 30, 2004 and September 30, 2003, the Company had an accrual of approximately $6.8 million and $5.0 million respectively for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable and estimatable. The Company expects to pay these liabilities over the next one to three years. Management is of the opinion that the liabilities ultimately resulting from such existing and other pending proceedings, lawsuits and claims should not materially affect the Company’s financial position, results of operations or cash flows.

3. Income Taxes:

The income tax provision was $8.8 million and $6.9 million, or an effective tax rate of 41.0% and 34.0%, for the nine-month periods ended June 30, 2004 and 2003, respectively. The increase in the effective tax rate is primarily due to the increase in the valuation allowance for the deferred taxes related to research and development tax credit carry-forwards. These research and development tax credit carry-forwards, which expire beginning 2017 through 2022, were approximately $8.4 million and $10.3 million as of June 30, 2004 and September 30, 2003, respectively.

For the past several years, the Company has generated research and development tax credit related to certain qualifying costs. The qualifying costs relate primarily to the Company’s project costs which involved technical uncertainty. These research and development costs were incurred by the Company in the course of providing services under generally long-term client projects, thereby creating costs associated with recognizable revenue under the project. Because the Company has been unable to utilize the entire amount of research and development tax credits it has generated each year, the balance sheet reflects a deferred tax asset of $4.0 million and $7.1 million at June 30, 2004 and September 30, 2003, respectively, for the unused credit carryforward. In addition, because of the uncertainty associated with the ability of the Company to utilize these credits in the future, a valuation allowance of $3.3 million and $2.6 million at June 30, 2004 and September 30, 2003, respectively, has been provided for this deferred tax asset.

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit or current developments in tax law. For that matter, with respect to certain credits for increasing research activities that have been utilized to reduce our income taxes payable reported on tax returns open for examination, we have recorded a reserve of approximately $3.8 million as of June 30, 2004.

A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. The Company is not currently under audit by the Internal Revenue Service or any other jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require use of our cash. Favorable resolution would be recognized as a reduction to our effective tax rate in the year of resolution. Our tax reserves are presented in the balance sheet within other liabilities.

4. Stockholders’ Equity

The significant changes in stockholders’ equity as of June 30, 2004 are as follows:

	Shares	Amount
	(dollars in thousands)
Stockholders’ equity, September 30, 2003	7,969,780	$69,463
Net income		12,729
Other comprehensive income		266
Sale of stock	168,186	3,784
Purchases of stock	(508,163)	(11,645)
Issuance of restricted stock net of amortization and cancellations	13,454	403

Stockholders’ equity, June 30, 2004	7,643,257	$75,000

5. Segment Reporting:

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

Financial information relating to the Company’s operations by service is as follows (dollars in thousands):

Three Months Ended June 30, 2004	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$45,714	$19,955	$18,805	$27,781	$112,255
Net earned revenue	34,343	14,847	16,177	22,310	87,677
Operating income	2,638	1,982	735	2,098	7,453
Depreciation and amortization	1,212	287	266	346	2,111
Total assets	64,811	27,640	28,458	40,712	161,621
Capital expenditures	881	321	444	578	2,224

Three Months Ended June 30, 2003	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$42,173	$15,165	$17,205	$28,639	$103,182
Net earned revenue	33,162	11,467	14,887	22,433	81,949
Operating income (loss)	4,121	1,682	924	1,663	8,390
Depreciation and amortization	780	176	517	684	2,157
Total assets	64,327	23,145	26,443	43,562	157,477
Capital expenditures	573	180	288	473	1,514

Nine Months Ended June 30, 2004	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$130,342	$55,585	$57,232	$81,875	$325,034
Net earned revenue	99,487	41,824	49,560	66,476	257,347
Operating income	8,070	5,287	3,109	4,865	21,331
Depreciation and amortization	2,822	784	1,260	1,599	6,465
Total assets	64,811	27,640	28,458	40,712	161,621
Capital expenditures	2,884	1,055	1,506	2,053	7,498

Nine Months Ended June 30, 2003	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$116,676	$41,980	$47,962	$79,013	$285,631
Net earned revenue	90,864	31,202	41,398	61,679	225,143
Operating income (loss)	9,792	3,833	1,507	4,985	20,117
Depreciation and amortization	2,250	511	1,572	1,928	6,261
Total assets	64,327	23,145	26,443	43,562	157,477
Capital expenditures	2,161	714	1,158	1,678	5,711

6. Long-Term Debt (dollars in thousands):

	June 30, 2004	September 30, 2003
Line of credit, unused availability of $54,240 and $48,766 at June 30, 2004 and September 30, 2003, respectively.	$3,760	$9,234
Mortgage note payable due in monthly installments, with interest, collateralized by real property; unpaid principal due March 16, 2011. Interest at LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. (2.02% and 1.77% at June 30, 2004 and September 30, 2003, respectively).	8,187	8,390
Note payable to J. Powell & Associates, Inc. due in three annual installments of $333 with interest of 7.12% through October 17, 2003.	—	333
Capital lease of equipment, interest accrues at 8.3%, collateralized by certain equipment, due in monthly payments of principal and interest of $36.	—	213

	11,947	18,170
Less current portion	4,044	820

Long-term debt	$7,903	$17,350

The Company has a $58 million line of credit agreement, inclusive of $3 million in letters of credit, with a bank. The expiration date on the amended line of credit is June 30, 2005. The interest rate (1.87% and 1.62% at June 30, 2004 and September 30, 2003, respectively) ranges from LIBOR plus 50 basis points to prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios.

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

The Company was in compliance with all debt covenants at June 30, 2004.

7. Comprehensive Income:

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
	(dollars in thousands)		(dollars in thousands)
Net income	$4,357	$5,655	$12,729	$13,330

Other comprehensive income, net of tax	130	0	266	94

Comprehensive income	$4,487	$5,655	$12,995	$13,424

Other comprehensive income is comprised of unrealized gains and losses on marketable securities and changes in the value of the derivative financial instrument.

8. Goodwill:

During the first quarter of fiscal year 2003, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually. In connection with the adoption of SFAS No. 142, the Company no longer records approximately $0.5 million annually of amortization relating to its existing goodwill. The Company performed the test for impairment at September 30, 2003 and determined that no impairment exists.

During the nine-month period ended June 30, 2004, the balance in goodwill increased by $3.8 million related to earn-out payments associated with the Welker and Associates, Inc. acquisition and the acquisition of TriLine Associate, Inc.

9. Acquisition

On June 1, 2004, the Company acquired 100% of the stock of TriLine Associates, Inc. (“TriLine”) for $3.72 million in cash. The acquisition of TriLine contributes to the Company’s goal of enhancing its presence in the greater Pittsburg area and the State of Pennsylvania. TriLine specializes in transportation, geotechnical, and environmental services. The purchase price has been preliminarily allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $4.2 million, including approximately $622,000 of intangible assets, $2.3 million of goodwill and liabilities of $520,000. The pro forma impact of the acquisition is not material to reported historical operations.

10. Subsequent Event

On July 1, 2004, the Company acquired 100% of the stock of W. Koo and Associates Structural Engineers, Inc. (“WKA”) for $2.5 million, comprised cash and the Company’s common stock. WKA specializes in infrastructure improvements for public, municipal, transit, port authorities and private sector projects with a primary focus on transportation structures in California.

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

Results of Operations

The following table sets forth the percentage of net earned revenue represented by the items in our condensed consolidated statements of operations:

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Engineering fees	128.0%	125.9%	126.3%	126.9%
Direct expenses	28.0	25.9	26.3	26.9

Net earned revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Direct salaries	36.6	36.7	36.2	36.1
General and administrative expenses	54.9	53.1	55.5	55.0

Operating income	8.5	10.2	8.3	8.9
Interest expense	(0.3)	(0.3)	(0.3)	(0.3)
Other, net	0.2	0.6	0.4	0.4

Income before income taxes	8.4	10.5	8.4	9.0
Provision for income taxes	3.4	3.6	3.4	3.1

Net income	5.0%	6.9%	5.0%	5.9%

A summary of operating results is as follows for the three and nine months ended June 30 (dollars in thousands):

	Three months ended June 30,
	2004	2003
Engineering fees	$112,255	$103,182
Direct expenses	24,578	21,233

Net earned revenue	87,677	81,949

Costs and expenses	80,224	73,559

Operating income	7,453	8,390

Other (income) expenses	68	(178)
Provision for income taxes	3,028	2,913

Net income	$4,357	$5,655

	Nine months ended June 30,
	2004	2003
Engineering fees	$325,034	$285,631
Direct expenses	67,687	60,488

Net earned revenue	257,347	225,143

Costs and expenses	236,016	205,026

Operating income	21,331	20,117

Other income	(244)	(80)
Provision for income taxes	8,846	6,867

Net income	$12,729	$13,330

Overview

Engineering Fees for the three-month period ended June 30, 2004 increased by 8.8%, as compared to the same period in 2003. Such amounts for the nine-month periods ended June 30, 2004 increased by 13.8%, as compared to the same period in 2003. The majority of the increase was in the transportation and construction segments. The three small acquisitions described below, as well as new projects were the primary contributors to the growth in engineering fees. Additionally there was an increase in the number of employees which were primarily of technical professionals, whose billable labor gets charged to clients, thereby increasing the amount of fees earned by the Company. The acquisitions of Durham Technologies, Inc. (“DTI”) on December 1, 2002, Welker & Associates, Inc. (“Welker”) on March 19, 2003 and TriLine Associates, Inc. on June 1, 2004 also contributed to the increase in engineering fees. In addition, all four segments of the Company experienced increased volumes in backlog at June 30, 2004, as compared to June 30, 2003.

The Company’s net income decreased 23.0% during the three-month period ended June 30, 2004 and decreased 4.5% during the nine-month period ended June 30, 2004, as compared to the same periods in 2003. The decrease in net income during the three and nine-month periods was primarily the result of a higher effective tax rate and an increase in general and administrative costs due to annual increases in pay rates, increased insurance costs and a charge of $1.8 million for an errors and omissions claim. The effective tax rate was increased to provide for an increase in the valuation allowance for the Company’s research and development tax credits.

Segment Results of Operations

Our businesses are reported as four segments, reflecting our management methodology and structure. The accounting policies of the segments are the same as those described in the footnotes to the accompanying condensed consolidated financial statements. We evaluate performance based on operating profit of the respective segments.

Transportation

	Three months ended June 30,			Nine months ended June 30,
	2004	% Change	2003	2004	% Change	2003
	(dollars in thousands)			(dollars in thousands)
Engineering Fees	$45,714	8.4%	$42,173	$130,342	11.7%	$116,676
Direct Expenses	11,371	26.2	9,011	30,855	19.5	25,812
Net Earned Revenue	34,343	3.6	33,162	99,487	9.5	90,864
Costs and Expenses	31,705	9.2	29,041	91,417	12.8	81,072
Operating Income	$2,638	(36.0)%	$4,121	$8,070	(17.6)%	$9,792

Engineering fees of $45.7 million for the three-month period ended June 30, 2004 increased 8.4% as compared to $42.2 million for the same period in 2003. For the nine-month period ended June 30, 2004, engineering fees were $130.3 million compared to $116.7 million in 2003, representing an 11.7% increase. Higher volumes from continued growth in the transportation services market and engineering fees from new projects with existing clients were the source of the increase. Some of these projects include the Texas Department of Transportation and the Federal Highway Administration and Aviation projects around the country, were the primary contributors to this increase during 2004.

Reported net earned revenue was $34.3 million during the three-month period ended June 30, 2004 as compared to $33.2 million for the same period in 2003, representing an increase of 3.6%. For the nine-month period ended June 30, 2004, net earned revenue was $99.5 million compared to $90.9 million in 2003, representing a 9.5% increase. This increase is directly related to the increase in engineering fees from internal growth, resulting from additional professionals hired. In addition, the change in net earned revenue is affected by the fluctuation in direct expenses. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and sub-contractor expenses. For the nine-month period ended June 30, 2004, direct expenses were $30.9 million compared to $25.8 million in 2003, representing a 19.5% increase. Direct expenses were $11.4 million during the three-month period ended June 30, 2004 as compared to $9.0 million for the same period in 2003, representing an increase of 26.2%. Direct expenses, as a percentage of net earned revenue, were 33.1% for the three-month period ended June 30, 2004 as compared to 27.2% for the same period in 2003. For the nine-month period ended June 30, 2004, direct expenses, as a percentage of net earned revenue, were 31.0% compared to 28.4% in 2003. The increase in direct expenses for the three-month and nine-month periods primarily resulted from the need to support the growth in engineering fees through the increased usage of sub-consultants in California, as well as in aviation projects around the country.

Reported operating income was $2.6 million for the three-month period ended June 30, 2004 as compared to $4.1 million for the same period in 2003, representing a decrease of 36.0%. For the nine-month period ended June 30, 2004, operating income was $8.1 million compared to $9.8 million in 2003, representing a 17.6% decrease. Operating income, as a percentage of net earned revenue, was 7.7% for the three-month period ended June 30, 2004 as compared to 12.4% for the same period in 2003. For the nine-month period ended June 30, 2004, operating income, as a percentage of net earned revenue, was 8.1% compared to 10.8% in 2003. The decrease in operating income and operating income, as a percentage of net earned revenue, is driven by an increase in costs and expenses.

Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries were $12.6 million for the three-month period ended June 30, 2004, as compared to $12.3 million for the same period in 2003, representing an increase of 2.3%. For the nine-month period ended June 30, 2004, direct salaries were $36.1 million compared to $33.3 million in 2003, representing an 8.2% increase. Although direct salaries increased for the two periods as compared to the prior periods, which is primarily related to the growth in engineering fees, direct salaries as a percentage of net earned revenue decreased. Direct salaries as a percentage of net earned revenue was 36.7% for the three-month period ended June 30, 2004 as compared to 37.2% for the same period in 2003. For the nine-month period ended June 30, 2004, direct salaries as a percentage of net earned revenue was 36.3% compared to 36.7% in 2003. This decrease was driven by a reduction in Transportation’s chargeability percentage due to additional professionals being hired during the period to enable further growth in the segment in the future and a slow down in the Tennessee and Alabama markets.

The other component of costs and expenses is general and administrative expenses, which consists of indirect labor and other overhead costs incurred to run the Company. Indirect labor increased 28.9%, from $3.6 million during the three-month period ended June 30, 2003 to $4.7 million for the same period in 2004. For the nine-month period ended June 30, 2004, indirect labor increased 26.0%, from $11.3 million in 2003 to $14.2 million in 2004. Indirect labor as a percentage of net earned revenue was 13.7% for the three-month period ended June 30, 2004 as compared to 11.0% for the same period in 2003. For the nine-month period, indirect labor as a percentage of net earned revenue was 14.3% in 2004 as compared to 12.4% in 2003. The increase in indirect labor is a result of the decrease in chargeability, as explained above.

Other overhead costs increased 10.2%, from $13.1 million during the three-month period ended June 30, 2003 to $14.4 million for the same period in 2004. For the nine-month period ended June 30, 2004, other overhead costs were $41.1 million, representing a 12.8% increase compared to $36.4 million for the same period in 2003. Other overhead costs, as a percentage of net earned revenue, were 41.9% for the three-month period ended June 30, 2004 as compared to 39.4% for the same period in 2003. For the nine-month period ended June 30, 2004, other overhead costs, as a percentage of net earned revenue, was 41.3% compared to 40.1% in 2003. The increase in other overhead costs was partially due to costs associated with the hiring of new technical professionals, such as health insurance and payroll taxes. In addition, this segment saw higher than normal increases in employee moving expenses and travel costs. Finally, a portion of the increase is due to annual increases in pay rates for existing personnel.

Civil Engineering

	Three months ended June 30,			Nine months ended June 30,
	2004	% Change	2003	2004	% Change	2003
	(dollars in thousands)			(dollars in thousands)
Engineering Fees	$18,805	9.3%	$17,205	$57,232	19.3%	$47,962
Direct Expenses	2,628	13.4	2,318	7,672	16.9	6,564
Net Earned Revenue	16,177	8.7	14,887	49,560	19.7	41,398
Costs and Expenses	15,442	10.6	13,963	46,451	16.4	39,891
Operating Income	$735	(20.4)%	$924	$3,109	106.3%	$1,507

Engineering fees of $18.8 million for the three-month period ended June 30, 2004 increased 9.3% as compared to $17.2 million for the same period in 2003. For the nine-month period ended June 30, 2004, engineering fees were $57.2 million compared to $48.0 million for the same period in 2003, representing a 19.3% increase. These increases were attributable to several factors. One of these factors was the acquisition of Durham Technologies, Inc. (“DTI”) on December 1, 2002. DTI specializes in risk and emergency management services for public sector clients, primarily federal and local government. Additional contributors to the increased engineering fees within this segment were profitable projects related to Hurricane Isabel in Virginia and the fires in Southern California. Lastly, this segment has significantly increased its chargeability and made significant steps toward improving project and contract management.

Reported net earned revenue was $16.2 million for the three-month period ended June 30, 2004 as compared to $14.9 million for the same period in 2003, representing an increase of 8.7%. For the nine-month period ended June 30, 2004, net earned revenue was $49.6 million compared to $41.4 million in 2003, representing a 19.7% increase. The increase directly related to the increase in engineering fees from new projects and from the acquisition of DTI. In addition, the change in net earned revenue is affected by the fluctuation in direct expenses. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses were $2.6 million during the three-month period ended June 30, 2004 as compared to $2.3 million for the same period in 2003, representing an increase of 13.4%. For the nine-month period ended June 30, 2004, direct expenses were $7.7 million compared to $6.6 million in 2003, representing a 16.9% increase. For the three-month period ended June 30, 2004, direct expenses, as a percent of net earned revenue, were 16.2% compared to 15.6% in 2003. For the nine-month period ended June 30, 2004, direct expenses, as a percentage of net earned revenue, were 15.5% compared to 15.9% in 2003. For both periods, the increase in direct expenses is directly related to the increased use of sub-consultants as a result of the increase in engineering fees.

Reported operating income was $735,000 for the three-month period ended June 30, 2004 as compared to $924,000 for the same period in 2003, representing a decrease of 20.4%. For the nine-month period ended June 30, 2004, operating income was $3.1 million compared to $1.5 million in 2003, representing a 106.3% increase. Operating income, as a percentage of net earned revenue, was 4.5% for the three months ended June 30, 2004 as compared to 6.2% for the same period in 2003. For the nine-month period ended June 30, 2004, operating income, as a percentage of net earned revenue, was 6.3% compared to 3.6% in 2003. The decrease in operating income for the three-month period ending June 30, 2004 is due in part to lower chargeability when compared to the same quarter in 2003, as well as higher general and administrative costs. The increase in operating income and operating income as a percentage of net earned revenue for the nine-month period ending June 30, 2004 is due to increased chargeability and improved general and administrative cost control, allowing for a reduction in total costs and expenses as a percentage of net earned revenue. As chargeability increases, the Company is able to bill out more of its costs to clients, thereby improving its profit margin.

Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased to $5.9 million for the three-month period ended June 30, 2004 from $5.5 million for the period ended June 30, 2003, representing a 6.3% increase. For the nine-month period ended June 30, 2004, direct salaries were $17.8 million, an increase of 18.9% as compared to $15.0 million for the same period in 2003. Direct salaries as a percentage of net earned revenue, decreased from 37.0% for the three-month period ended June 30, 2003 to 36.2% for the same period in 2004. For the nine-month periods, direct salaries as a percentage of net earned revenue decreased from 36.1% for the nine-month period ended June 30, 2003 to 35.9% for the same period in 2004. This increase in direct salaries is a result of increased direct labor charges incurred to support the growth within the segment. Specifically, the nine-month period ended June 30, 2004 saw an increase in overall chargeability.

The other component of costs and expenses is general and administrative expenses, which consists of indirect labor and other overhead costs incurred to run the Company. Indirect labor increased 15.6%, from $1.9 million for the three-month period ended June 30, 2003, to $2.2 million for the same period in 2004. For the nine-month period ended June 30, 2004, indirect labor was $6.8 million as compared to $6.0 million for the same period in 2003, representing a 13.0% increase. Indirect labor, as a percentage of net earned revenue, increased from 12.8% for the three-month period ended June 30, 2003, to 13.6% for the same period in 2004. For the nine-month period, indirect labor as a percentage of net earned revenue decreased from 14.6% in 2003 to 13.8% in 2004. The decrease in indirect labor as a percentage of net earned revenue for the nine-month period is a result of the increased chargeability within this segment. As chargeability increases, direct labor increases and indirect labor decreases, as more of the technical staff’s time worked is being charged back to clients. The increase in indirect labor as a percentage of net earned revenue for the three-month period is a result of decreased chargeability during the period as compared to the same period in 2003.

Other overhead costs increased both during the three-month and nine-month periods ended June 30, 2004. For the three-month period ended June 30, 2004, other overhead costs were $7.4 million, as compared to $6.5 million for the same period in 2003. For the nine-month period ended June 30, 2004, other overhead costs were $21.9 million, as compared to $18.9 million for the same period in 2003. The increase in other overhead costs was directly related to the growth in engineering fees, as well as to increases in medical and workers compensation insurance accruals and increases in pay rates for employees for the new calendar year.

Environmental

	Three months ended June 30,			Nine months ended June 30,
	2004	% Change	2003	2004	% Change	2003
	(dollars in thousands)			( dollars in thousands)
Engineering Fees	$27,781	(3.0)%	$28,639	$81,875	3.6%	$79,013
Direct Expenses	5,471	(11.8)	6,206	15,399	(11.2)	17,334
Net Earned Revenue	22,310	(0.5)	22,433	66,476	7.8	61,679
Costs and Expenses	20,212	(2.7)	20,770	61,611	8.7	56,694
Operating Income	$2,098	26.1%	$1,663	$4,865	(2.4)%	$4,985

Engineering fees of $27.8 million for the three-month period ended June 30, 2004 decreased 3.0% as compared to $28.6 million for the same period in 2003. For the nine-month period ended June 30, 2004, engineering fees were $81.9 million compared to $79.0 million in 2003, representing a 3.6% increase. Engineering fees have remained stable in the environmental services market for the three and nine-month period compared to the prior periods. Chargeability has also remained stable.

Reported net earned revenue was $22.3 million during the three-month period ended June 30, 2004 as compared to $22.4 million for the same period in 2003, representing a decrease of 0.5%. For the nine-month period ended June 30, 2004, net earned revenue was $66.5 million compared to $61.7 million in 2003, representing a 7.8% increase. The increase in net earned revenue for the nine-month period related to the increases in engineering fees as well as the reduction in direct expenses. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses were $5.5 million during the three-month period ended June 30, 2004 as compared to $6.2 million for the same period in 2003, representing a decrease of 11.8%. For the nine-month period ended June 30, 2004, direct expenses were $15.4 million compared to $17.3 million in 2003, representing an 11.2% decrease. Direct expenses, as a percentage of net earned revenue, were 24.5% for the three-month period ended June 30, 2004 as compared to 27.7% for the same period in 2003. For the nine-month period ended June 30, 2004, direct expenses, as a percentage of net earned revenue, were 23.2% compared to 28.1% in 2003. The decrease in direct expenses and direct expenses, as a percentage of net earned revenue, was due primarily to a return to normal direct expense spending in 2004, as compared to 2003. In 2003, direct expenses were larger than normal due to a video inspection sub-consultant that was being utilized to assist with the beginning stages of a job in California. The greatest volume of the video work was needed in the early stages of the job during the three-month period ended December 31, 2002. Since then, the volume of video work has decreased, thereby reducing direct expenses.

Reported operating income was $2.1 million for the three-month period ended June 30, 2004 as compared to $1.7 million for the same period in 2003, representing an increase of 26.1%. For the nine-month period ended June 30, 2004, operating income was $4.9 million compared to $5.0 million in 2003, representing a 2.4% decrease. The nine month operating income includes $800,000 of revenue received for work done in the prior year that had a contingency placed on it. Operating income as a percentage of net earned revenue was 9.4% for the three-month period ended June 30, 2004 as compared to 7.4% for the same period in 2003. The increase in operating income and operating income as a percentage of net earned revenue for the three-month period is primarily related to a decrease in indirect costs and other overhead costs described below. For the nine-month period ended June 30, 2004, operating income, as a percentage of net earned revenue was 7.3% compared to 8.1% in 2003. The decrease in operating income and operating income, as a percentage of net earned revenue, for the nine-month period is primarily due to a greater increase in costs and expenses than in net earned revenue during 2004.

Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries remained at $7.5 million for the three-month period ended June 30, 2003 and 2004. For the nine-month period ended June 30, 2004, direct salaries increased 9.0%, to $22.3 million, from $20.5 million for the same period in 2003. Direct salaries, as a percentage of net earned revenue, increased from 33.6% for the three-month period ended June 30, 2003 to 33.7% for the same period in 2004. Direct salaries, as a percentage of net earned revenue, increased from 33.2% for the nine-month period ended June 30, 2003 to 33.6% for the same period in 2004. The increase in direct salaries and direct salaries, as a percentage of net earned revenue, is directly related to the growth in engineering fees. The increase in direct salaries is greater than the growth in revenue is a result of increases in salaries of technical personnel due to several highly competitive markets.

The other component of costs and expenses, general and administrative expenses, consists of indirect labor and other overhead costs incurred to run the Company. Indirect labor decreased 8.2% from $3.4 million for the three-month period ended June 30, 2003 to $3.1 million for the same period in 2004. For the nine-month periods, indirect labor increased 9.2% from $9.5 million in 2003 to $10.4 million in 2004. As a percentage of net earned revenue, indirect labor was 14.0% for the three-month period ended June 30, 2004, as compared to 15.2% for the same period in 2003. For the nine-month period ended June 30, 2004, indirect labor, as a percentage of net earned revenue, was 15.6% as compared to 15.4% for the same period in 2003. The decrease in indirect labor and indirect labor, as a percentage of net earned revenue, for the three-month period is due to a slight increase in chargeability combined with a 4% reduction in staff.

Other overhead costs decreased 2.7%, from $9.8 million during the three-month period ended June 30, 2003 to $9.6 million for the same period in 2004. For the nine-month period ended June 30, 2004, other overhead costs were $28.9 million, representing an 8.2% increase, as compared to $26.7 million for the same period in 2003. As a percentage of net earned revenue, other overhead costs decreased during the three-month period from 43.8% during 2003 to 42.9% during 2004. The decrease in other overhead costs for the three-month period was related to the decrease in engineering fees and due to a focus on cost control by the segment part of which was to reduce non-productive headcount. The increase in other overhead costs for the nine-month period was directly related to annual increases in pay rates and increases in medical plan insurance accruals.

Construction Management

	Three months ended June 30,			Nine months ended June 30,
	2004	% Change	2003	2004	% Change	2003
	(dollars in thousands)			(dollars in thousands)
Engineering Fees	$19,955	31.6%	$15,165	$55,585	32.4%	$41,980
Direct Expenses	5,108	38.1	3,698	13,761	27.7	10,778
Net Earned Revenue	14,847	29.5	11,467	41,824	34.0	31,202
Costs and Expenses	12,865	31.5	9,785	36,537	33.5	27,369
Operating Income	$1,982	17.9%	$1,682	$5,287	37.9	$3,833

Engineering fees of $20.0 million for the three-month period ended June 30, 2004 increased 31.6% as compared to $15.2 million for the same period in 2003. For the nine-month period ended June 30, 2004, engineering fees were $55.6 million compared to $42.0 million in 2003, representing a 32.4% increase. Higher volumes from renewed strength in the construction services market, engineering fees from new projects from existing clients, primarily in the Texas office with the Texas Department of Transportation Turnpike project, and increased chargeability were the primary reasons for the increase during 2004.

Reported net earned revenue was $14.8 million during the three-month period ended June 30, 2004 as compared to $11.5 million for the same period in 2003, representing an increase of 29.5%. For the nine-month period ended June 30, 2004, net earned revenue was $41.8 million compared to $31.2 million in 2003, representing a 34.0% increase. The increase in net earned revenue was directly related to the growth in engineering fees. In addition, the change in net earned revenue is affected by the fluctuation in direct expenses. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, and travel and subcontractor expenses. Direct expenses, as a percentage of net earned revenue, were 34.4% for the three-month period ended June 30, 2004 as compared to 32.2% for the same period in 2003. For the nine-month period ended June 30, 2004, direct expenses, as a percentage of net earned revenue, were 32.9% as compared to 34.5% for the same period in 2003. The increase in direct expenses is due to the increased use of sub-consultants.

Reported operating income was $2.0 million for the three-month period ended June 30, 2004 as compared to $1.7 million for the same period in 2003, representing an increase of 17.9%. For the nine-month period ended June 30, 2004, operating income was $5.3 million compared to $3.8 million for the same period in 2003, representing a 37.9% increase. Operating income, as a percentage of net earned revenue, was 13.4% for the three-month period ended June 30, 2004 as compared to 14.7% for the same period in 2003. For the nine-month period ended June 30, 2004, operating income, as a percentage of net earned revenue, was 12.6% as compared to 12.3% for the same period in 2003. The increase in operating income and operating income, as a percentage of net earned revenue, is due to improved chargeability, which leads to improved profitability since more labor costs are being charged to clients, and improved control of costs and expenses.

Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries increased 30.1%, from $4.7 million, or 40.9% of net earned revenue, for the three-month period ended June 30, 2003 to $6.1 million, or 41.1% of net earned revenue, for the same period in 2004. For the nine-month period ended June 30, 2004, direct salaries increased

36.2% to $17.1 million, or 40.8% of net earned revenue, from $12.5 million, or 40.2% of net earned revenue, for the same period in 2003. The increase in direct salaries and direct salaries, as a percentage of net earned revenue, was directly related to the growth in engineering fees and increased chargeability, as mentioned above.

The other component of costs and expenses is general and administrative expenses, which consists of indirect labor and other overhead costs incurred to run the Company. Indirect labor increased 23.3% from $1.2 million for the three-month period ended June 30, 2003 to $1.4 million for the same period in 2004. For the nine-month periods, indirect labor increased 20.2% from $3.7 million in 2003 to $4.4 in 2004. Although indirect labor increased, as a percentage of net earned revenue, these costs decreased for both the three-month and nine-month periods ended June 30, 2004 as compared with 2003. The decrease in indirect salaries, as a percentage of net earned revenue, was primarily due to the improvements made in chargeability as a result of close attention being paid to escalating the utilization of this segment’s technical professionals. Other overhead costs increased 35.6%, from $3.9 million during the three-month period ended June 30, 2003 to $5.3 million for the same period in 2004. For the nine-month period ended June 30, 2004, other overhead costs were $15.1 million, representing a 34.9% increase compared to $11.2 million for the same period in 2003. The increase in other overhead costs is due to annual increases in pay rates and medical plan insurance accruals, as well as an increase in personnel to support the growth in engineering fees.

Consolidated Results

Engineering fees:

The three-month period ended June 30, 2004 saw an 8.8% increase in engineering fees, as compared to the same period in 2003. The nine-month period ended June 30, 2004 saw a 13.8% increase in engineering fees, as compared to the same period in 2003. The three small acquisitions described below, as well as new projects were the primary contributors to the growth in engineering fees. Additionally, there was an increase in the number of employees which were primarily of technical professionals, whose billable labor gets charged back to clients, thereby increasing the amount of fees earned by the Company. The acquisitions of Durham Technologies, Inc. (“DTI”) on December 1, 2002, Welker & Associates, Inc. (“Welker”) on March 19, 2003 and TriLine Associates, Inc. on June 1, 2004 also contributed to the increase in engineering fees. In addition, all four of the Company’s segments experienced increased volumes in backlog for the three and nine-month periods ended June 30, 2004, as compared to the same period in 2003.

Other income (expenses):

Other income and expense primarily consists of interest and dividend income and interest expense. Total other income (expense) was ($68,000) and $178,000 for the three-month periods ended June 30, 2004 and 2003, respectively. For the nine-month periods ended June 30, 2004 and 2003, total other income (expense) were $244,000 and $80,000, respectively. The decrease in other income for the three-month period compared to the prior year is due to the fact that the prior year amount included a gain on the sale of real estate. The increase in other income for the nine-month period is due to real estate commissions the Company receives when the Company’s internal real estate professional represents the Company when obtaining new leased properties and gains on the sale of fixed assets.

Net Income:

Net income was $4.4 million and $5.7 million for the three-month periods ended June 30, 2004 and 2003. For the nine-month period ended June 30, 2004, net income was $12.7 million as compared to $13.3 million for the same period in 2003. The percentage of net income to net earned revenue decreased from 6.9% for the three-month period ended June 30, 2003 to 5.0% for the same period in 2004. For the nine-month period ended June 30, 2004, the percentage of net income to net earned revenue was 5.0% as compared to 5.9% for the same period in 2003. The decrease in 2004 was primarily a result of an increased effective tax rate for the nine-month period June 30, 2004 and an increase in general and administrative costs due to annual increases in pay rates, increases in the accrual of insurance expenses related to our medical plan and a charge of $1.8 million for an errors and omissions claim.

Income Taxes:

The income tax provision was $8.8 million and $6.9 million, or an effective tax rate of 41.0% and 34.0%, for the nine-month periods ended June 30, 2004 and 2003, respectively. The increase in the effective tax rate in 2004 was primarily due to the increase in the valuation allowance for the deferred taxes related to research and development tax credit carry-forwards. These research and development tax credit carry-forwards, which expire beginning 2017 through 2022, were approximately $8.4 million and $10.3 million as of June 30, 2004 and September 30, 2003, respectively.

For the past several years, the Company has generated research and development tax credits related to certain qualifying costs. The qualifying costs relate primarily to the Company’s project costs which involved technical uncertainty. These research and development costs were incurred by the Company in the course of providing services under generally long-term client projects, thereby creating costs associated with recognizable revenue under the project. Because the Company has been unable to utilize the entire amount of research and development tax credits it has generated each year, the balance sheet reflects a deferred tax asset of $4.0 million and $7.1 million at June 30, 2004 and September 30, 2003, respectively, for the unused credit carryforward. In addition, because of the uncertainty associated to the ability of the Company to utilize these credits in the future, a valuation allowance of $3.3 million and $2.6 million at June 30, 2004 and September 30, 2003, respectively, has been provided for against this deferred tax asset.

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit or current developments in tax law. For that matter, with respect to certain credits for increasing research activities that have been utilized to reduce our income taxes payable reported on tax returns open for examination, we have recorded a reserve of approximately $3.8 million as of June 30, 2004.

A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. The Company is not currently under audit by the Internal Revenue Service or any other jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require use of our cash. Favorable resolution would be recognized as a reduction to our effective tax rate in the year of resolution. Our tax reserves are presented in the balance sheet within other liabilities.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $20.7 million for the nine months ended June 30, 2004 as compared to net cash provided by operating activities of $13.9 million for the same period in 2003. The primary sources of net cash provided from operating activities was net income adjusted for non-cash items including the increase in the valuation allowance for deferred taxes, offset by increases in other current assets and other liabilities, and decreases in accounts payable and accrued expenses.

Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not previously paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock in the foreseeable future. All earnings are retained for investment in our business.

Approximately 90% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contract. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. The unbilled fees account increased $1.3 million from $39.9 million at September 30, 2003 to $41.2 million at June 30, 2004. The number of days outstanding for unbilled fees was 35 days at June 30, 2004 and 37 days at September 30, 2003. By comparison, according to PSMJ Resources, Inc., the average days outstanding for unbilled fees for design firms of comparable size was 27.8 days in 2004 and 27.9 days in 2003.

Accounts receivable remained constant at $53.0 million at June 30, 2004 and September 30, 2003. The allowance for doubtful accounts also remained constant at $1.1 million at June 30, 2004 and at September 30, 2003. The number of day’s sales outstanding for accounts receivable was approximately 45 days at June 30, 2004 and 46 days at September 30, 2003. According to PSMJ Resources, Inc., a marketing research company, the average days sales accounts receivables for design firms of comparable size to us was 68.7 days in 2004 and 75.1 days in 2003.

Cash Flows from Investing Activities

Net cash used in investing activities was $12.6 million for the nine months ended June 30, 2004 as compared to $10.4 million for the same period in 2003. Investing activity typically consists of fixed asset purchases, such as survey equipment, computer equipment, furniture and leasehold improvements and acquisitions.

On June 1, 2004, the Company acquired 100% of the stock of TriLine Associates, Inc. for $3.7 million, net of cash acquired. TriLine contributes to the Company’s goal of enhancing its presence in the greater Pittsburgh area and the state of Pennsylvania. TriLine specializes in transportation, geotechnical and environmental services.

On December 1, 2002, the Company acquired 100% of the stock of Durham Technologies, Inc. (“DTI”) for $1.5 million, net of cash acquired. The acquisition of DTI contributes to the Company’s goal of enhancing its presence in the growing Emergency Management Services market. DTI’s area of specialty includes risk management and risk assessment for public sector clients, primarily Federal. The acquisition is accounted for using the purchase method of accounting, and the results of operations are included from the respective date of acquisition. During the three-month period ended June 30, 2004, the Company made additional earn-out payments of $1.2 million related to the acquisition.

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

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended June 30, 2004 was $10.8 million, as compared to $2.1 million for the same period in 2003. The increase in cash used in financing activities is primarily attributable to a reduction in net borrowings under the line of credit and a reduction in net purchases of common stock.

Capital Resources

As of June 30, 2004, the Company had a $58 million revolving line of credit agreement, inclusive of $3 million in letters of credit, with a bank. On May 6, 2003, this agreement was amended to increase the maximum aggregate principal amount from $37 million to $55 million. All other terms of the agreement remain the same. The revolving line of credit expires June 30, 2005. The interest rate (1.87% and 1.62% at June 30, 2004 and September 30, 2003, respectively) on the revolving line of credit ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt average ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 and 3.0. The amounts outstanding under the revolving line of credit were $3.8 million and $9.2 million as of June 30, 2004 and September 30, 2003, respectively. The revolving line of credit is collateralized by substantially all of our assets.

Our capital expenditures are generally for purchases of property and equipment. The Company spent $7.3 million and $5.7 million on such expenditures for the nine months ended June 30, 2004 and 2003. The Company spent $2.2 million and $1.5 million on such expenditures for the three months ended June 30, 2004 and 2003, respectively.

As the Company often does each year, a stock offering took place during the three-month period ended March 31, 2004. During this offering, 3,000,000 shares of the Company’s common stock was made available for sale to all full time employees of the Company, pursuant to The PBSJ Corporation Stock Ownership Plan.

We believe that our existing financial resources, together with our cash flow from operations and availability under our revolving line of credit, will provide sufficient capital to fund our operations through at lease June 2005.

Inflation

The rate of inflation has not had a material impact on our operations. Moreover, if inflation remains at its recent levels, it is not expected to have a material impact on our operations for the foreseeable future.

Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which replaced FIN 46. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. The Company is required to adopt FIN 46R by the beginning of Fiscal 2005. Although the Company has not completed its initial evaluation of FIN 46R, the adoption is not expected to have a material impact on the Company’s results of operations or financial condition.

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

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The company has evaluated the impact of the adoption of EITF 03-1 and does not believe that impact will be significant to the company’s overall results of operations or financial position.

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

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our tax provision by recording a valuation allowance for the deferred tax assets that we estimate will not ultimately be recoverable. As of June 30, 2004 and September 30, 2003, we reported a valuation allowance of $4.2 million and $2.6 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe that our exposure to market risks is minimal. We do not hold market-risk sensitive instruments for trading purposes. We entered into one derivative financial instrument, a swap agreement, to hedge cash flows related to the LIBOR interest rate risk. Both at inception of the hedge and on an ongoing basis, we assume there is no ineffectiveness in the hedging relationship of interest rate risk involving interest-bearing debt and the interest-rate swap. The effectiveness of the hedge is evaluated on a quarterly basis. Based on a hypothetical 1% point increase in the period ending market interest rate as of June 30, 2004, the change in the fair value of this liability would be approximately $200,000. We believe this instrument will be highly effective in the hedging of cash flows. We hold no other financial instruments or derivative commodity instruments to hedge any market risk, nor do we currently plan to employ them in the near future.

The interest rate (1.87% and 1.62% at June 30, 2004 and September 30, 2003, respectively) on our revolving line of credit and term loan ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The Company mitigates interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit or term loan. As of June 30, 2004, the fair value of the debt is consistent with the outstanding principal balance.

The interest rates under our revolving line of credit and term loan are variable. To the extent that we have borrowings outstanding, there may be market risk relating to the amount of such borrowings, however, our exposure is minimal due to the short-term nature of these borrowings.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures:

Our management, with the participation of John B. Zumwalt, III, our Chief Executive Officer, and W. Scott DeLoach, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this quarterly report and each has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal control over financial reporting:

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities for Quarter Ended June 30, 2004
Period	Total Number Of Shares Bought Back By the Company	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of shares That May be Purchased Under the Plans or Programs
April-04	13,580	$22.50	N/A	N/A

May-04	50,287	$22.50	N/A	N/A

June-04	11,804	$22.50	N/A	N/A

Total	75,671	$22.50	N/A	N/A

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

The PBSJ Corporation

Dated: August 13, 2004	By	/s/ W. Scott DeLoach
W. Scott DeLoach
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Commission on February 13, 2004 and incorporated herein by reference).

3.2	Amended and Restated Corporate Bylaws dated February 1, 2004 (previously filed as Exhibit 3.2 to the Registrant’s Form 10-Q filed with the Commission on February 13, 2004 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.3	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith