Form 10-K
period 2004-09-30
PBSJ CORP /FL/
filed 2004-12-27
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

Common Stock ($.00067 Par Value)

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

The number of shares of Common Stock outstanding as of December 17, 2004 was 7,904,244. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the $27.00 price for the registrant’s Common Stock on November 30, 2004 was approximately $213,498,909. Directors, executive officers and 10% or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates information by reference from the registrant’s definitive Proxy Statement to be used in conjunction with its 2005 Annual Meeting of Shareholders.

THE PBSJ CORPORATION

FORM 10-K

FOR THE YEAR ENDED SEPTEMBER 30, 2004

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

PART I

ITEM 1. BUSINESS

General

The PBSJ Corporation, together with its subsidiaries, is an employee-owned professional services organization that provides a broad range of planning, design and construction services to a variety of public and private sector clients. Our four major business segments are transportation, environmental, civil engineering and construction management, representing 40%, 25%, 18%, and 17%, respectively, of our fiscal 2004 revenues. We utilize our expertise in engineering, planning, management, environmental, architectural and surveying disciplines to address complex problems in each of these basic service areas. We provide these services through our staff of approximately 3,800 professional, technical and support personnel. We believe our multi-disciplinary approach to problems facilitates our ability to effectively meet the needs of our clients.

Since our founding in 1960, we have grown from a small civil engineering practice with operations only in South Florida to a national design firm offering a full range of engineering, architectural and planning services throughout the United States. Evidencing this, in 2004, Engineering News-Record ranked Post, Buckley, Schuh & Jernigan, Inc. 5th on its list of the top 100 pure design firms (traditional design firms with no construction capability) in the United States, based on design revenue. During fiscal 2004, we provided services to approximately 3,000 clients in the public and private sectors. Approximately 90% of our clients had previously used our services. In fiscal 2004, 79% of our net earned revenues were derived from the public sector and 21% from the private sector.

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

We began operations on February 29, 1960. Our holding company, The PBSJ Corporation, was incorporated in 1973. We engage in business primarily through two wholly-owned subsidiaries: Post, Buckley, Schuh & Jernigan, Inc., a Florida corporation (through which we provide the majority of our engineering, architectural and planning services) and PBS&J Construction Services, Inc. (through which we have certain large contracts for our construction management services). In addition, we have three other active subsidiaries: Seminole Development Corporation (through which we hold title to certain of our real property); PBS&J Caribe Engineering, C.S.P. (through which we perform certain work in Puerto Rico); and Post, Buckley International, Inc. (through which we provide services to our international clients). During the fiscal year ended September 30, 2004, Post Buckley International, Inc. did not generate any revenues. In this Form 10-K, all references to “PBSJ” or “our” operations refer to The PBSJ Corporation and its wholly-owned subsidiaries and the activities of these entities on a consolidated basis. Our executive offices are located at 2001 N.W. 107th Avenue, Miami, Florida.

Acquisitions

Throughout our history, PBSJ has made strategic acquisitions to increase our geographic presence in the West and Central regions, to enhance our technical capabilities firm-wide and to solidify our operations in the Eastern region. Once we acquire a firm, it is integrated and consolidated into our existing operations and ceases to exist as a separate operating entity. We completed the following acquisitions during the last three years. The results of operations are included in the consolidated financial statements from the date of acquisition.

•	We acquired the stock of Durham Technologies, Inc. (“DTI”) on December 1, 2002 for $1.5 million, net of cash acquired. The acquisition of DTI contributes to the our goal of enhancing our presence in the growing civil engineering market in the surrounding Atlanta area. DTI’s areas of specialty include risk management and risk assessment for public sector clients, primarily Federal. The purchase price has been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $1.7 million, including approximately $0.7 million of goodwill, $0.5 million of identifiable intangible assets and liabilities of $0.2 million.

•	On March 19, 2003, we acquired the stock of Welker & Associates, Inc. (“Welker”) for $4.4 million, comprised of $4.0 million in cash and 20,000 shares of our common stock valued at $400,000. The value of the common stock issued was determined based on the estimated fair value of the common stock as of the date of the acquisition. The purchase price has been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $5.1 million, including approximately $2.2 million of goodwill, $1.2 million of identifiable intangible assets and liabilities of $0.7 million. The acquisition of Welker contributes to our goal of enhancing our presence in the growing Atlanta market. Welker’s areas of specialty include water, wastewater and stormwater management for Georgia’s local governments.

•	On June 1, 2004, we acquired 100% of the stock of TriLine Associates, Inc. (“TriLine”) for $3.7 million in cash. The purchase price has been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $4.2 million, including approximately $622,000 of intangible assets, $2.4 million of goodwill and liabilities of $520,000. The acquisition of TriLine contributes to our goal of enhancing our presence in the greater Pittsburgh area and the State of Pennsylvania. TriLine specializes in transportation, geotechnical, and environmental services.

•	On July 1, 2004, we acquired 100% of the stock of W. Koo and Associates Structural Engineers, Inc. (“WKA”) for $2.6 million, net of cash acquired, comprised of $413,000 in cash and 71,429 shares of our common stock valued at $1.9 million. The value of the common stock issued was determined based on the estimated fair value of the common stock as of the date of the acquisition. The purchase agreement provides for an additional purchase amount of $500,000, contingent upon the satisfaction of certain conditions to be paid in equal installments of $250,000 on July 1, 2005 and July 1, 2006. The purchase price has been allocated to the respective assets and liabilities based on their fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $3.8 million, including $1.1million of goodwill, $700,000 of identifiable intangibles and liabilities of $ 1.1 million. WKA specializes in infrastructure improvements for public, municipal, transit, port authorities and private sector projects with a primary focus on transportation structures in California.

Business Segments

The following table sets forth our revenues, in thousands, from each of our four business segments for each of the three years ended September 30, 2004, 2003, and 2002, and the approximate percentage of our total revenues attributable to each business segment:

	2004		2003		2002
	(dollars in thousands)
	Revenues	%	Revenues	%	Revenues	%
Transportation	$180,909	40%	$158,675	41%	$143,655	42%
Environmental	109,905	25	106,799	27	91,124	26
Civil Engineering	82,372	18	65,099	17	65,115	19
Construction Management	77,967	17	58,583	15	44,567	13

Totals	$451,153		$389,156		$344,461

Additional information concerning segment profit and loss and assets is set forth in Item 7 under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 8, Note 13 of “Notes to Consolidated Financial Statements” which are included herein.

Transportation

Industry Overview

This year many factors throughout the country altered upgrading the United States’ transportation infrastructure. A sluggish economy in numerous states and municipalities prevented recently executed transportation design contracts from receiving notices to proceed. The cost of implementing federally required heightened airport security measures negatively impacted aviation planning and design projects.

Our Services

Our consulting services in this area include planning, traffic engineering, intelligent transportation systems (ITS), corridor planning, highway design, structural design, program management, toll facility design, aviation services, multi-modal/transit systems and right-of-way. We currently serve transportation departments in 14 states (Florida, Pennsylvania, North Carolina, South Carolina, Georgia, Alabama, Mississippi, Tennessee, Texas, Colorado, California, Arizona, Utah, Ohio).

During fiscal 2004, projects in Transportation included:

•	A planning services contract for Texas Transportation Authority (TTA), primarily to determine toll feasibility for potential roadway improvements throughout the state. All disciplines (highway design, drainage, construction, environmental services, ITS, traffic engineering, and structure design) were necessary to perform the work.

•	Multi-year contracts for both North Carolina Department of Transportation (DOT) and Virginia DOT included the design, implementation, operation and maintenance of a statewide telephone-based travel information services accessible by dialing “511.” North Carolina’s 511 service was launched in August 2004 and assisted the state and its travelers during several hurricane evacuations this fall.

•	The Florida Department of Transportation’s statewide intelligent transportation systems general consultant six-year contract, pursuant to which we provided services related to the planning, architecture, standards development, and integration of ITS.

•	The Dayton International Airport, under a general engineering five year consulting agreement, included runway rehabilitations projects, parking structure design, and terminal gate enhancements.

•	The I-70 project from downtown Denver to the airport is a full environmental impact study with respect to the corridor. The urban corridor includes multi-modal considerations (i.e. light rail, park and ride facilities, HOV lanes, etc.). The project includes freeway and rail design, structural components and a major public outreach effort.

•	Providing General Engineering Consulting Services to a number of Toll-road agencies including:

•	Florida’s Turnpike Enterprise

•	Orlando Orange County Expressway Authority

•	Miami Dade Expressway Authority

•	Texas Turnpike Authority

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

Our Services

Our Environmental business segment focuses on the delivery of planning, design and construction management services for private and public sector clients related to:

Air Quality Management	Flood Insurance Studies

Energy Planning	Hazardous and Solid Waste Management

Cultural Resources Assessments	Information Solutions

Ecological Studies	Wastewater Treatment

Environmental Toxicology Analysis	Water Resources

Aquatic Treatment Systems	Water Supply and Treatment

During fiscal 2004, some significant projects in our Environmental business segment included:

•	A multi-year contract with the Federal Emergency Management Agency (“FEMA”) to serve as Flood Mapping Coordination Contractor for FEMA’s Central Region V (Illinois, Indiana, Michigan, Ohio, Minnesota and Wisconsin), Central Region VI (Texas, Oklahoma, Arkansas, Louisiana and New Mexico) and Central Region VII (Nebraska, Kansas, Idaho and Missouri).

•	A five-year assignment with the Washington Suburban Sanitary Commission (WSSC) to improve and expand the 288 million gallon per day Potomac Water Filtration Plant (WFP) that provides drinking water for more than 1 million people in Montgomery and Prince Georges Counties, Maryland. PBSJ will design the improvements necessary to enhance water quality, increase process reliability, and expand plant capacity. Included in these improvements are: ultraviolet disinfection, pump stations, improved rapid mix and flow split facilities, flocculation equipment upgrades, hydraulic improvements, various electrical system enhancements. Completion of the design is expected in January 2006. Construction is expected to be completed in 2009.

•	The PBSJ team provided support to the U.S. Army Corps of Engineers with respect to program management support activities on the Federal portion of the Comprehensive Everglades Restoration Project (CERP). The joint venture contract is budgeted for up to $6 million/year and the contract is for 3 years with provisions for up to 5 renewal periods. The CERP is budgeted to cost over $8 billion and the cost is to be shared equally between the Federal Government and state and local agencies.

•	An assignment for the City of San Diego, California to provide policy and master planning services for recycled water. The City directed that the study evaluate “all aspects of a viable increased water reuse program, including but not limited to groundwater storage, expansion of the distribution system, reservoirs for reclaimed water, live stream discharge, wetlands development, and reservoir augmentation…” The end product of this assessment will be a policy document that will shape the City’s recycled water program development over the next decade. The American Assembly process is being utilized to solicit stakeholder input on project goals and subsequent alternative concepts. In addition, a nationally recognized Blue Ribbon panel of experts is participating in the study process and reviewing the health and science analyses.

•	The Texas Department of Transportation (TxDOT) retained us to develop advanced research and planning tools for streamlining archaeological and historical assessments of road construction projects within a six-county area surrounding Houston, Texas. The project, referred to as the Houston Historic Overlay and Geographic Information System (HHO/GIS) project, includes acquisition and georeferencing of selected source maps, and the creation of a GIS populated with more than 12,000 cultural resource localities. A GIS product was customized to perform specialized geographic registration providing higher levels of geographic translational accuracy than previously available using conventional map overlay and rubber-sheeting techniques. The successful development of the HHO/GIS product resulted in PBSJ expanding the geographic and temporal coverage of the six-county project area to include georeferenced imagery of almost 300 historic period maps.

Civil Engineering

Industry Overview

During fiscal 2004 the economy entered a period of slow recovery with improving private sector corporate profitability while investment in residential housing development continued at high rates. Federal spending remained strong, especially in the area of national defense, which increased opportunity and fortified our strategy for greater balance between the public and private sectors. The state and local government markets remained weak but the market for our specialized services in the area of risk and emergency management strengthened due in part to the frequency of hurricanes and wild fires.

Near term expectations are for the Federal Department of Defense and Homeland Security sectors to remain strong. As the economic recovery expands, the private sector will strengthen. State and local governments markets will remain weak but will improve as increased tax revenue from private sector recovery trickles into the government sector.

Our civil engineering business will continue to focus its portfolio strategy to balance the public and private sectors with emphasis on the specialized Federal National Defense and Homeland Security markets and the disaster mitigation, response and emergency management markets for state and local governments. We will continue our commitment to customers in the private sector corporate real estate development and residential housing markets. We will rely on advanced technologies for competitive advantages and to distinguish us from our competition. These technologies include Geodata/Geographic Information Systems, database design and development, Global Positioning Systems (GPS), High Definition Survey technology and advanced data collection systems including Laser based imaging and measurement, 3D imaging, and application of web collaboration tools.

Our Services

Our civil engineering business provides general civil engineering as well as specialized services to public and private clients. Included in these services are: site engineering and surveys, infrastructure engineering, master planning, disaster mitigation planning and response, asset management, emergency management and architectural and landscape architecture design.

During fiscal 2004 our projects included:

•	Debris removal and management for San Bernardino County, California in response to a major wild fires. Services included management, field monitoring of debris removal, and oversight of specialized contractors.

•	Administration and debris removal for major hurricanes for Florida Department of Transportation and Orange, Brevard and other Florida counties.

•	Facility assessment, utilization studies, and map conversion services at 97 U.S. Army installations and 36 Department of Defense Dependant Schools across Europe for the U.S. Army Corps of Engineers.

•	Development of comprehensive Installation Master Planning at multiple locations for the U.S. Army Corps of Engineers Baltimore, Sacramento and Europe Districts

•	Creating a base development plan prototype of the US Air Force Air Combat Command (ACC) that will be implemented on other ACC bases (totaling 17). Developing community comprehensive and facilities planning policies and guidance for ACC and wing-level comprehensive planning functions.

•	Providing conceptual planning and urban design for the City of Clearwater, Florida, for a six-block section of Gulfview Boulevard for Clearwater Beach, a world-class beach destination, located in Pinellas County.

•	Engineering Services for a master planned, mixed-use development known as Baldwin Park on the former Orlando Naval Training Center.

•	Continued development, testing, and integration of the HAZUS-MH software models and GIS data for the National Institute of Building Services and the Federal Emergency Management Agency (FEMA). The model is designed to quantify the consequences of natural disaster events, hurricanes, floods, and earthquakes.

•	Completing site selection, facility programming and planning services for an Air Rescue and Fire Fighting (ARFF) facility at the Reno/Tahoe International Airport.

•	Designing a utility building in a campus setting for the Bridgeway Acres Redevelopment project in Pinellas County, Florida. The project transforms a waste to energy facility into five state-of-the-art campus buildings around a central greenspace designed to be both energy efficient and environmentally sensitive.

Construction Management

Industry Overview

The demand for our construction management services has also been fueled by the legislation and industry trends that are driving the growth in our Transportation and Environmental business segments, including ISTEA and TEA-21. These trends have created a large number of infrastructure projects throughout the United States, which are subject to increasingly complex governmental regulations. The market could level out or shrink slightly until a new Federal transportation funding bill is passed. The potential impact is currently minimal, but increases as time passes until the bill is passed. Projects/programs that depend on the Federal gas tax funding are being delayed, which may eventually lead to a temporary reduction in demand for the services we provide.

The role of the construction manager has become increasingly important to the success of these projects, requiring a new level of versatility and a wide range of skills. Both public and private sector entities are under pressure to complete these projects at accelerated schedules, resulting in a myriad of project delivery systems. With limited in-house staff, these entities must rely on experienced construction managers to complete projects on time and within budget.

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

During fiscal 2004, projects in our Construction Management Division included:

•	Providing construction engineering and inspection services to the Departments of Transportation in Alabama, Arkansas, Colorado, Nevada, Texas, Florida, Georgia, North Carolina and Mississippi as well as to various municipalities such as Cobb County Water & Sewer Department, Georgia; Collier County, Florida; Commerce City, Colorado; Douglas County, Colorado; and Fulton County, Georgia .

•	Providing construction management services to Phoenix Valley Metro Rail, light rail transit project in Phoenix, Arizona.

•	Providing construction administration to the Clark County, Nevada, Department of Public Works, as well as the City of Oceanside, California, and the City of Dana Pointe, California.

•	Performing Structural Inspection Services for hurricane shelters for the State of Florida, Department of Community Affairs.

•	Performing Vertical Code Compliance for Miami-Dade Community College in Florida.

•	Providing comprehensive services, including cost estimating, scheduling and construction claims reviews, to the school boards of Miami-Dade County and Broward County, Florida; York County, SC; Cobb County DOT in Georgia and TTA (Texas Turnpike Authority – now included as a part of TxDot).

•	Providing construction-related services to BellSouth throughout Florida and Georgia, including quality assurance inspections, verification of contractors’ invoices, damage inspections and responding to natural disasters.

•	Providing construction inspection services nationally to the National Park Service and Federal Highway Administration’s Central and Western Lands Division.

•	Providing construction management for a twin high-rise vertical project in Miami, Florida.

Other Services

Among our four national business segments, we have a National Information Solutions Division to address the digital infrastructure needs of our clients. These services include: needs analysis, training, database design and development, desktop and web-based application development, system integration, and geographic information systems. Recent projects, which have allowed our information solutions to address client needs include:

•	Development of Illicit Discharge Elimination System Outfall Tracking System for Texas Department of Transportation Houston and Dallas Districts including development of comprehensive geodatabase for storage and analysis of all spatial and non-spatial data supporting this Environmental Protection Agency (EPA) program and development of automated mobile GIS applications for monitoring and management.

•	Development and deployment of Miami-Dade County Expressway Authority comprehensive asset management system. This web-based application serves to automate the functions of inventory management, life cycle analysis and maintenance budget forecasting

•	Implementation of Prolog program management system for Fulton County, Georgia including the development of a geospatial interface for this commercial off the shelf system. This interactive mapping environment serves to simplify data retrieval and improve user friendliness of the comprehensive Prolog system.

•	Providing technical oversight and IT strategic planning services for implementation of a Hummingbird document management system for Valley Center, California.

•	Designed, developed and deployed a web-based design review system for the Florida Department of Transportation. The Electronic Review Comments system serves to automate and document the design review process for improved operational efficiencies and overall program management.

•	Developed the Arc Hydro Enhanced Geodatabase for the South Florida Water Management District working to build on the Arc Hydro industry standard data model for satisfaction of such competing project needs as regional simulations, operations, and time series data management.

Clients

Through our four national business segments, we provide our services to a broad range of clients, including state, local and municipal agencies, the Federal government and private sector businesses. Our state and local government clients include approximately 22 state departments of transportation, water utilities, local power generators, waste water treatment agencies, environmental protection agencies, schools and colleges, law enforcement, judiciary, hospitals and healthcare providers. During fiscal year 2004, we provided services to Federal agencies, including the Army Corps of Engineers, EPA, Navy, Air Force, Coast Guard, United States Postal Service, FEMA, National Parks Service, and Department of Energy, and local entities. Our contracts with federal, state and local entities are subject to various methods of determining fees and costs. See “Contract Pricing and Terms of Engagement” for further discussion of our pricing arrangements with governmental clients.

Our private sector clients include retail and commercial, entertainment, railroad, petro-chemical, food, telecommunications, oil and gas, power, semi-conductor, transportation, technology, public utility, mining and forest products entities. The table below indicates the revenue generated, by client type, for each of the three years ended September 30, 2004, 2003 and 2002.

	2004		2003		2002
			(dollars in thousands)
Domestic
Local and state agencies	$322,181	71%	$277,462	71%	$237,165	69%
Federal agencies	33,551	8	31,600	8	26,494	8
Private businesses	95,421	21	80,094	21	80,562	23
International	—	0	—	0	240	0

Total	$451,153	100%	$389,156	100%	$344,461	100%

In fiscal 2004, we derived approximately 18% of our engineering fees from various districts and departments of the Florida Department of Transportation (“FDOT”) under numerous contracts. While we believe the loss of any individual contract would not have a material adverse effect on our results of operations and would not adversely impact our ability to continue work under our other contracts with the FDOT, the loss of all the FDOT contracts would have a material adverse effect on our results of operations by causing a material decrease in our revenues and profits.

International Business

During fiscal 2004 and 2003, we did not have any revenues from international operations. Prior to fiscal 2003, these revenues had been declining since we were not entering into new international contracts. We do not currently have any plans to expand or grow our international operations.

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

Cost-Plus Contracts. Under our cost-plus contracts, we charge clients negotiated rates based on our direct and indirect costs. Labor costs and sub-contractor services are the principal components of our direct costs. Federal Acquisition Regulations, which are applicable to all Federal government contracts and which are partially incorporated in many local and state agency contracts, limit the recovery of certain specified indirect costs or contracts subject to such regulations. In negotiating a cost-plus contract, we estimate all recoverable direct and indirect costs and then add a profit component, which is either a percentage of total recoverable costs or a fixed negotiated fee, to arrive at a total dollar estimate for the project. We receive payment based on the total actual number of labor hours expended. If the actual labor hours are fewer than estimated, the revenues from that project will be less than estimated. If the actual labor hours expended exceed the initial negotiated amount, we must obtain a contract modification to receive payment for such overage. For fiscal 2004 and 2003, approximately 22% and 18%, respectively, of our contracts were cost-plus contracts, primarily with state and local government agencies.

Cost-plus contracts covered by Federal Acquisition Regulations and certain state and local agencies require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs. There are no open or pending audits by federal or state authorities as of September 30, 2004. The result of our last audit for the year ended September 30, 2003 resulted in no adjustments. Our contracts with governmental entities, once executed, are not subject to renegotiation of profits at the election of the government, however, they are subject to continued funding. Our contracts generally provide that we receive our profit on a periodic basis through the course of the project. Therefore, if a governmental agency fails to fund for a successive year, our profit will have been proportionally received as recognized.

Time-and-Materials Contracts. Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on actual time expended. In addition, clients reimburse us for our actual out-of-pocket costs of materials and other direct incidental expenditures incurred in connection with performing the contract. Our profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs directly charged or allocated to contracts compared with negotiated billing rates. During fiscal 2004 and 2003, approximately 53% and 59%, respectively, of our contracts were time-and-materials contracts, primarily with federal, state and local agencies, as well as some private sector clients.

Fixed-Price Contracts. Under our fixed-price contracts, clients pay us an agreed sum negotiated in advance for the specified scope of work. Under fixed-price contracts, there are no payment adjustments if we over-estimate or under-estimate the number of labor hours required to complete the project, unless there is a change of scope in the work to be performed. Accordingly, our profit margin will increase to the extent the labor hours and other costs are below the contracted amounts. The profit margin will decrease and we may realize a loss on a project if the number of labor hours required or other costs exceed the estimate. During fiscal 2004 and 2003, approximately 25% and 23%, respectively, of our contracts were fixed-price contracts, primarily with private sector clients.

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

We believe that we will retain the ability to compete effectively with other firms that provide similar services by continuing to offer a broad range of high-quality consulting and environmental, transportation, and engineering and construction management services through our network of offices. Among other things, the wide range of expertise, which we possess, permits us to remain competitive in obtaining government contracts despite shifts in governmental spending emphasis. Our multi-disciplinary capabilities enable us to compete more effectively for clients whose projects require that the expertise of professionals in a number of different disciplines be utilized in the problem solving effort. We believe that our ability to offer our services over a large part of the United States is a positive factor in enabling us to attract and retain clients who have a need for our services in different parts of the country.

Backlog

Our backlog for services was estimated to be approximately $400.6 million and $331.8 million as of September 30, 2004 and 2003, respectively. We define backlog as contracted task orders less previously recognized revenue on such task orders. U.S. government agencies, and many state and local governmental agencies, operate under annual fiscal appropriations and fund various contracts only on an incremental basis. Our ability to realize revenues from our backlog depends on the availability of funding for various federal, state and local government agencies.

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

Regulation

Compliance with federal, state and local regulations, which have been enacted or adopted relating to the protection of the environment is not expected to have any material effect upon our capital expenditures, earnings and competitive position.

Personnel

As of September 30, 2004, we employed approximately 3,800 persons, of which approximately 19% were part time employees. Most of our employees are professional or technical personnel having specialized training and skills, including engineers, architects, analysts, scientists, management specialists, technical writers and skilled technicians. Although many of our personnel are highly specialized in certain areas and while there is a nationwide shortage of certain qualified technical personnel, we are not currently experiencing any material difficulty in obtaining the personnel we require to perform under our contracts. We believe that our future growth and success will depend, in large part, upon our continued ability to attract and retain highly qualified personnel. We believe our employee relations to be good.

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

We seek to protect PBSJ from potential liabilities by obtaining indemnification, where possible, from our public and private sector clients. However, even when we obtain such indemnification, it is generally not available if we fail to satisfy specified standards of care in performing our services or if the indemnifying person has insufficient assets to cover the liability. Therefore, we also seek to protect PBSJ by maintaining a full range of insurance coverage, including worker’s compensation, general and professional liability (including pollution liability) and property coverage. Our professional liability coverage is on a claims made basis (which means that the policy provides liability coverage for all claims made during the policy period, regardless of when the action occurred), while the rest of our insurance coverage is on an occurrence basis (which means that the policy provides liability coverage only for injury or damage arising from an action that occurs during the policy period, regardless of when the claim is actually made). Our professional liability insurance provides for annual coverage of up to $40.0 million with an annual deductible of $3.0 million. Based upon our previous experience with such claims and lawsuits, we believe our insurance coverage is adequate for all of our present operational activities, although such coverage may not prove to be adequate in all cases. A successful claim or claims in excess of our insurance coverage could have a material adverse effect on our financial position and results of operation.

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

ITEM 2. PROPERTIES

We own our executive offices located at 2001 N.W. 107th Avenue, Miami, Florida 33172, which consist of approximately 100,000 square feet of office space. We own our Orlando office located at 482 South Keller Road, Orlando, Florida 32810, which consists of approximately 90,000 square feet of office space. The Orlando office building is pledged as collateral under our mortgage note. We own two additional office buildings in Homestead, Florida and Hollywood, Florida through our wholly-owned subsidiary, Seminole Development Corporation. The Homestead property is currently being leased to a third party. The Hollywood office is used to provide professional services to clients.

We lease an additional 68 offices in 19 states in the United States and Puerto Rico, all of which are used for our four major business segments. Aggregate lease payments during fiscal year 2004 were approximately $11.8 million.

We believe that substantially all of our property and equipment are, in general, well maintained and in good operating condition. They are considered adequate for present needs, and as supplemented by planned construction, are expected to remain adequate for the near future.

We believe that we, or our subsidiaries, have clear title to the properties owned and used in our business, subject to liens for current taxes and easements, restrictions and other liens, which do not materially detract from the value of the properties or our interest in the properties or the use of those properties in our business.

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

We seek to protect PBSJ by maintaining a full range of insurance coverages, including workers’ compensation, commercial general liability (which includes property coverage), commercial automobile, and professional liability (which includes pollution coverage). Our professional liability coverage is on a claims made basis meaning the coverage applies to claims made during a policy year regardless of when the causative action took place. All other coverages are occurrence basis meaning that the policy in place when the injury or damage occurred is the policy that responds regardless of when the claim is made. Our professional liability limits per policy year are $40 million with a per claim deductible of $125,000 and an annual aggregate of $3 million. Based on our experience with claims and lawsuits we believe that the current levels of coverage are adequate for all of our present operational activities although there can be no assurances that such coverages will prove to be adequate in all cases. A successful catastrophic claim or aggregate of several large claims in amounts in excess of our insurance coverages in any policy year could have a material adverse effect on our financial position and results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established public trading market for our common stock.

As of November 30, 2004 there were no shares of common stock that were subject to outstanding warrants or options to purchase, or securities convertible into, our common stock, and no shares of our common stock could be sold pursuant to Rule 144 under the Securities Act. No shares of our common stock are being, or have been, publicly offered.

As of November 30, 2004, there were 7,907,367 shares of common stock outstanding and held of record by 1,417 shareholders.

The by-laws of the Company require that common stock held by shareholders who terminate employment with the Company be offered for sale at fair market value to the Company, which has right of first refusal. Should the Company decline to purchase the shares, the shares must next be offered to the Company’s profit sharing and employee stock ownership plans at fair market value, and then ultimately to full-time employees of the Company. The by-laws of the Company provide that the fair market value be determined by an appraisal. Other than agreements with certain retired Directors, as of September 30, 2004 and 2003, there is no outstanding common stock held by individuals no longer employed by the Company.

Dividends

Each share of our common stock is entitled to share equally in any dividends declared by our board of directors. Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not paid cash dividends on our common stock in the past and have no present intention of paying cash dividends on our common stock in the foreseeable future. All earnings are retained for investment in our business.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table discloses issuer’s purchases of equity securities for the year ended September 30, 2004:

Total Number Of Shares Repurchased By the Company	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of shares That May be Purchased Under the Plans or Programs
597,086	$22.50	N/A	N/A

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data as of and for the years ended September 30, 2004, 2003, 2002, 2001 and 2000. The financial data for each of the fiscal years has been derived from, and is qualified by reference to, our audited financial statements. You should read the information set forth below in conjunction with our consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	Year Ended September 30,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Operating Data:
Engineering fees	$451,153	$389,156	$344,461	$314,106	$262,525
Net earned revenue	354,926	306,479	266,326	236,216	196,830
Net income	18,253	17,191	13,408	12,535	10,490

Balance Sheet Data (at end of period):
Working capital	$49,274	$42,413	$37,648	$24,753	$18,752
Total assets	183,837	160,721	136,403	129,004	120,306
Long-term debt, less current portion	7,828	17,350	20,996	9,929	10,800
Total stockholders’ equity	86,775	69,463	58,747	58,704	49,198

Net income per share:
Basic	$2.52	$2.31	$1.66	$1.55	$1.33
Diluted	2.37	2.18	1.58	1.48	1.33

ITEM. 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the percentage of net earned revenue represented by the items in our consolidated statements of income for the years ended September 30:

	2004	2003	2002
Engineering fees	127.1%	127.0%	129.3%
Direct expenses	27.1	27.0	29.3

Net earned revenue	100.0	100.0	100.0

Costs and expenses:
Direct salaries	36.3	36.1	36.3
General and administrative expenses	54.4	55.3	56.3

Operating income	9.3	8.6	7.4
Interest expense	(0.2)	(0.3)	(0.4)
Other, net	0.3	0.5	0.2

Income before income taxes	9.4	8.8	7.2
Provision for income taxes	4.3	3.2	2.2

Net income	5.1%	5.6%	5.0%

A summary of operating results is as follows for each of the years ended September 30, (dollars in thousands):

	2004	2003	2002
Engineering fees	$451,153	$389,156	$344,461
Direct expenses	96,227	82,677	78,135

Net earned revenue	354,926	306,479	266,326

Direct salaries	128,641	110,657	96,668
Indirect salaries	46,783	41,571	37,162
General and administrative	146,367	128,011	112,874

Total costs and expenses	321,791	280,239	246,704

Operating income	33,135	26,240	19,622

Other income (expenses)	225	568	(469)
Provision for income taxes	15,107	9,617	5,745

Net income	$18,253	$17,191	$13,408

Overview

Business Overview

We provide services to both private and public sector clients, with the public sector comprising 79% of our revenues. Our business is divided in four segments, consisting of transportation, civil engineering, construction management and environmental. During fiscal 2004, the civil Engineering and construction management segments experienced significant growth. The growth in the civil engineering segment was fueled by large disaster response projects as a result of the hurricanes that hit Florida in August and September, in addition to wild fires in Southern California and growth in the segment’s homeland security program. The growth in the construction management segment was due primarily to several large projects with existing clients, including several state departments of transportation. All four segments of our business experienced increased volumes in backlog at September 30, 2004, as compared to September 30, 2003.

We earn revenue for time spent on projects, in addition to certain direct costs of our projects, such as blueprints and sub-contractor expenses. The fluctuation in direct costs, specifically sub-contractor costs, will influence the fluctuation of our net earned revenue. For instance, our environmental segment experienced a decrease in direct costs in fiscal 2004, as compared to 2003, as a result of a reduced need for a sub-consultant with a special skill for a project in California. As a result, environmental’s net earned revenue grew at a greater rate than its engineering fees, since more work was being performed by our in-house technical professionals. During fiscal 2004, there was an increase in the number of our employees who were primarily technical professionals, whose billable labor gets charged back to our clients, thereby increasing the amount of fees we earned. As chargeability of our technical professionals’ time increases, direct labor costs increase along with it, while indirect labor costs decrease, as more of the technical staff’s time worked is being charged back to our clients.

Business Environment

The need to modernize and upgrade the transportation infrastructure in the United States has been a source of continued business for us through the last ten years. Fueling the initial growth in this market was the Intermodal Surface Transportation Efficiency Act of 1991 (“ISTEA”). In 1998, ISTEA was reauthorized as the Transportation Equity Act for the 21st Century (“TEA-21”), earmarking $218 billion for highway and transit projects through 2003. Prior to the expiration of TEA-21 on September 30, 2003, the U.S. Congress and President Bush signed a five-month extension of the program. Since then, a series of additional extensions have been granted, the most recent of which occurred on September 30, 2004 and lasts through the end of May 2005. Since state agencies depend largely on federal transportation funding, the reauthorization of TEA-21 is critical to the continued improvements of transportation infrastructure.

The demand for our construction management services has also been fueled by the legislation and industry trends that are driving the growth in our Transportation and Environmental business segments, including ISTEA and TEA-21. These trends have created a large number of infrastructure projects throughout the United States, which are subject to increasingly complex governmental regulations. The market could level out or shrink slightly until a new Federal transportation funding bill is passed. The potential impact is currently minimal, but increases as time passes until the bill is passed. Projects/programs that depend on the Federal gas tax funding are being delayed, which may eventually lead to a temporary reduction in demand for the services we provide.

During fiscal 2004, the economy entered a period of slow recovery with improving private sector corporate profitability, while investment in residential housing development continued at high rates. Federal spending remained strong especially in the area of national defense, which increased opportunity and fortified our strategy for greater balance between the public and private sectors. The state and local government markets remained weak but the market for our specialized services in the area of risk and emergency management strengthened due in part to hurricanes and wild fires. Near term expectations are for the Federal Department of Defense and Homeland Security sectors to remain strong. As the economy expands its recovery, the private sector will strengthen. State and local government markets will remain weak but will improve as increased tax revenue from private sector recovery trickles into the government sector.

In recent years, significant environmental laws at the federal, state and local levels have been enacted in response to public concern over the health of the nation’s air, water, and natural resources. Those laws and their implementation through regulation affect numerous industrial and governmental actions and form a key market driver for the services of our Environmental business segment. Two federal environmental laws, The Safe Drinking Water Act of 1974 and the Clean Water Act of 1972, continue to drive this segment of our business. Pursuant to these laws, Congress has authorized significant monies to assist state and local governments. According to the EPA, as much as $23 billion a year will be needed for construction and upgrade of water and wastewater treatment facilities over the next 20 years.

Segment Results of Operations

Our businesses are reported as four segments, reflecting our management methodology and structure. The accounting policies of the segments are the same as those described in the footnotes to the accompanying consolidated financial statements. We evaluate performance based on operating income (loss) of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for fiscal 2004 as compared to fiscal 2003 and fiscal 2003 as compared to fiscal 2002.

	Year Ended September 30,
	2004	% of NER	2003	% of NER	2002	% of NER
Transportation
Engineering fees	$180,909	132.7%	$158,675	128.9%	$143,655	132.6%
Direct expenses	44,565	32.7	35,573	28.9	35,351	32.6
Net earned revenue (NER)	136,344	100.0	123,102	100.0	108,304	100.0
Direct salaries	49,605	36.4	45,085	36.6	39,044	36.1
Indirect salaries	18,966	13.9	15,543	12.6	13,783	12.7
General and administrative	56,548	41.5	49,635	40.3	43,867	40.5
Total costs and expenses	125,119	91.8	110,263	89.6	96,694	89.3
Operating income	11,225	8.2	12,840	10.4	11,610	10.7

Construction
Engineering fees	$77,967	132.6%	$58,583	134.7%	$44,567	133.9%
Direct expenses	19,158	32.6	15,077	34.7	11,285	33.9
Net earned revenue	58,809	100.0	43,506	100.0	33,282	100.0
Direct salaries	23,981	40.8	17,440	40.1	13,550	40.7
Indirect salaries	5,741	9.8	4,925	11.3	4,594	13.8
General and administrative	20,768	35.3	15,685	36.1	11,561	34.7
Total costs and expenses	50,490	85.9	38,050	87.5	29,705	89.3
Operating income	8,319	14.1	5,456	12.5	3,577	10.7

Civil Engineering
Engineering fees	$82,372	116.9%	$65,099	116.6%	$65,115	123.9%
Direct expenses	11,906	16.9	9,266	16.6	12,544	23.9
Net earned revenue	70,466	100.0	55,833	100.0	52,571	100.0
Direct salaries	25,284	35.9	20,211	36.2	19,282	36.7
Indirect salaries	8,584	12.2	8,203	14.7	8,571	16.3
General and administrative	30,399	43.1	25,861	46.3	26,112	49.7
Total costs and expenses	64,267	91.2	54,275	97.2	53,965	102.7
Operating income (loss)	6,199	8.8	1,558	2.8	(1,394)	(2.7)

Environmental
Engineering fees	$109,905	123.1%	$106,799	127.1%	$91,124	126.3%
Direct expenses	20,598	23.1	22,761	27.1	18,955	26.3
Net earned revenue	89,307	100.0	84,038	100.0	72,169	100.0
Direct salaries	29,771	33.3	27,921	33.2	24,792	34.4
Indirect salaries	13,493	15.1	12,874	15.3	10,214	14.2
General and administrative	38,651	43.3	36,856	43.9	31,334	43.4
Total costs and expenses	81,915	91.7	77,651	92.4	66,340	91.9
Operating income	7,392	8.3	6,386	7.6	5,829	8.1

2004 compared to 2003

Engineering fees for the year ended September 30, 2004, were $451 million compared to $389 million in 2003, representing a 15.9% increase. The majority of the increase was in the transportation, civil engineering and construction management segments. In the transportation segment, engineering fees increased 14.0% to $181 million from $159 million due to higher volumes from new and existing projects with several state departments of transportation and aviation projects around the country. Growth was greatest in Texas, Arizona, Nevada, Colorado and California. The growth in Texas was due to increased funding as a result of the passage of the HB 3588 bill by the Texas legislature. In addition, more money is being generated through bonding and new tax initiatives. The transportation segment’s growth in the western states was due to increased marketing efforts and the WKA acquisition. Our aviation programs grew due to natural escalation of salaries, as well as, new military clients. Engineering fees from civil engineering services increased 26.5% to $82 million from $65 million. Civil engineering’s increases are due primarily to large disaster response projects related to the 2004 hurricanes in Florida and wild fires in Southern California and growth in our homeland security program. Engineering fees from our construction management segment increased to $78 million from $59 million, an increase of 33.1%. The increase in our construction management fees relates primarily to several large projects with existing clients including several state departments of transportation. The biggest growth arose out of an acceleration of Texas

Turnpike Authority (“TTA”) projects and projects with Arkansas Department of Transportation (“DOT”). TTA work required the addition of more than 100 full time technical employees. The program to manage $800 million in turnpike construction management was won by us in 2001, but plans had to be developed before our work could begin. Due to extraordinary efforts by our Right of Way and Utility teams, the projects began six months early, resulting in the construction management staff growth over previous years. At the same time, our construction management segment was at its staffing peak on a project with the Arkansas DOT. This project was also won in 2001, but did not achieve full staffing until 2002, and is nearing its end in 2004. The later stages of construction management work typically require a full technical staff, plus temporary technical help, as well as a significant amount of overtime. This resulted in a continued growth in the year over year revenues for this segment’s operations in Arizona. This project is essentially complete and will demobilize in 2005. Lastly, our construction management segment benefited from the disaster response projects that resulted from the hurricanes that hit Florida in 2004. Engineering fees have remained stable in our environmental services market with revenue increasing 2.9% to $110 million from $107 million. The minimal growth is primarily related to the FEMA project, which began to wind down in early fiscal 2004. In addition, more time was spent during fiscal 2004 on business development for future projects.

Net earned revenue was $355 million during the year ended September 30, 2004 as compared to $306 million for the same period in 2003, representing an increase of 15.8%. This increase was directly related to the increase in engineering fees. In addition, the change in our net earned revenue is affected by the fluctuation in our direct expenses. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, travel and sub-consultant expenses. Direct expenses for our transportation segment increased as a percentage of net earned revenue to 32.7% from 28.9%. The increase primarily resulted from increased use of sub consultants due to contract requirements. In our construction management segment, direct expenses as a percentage of net earned revenue decreased slightly to 32.6% from 34.7% due to decreased use of sub-consultants on several projects and changes in our reimbursement structure for a large project. Our environmental services segment also showed a decrease in direct expenses as a percentage of net earned revenue to 23.1% from 27.1%. The decrease was due primarily to a return to normal direct expense spending in fiscal 2004, as compared to 2003. In 2003, direct expenses were larger than normal due to a video inspection sub-consultant that we utilized to assist us with the beginning stages of a job in California. Since then, the volume of video work has decreased, thereby reducing direct our expenses in this segment. Direct expenses for civil engineering services as a percentage of net earned revenue remained constant compared to the prior year.

Operating income was $33.1 million for the year ended September 30, 2004 as compared to $26.2 million for the same period in 2003, representing an increase of 26.3%. Operating income, as a percentage of net earned revenue, increased slightly to 9.3% in fiscal 2004 from 8.6% in fiscal 2003. All the segments except transportation experienced an increase in operating income compared to the prior year and increases in operating income as a percentage of net earned revenue. These were driven by improvements in revenue and chargeability, due largely to the large disaster response projects and significant increases in work volume with DOTs as a result of increased funding sources available to the states. In addition, all three segments had a reduction in costs and expenses, as a percentage of net earned revenue, as a result of the improvements in chargeability, which allowed for less growth in the indirect labor costs. As explained previously, as chargeability improves or increases, we are able to bill more of our labor costs to clients, called direct labor, thereby improving our profit margin. These increases were partially offset by decreases in operating income as a percentage of net earned revenue experienced by transportation due to decreased chargeability and increases in other costs and expenses, primarily indirect labor, as a percentage of net earned revenue.

Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries were $129 million for the year ended September 30, 2004, as compared to $111 million for the same period in 2003, representing an increase of 16.3%. This increase is directly related to the increase in engineering fees and chargeability. As a percentage of net earned revenue, direct salaries increased slightly, to

36.2% in 2004 from 36.1% in 2003. Direct salaries in the construction management segment increased 37.5%, and as a percentage of revenue, increased to 40.8% from 40.1%. This increase is due to significant growth in Texas and Arkansas as a result of new projects with existing clients, such as TTA and Arkansas DOT. The increase as a percentage of revenue in the construction management segment was offset by slight decreases in civil engineering and transportation due to additional professionals being hired during the year to enable further growth in the segments in the future and a focus on marketing. For our environmental services segment, direct salaries, as a percentage of net earned revenue, increased slightly to 33.3% in 2004 from 33.2% in 2003.

The other component of costs and expenses is general and administrative expenses, which consists of indirect labor and other overhead costs incurred in operations. Indirect labor increased 12.6%, to $46.8 million during the year ended September 31, 2004 from $41.6 million for the same period in fiscal 2003. As a result of higher chargeability in fiscal 2004, indirect labor as a percentage of net earned revenue was 13.2% for the year ended September 30, 2004 as compared to 13.6% for the same period in 2003. Transportation experienced an increase in indirect labor as a percentage of net earned revenue as a result of the decrease in chargeability due to the focus on marketing and an increase use of sub-consultants on certain projects. Construction, civil engineering and environmental experienced a decrease in indirect labor as a percentage of net earned revenue as a result of improved chargeability from new projects including the hurricane relief efforts. As chargeability increases, and as more of the technical staff’s time worked is being charged back to clients, direct labor increases and indirect labor decreases.

Other overhead costs increased 14.3%, to $146.4 million for the year ended September 30, 2004 from $128 million during the year ended September 30, 2003. The majority of the increase is related to the growth in engineering fees, as explained above. For the year ended September 30, 2004, other overhead costs, as a percentage of net earned revenue, was 41.1% compared to 41.8% in 2003. This improvement is primarily related to slower growth in overhead costs within our civil engineering segment, as compared to the growth in the net earned revenue within this segment. The slower growth in overhead costs is because the disaster response projects require the use of several hundred part time temporary technical professionals who do not receive fringe benefits, such as health benefits and paid time off. Our transportation segment experienced an increase in overhead costs as a percentage of net earned revenue due to increased benefits costs and higher than normal increases in employee relocation expenses and travel costs. Health benefits in the transportation segment increased $1.0 million or 23% to $5.4 million in 2004 from $4.4 million in 2003. Relocation expenses in the transportation segment increased $474,000 or 151% to $0.8 million in 2004 from $0.3 million in 2003. In the transportation segment, and the other segments as well, we have relocated several key employees to offices experiencing growth in an effort to provide leadership for the office during the time of growth. Other overhead costs as a percentage of net earned revenue remained stable compared to the prior year for our construction management and environmental segments.

2003 compared to 2002

Engineering fees for the year ended September 30, 2003, were $389 million compared to $344 million in 2002, presenting a 13.0% increase. The majority of the increase was in our transportation, environmental and construction management segments. In our transportation segment, engineering fees increased 10.5% due to higher volumes from continued strength in the transportation services market and engineering fees from new projects. Legislation over the last few years has increased federal funding for transportation and aviation projects to expand existing infrastructures. Some of the projects contributing to transportation’s increase involve a runway extension project at George Bush International Airport in Houston, Texas, toll road development projects for Florida’s Turnpike enterprise, Texas Turnpike Authority, the Orlando Orange County Expressway Authority and the Miami-Dade Expressway Authority. Engineering fees from our environmental segment increased 17.2% due to engineering fees from new projects and from the acquisition of Welker. Two of the larger new projects were with the City of San Diego and The Army Corps of Engineers. The City of San Diego retained us to conduct a series of condition assessment investigations for their sewer system, with the express purpose of reducing overflows and beach closures in San Diego County. The Army Corps of Engineers project is for the Comprehensive Everglades Restoration Project in South Florida, where we provide program management support activities with a joint venture partner. This project is budgeted for up to $6 million a year for a three year period. Engineering fees from our construction management segment increased 31.5%, partially fueled by the legislation and industry trends, such as ISTEA and TEA-21, thereby supporting significant projects with departments of transportation in Florida, Arkansas, Colorado, Nevada and Texas. Another contributing factor to construction’s increase is fees from new projects related to emergency response efforts involving ice storm clean up in the Eastern United States. Engineering fees have remained stable in our civil engineering services segment. Although engineering fees remained consistent from 2002 to 2003, increases in chargeability and reduction in costs allowed our civil engineering services segment to improve its earnings in 2003. Another factor that helped us recover from a sluggish economy was the acquisition of DTI, a firm specializing in risk and emergency management services for public sector clients.

Net earned revenue was $306 million during the year ended September 30, 2003 as compared to $266 million for the same period in 2002, representing an increase of 15.1%. This increase is directly related to the increase in our engineering fees. In addition, the change in our net earned revenue is affected by the fluctuation in our direct expenses. Our direct expenses decreased slightly as a percentage of revenue to 27.0% in 2003 from 29.3% in 2002. This decrease was driven by our transportation and civil engineering segments, offset by increases in direct expenses as a percentage of revenue in our construction management and civil engineering segments. Direct expenses for our transportation segment decreased as a percentage of net earned revenue to 28.9% from 32.6%. The decrease primarily resulted from decreased use of sub-consultants as a result of additional hiring and reduced employee turnover. For our civil engineering segment, direct expenses as a percentage of revenue decreased significantly to 16.6% from 23.9% due to a decreased use of sub-consultants as a result of the slowdown in the economy and the increase in chargeability internally. In our construction management segment, direct expenses as a percentage of net earned revenue increased slightly to 34.7% from 33.9% due to an increased use of sub-consultants. Our environmental services segment also showed an increase in direct expenses as a percentage of net earned revenue to 27.1% from 26.3%. The increase was due primarily the hiring of a video inspection sub-consultant to assist us with a large project in California, combined with increased use of sub-consultants in other states to accommodate our internal growth in engineering fees and a return to normal direct expense spending in fiscal 2004, as compared to 2003.

Our operating income was $26.2 million for the year ended September 30, 2003 as compared to $19.6 million in 2002, representing an increase of 33.7%. Operating income, as a percentage of net earned revenue, increased to 8.6% in 2003 from 7.4% in 2002. All four of our segments experienced an increase in operating income compared to the prior year. Construction and civil engineering both had increases in operating income as a percentage of net earned revenue which were driven by improved chargeability and a decrease in costs and expenses as a percentage of net earned revenue. As chargeability increases, we are able to bill out more of our costs to clients, thereby improving our profit margin. These increases were partially offset by slight decreases in operating income as a percentage of net earned revenue experienced by our transportation and environmental services segments due to increases in other costs and expenses as a percentage of net earned revenue.

Costs and expenses consist of direct salaries that are chargeable to our clients and general and administrative expenses. Direct salaries were $111 million for the year ended September 30, 2003, as compared to $96.7 million for the same period in 2002, representing an increase of 14.5%. This increase is directly related to the increase in our engineering fees for the year and the increase in our chargeability. As a percentage of net earned revenue, direct salaries decreased slightly to 36.1% from 36.3%. Direct salaries in our construction management segment as a percentage of revenue, decreased to 40.1% from 40.7%. This decrease is due to the increased use of sub-consultants. In our environmental segment, direct salaries as a percentage of revenue decreased to 33.2% in 2003 from 34.4% in 2002 due to decreased chargeability. Our civil engineering segment also showed a slight decrease in direct salaries as a percentage of net earned revenue, to 36.2% in 2003 from 36.7% in 2002. The decreases as a percentage of revenue in our construction, environmental and civil engineering segments were offset by a slight increase in our transportation segment due to decreased use of sub-consultants, increased chargeability and reduced employee turnover.

The other component of costs and expenses is our general and administrative expenses, which consists of indirect labor and other overhead costs incurred in operations. Indirect labor increased 11.9%, to $41.6 million during the year ended September 30, 2003 to $37.2 million for the same period in 2002. Indirect labor as a percentage of net earned revenue decreased to 13.6% in 2003 from 14.0% in 2002. All of our segments except for environmental experienced a decrease in indirect labor as a percentage of net earned revenue due to our increased chargeability. As our chargeability increases, our direct labor increases and our indirect labor decreases, as more of our technical staff’s time worked is charged back to our clients. Our environmental segment showed a decrease in indirect labor as a percentage or net earned revenue due to a decrease in its chargeability.

Other overhead costs increased 13.4%, to $128 million for the year ended September 30, 2003 from $113 million during the year ended September 30, 2002. The increase is primarily related to the growth in engineering fees. As a percentage of net earned revenue, other overhead costs decreased slightly to 41.8% from 42.4%. Our civil engineering segment experienced a decrease in other overhead costs as a percentage of revenue to 46.3% in 2003 from 49.7% in 2002 due to cut-backs made in our direct labor personnel which allowed for additional savings in fringe benefit costs. Transportation also experienced a slight decrease in other overhead costs as a percentage of net earned revenue to 40.3% in 2003 from 40.5% in 2002. The decreases in our civil engineering and transportation segments were partially offset by increases in other overhead costs as a percentage of revenue for our environmental and construction management segments. Environmental increased to 43.9% from 43.4% and construction management increased to 36.1% from 34.7%. The increases in both segments were due primarily to increased insurance costs.

Consolidated Results

Net Income:

Net income was $18.3 million, $17.2 million and $13.4 million for fiscal years 2004, 2003 and 2002, respectively. The percentage of net income to net earned revenue was 5.1%, 5.6% and 5.0% for fiscal years 2004, 2003 and 2002. The 6.2% increase in net income in fiscal 2004, as compared to 2003, was a result of increased chargeability and improved cost control, offset by an increased effective tax rate in fiscal 2004 as compared to 2003. The effective tax rate was 45.3% in fiscal 2004, as compared to 35.9% in fiscal 2003 as a result of an increase of $1.6 million in the valuation allowance for the deferred tax assets related to research and development tax credit carry-forwards and a tax contingency accrual in connection with the credits previously deducted on our tax returns. As a result of improved cost control and improved profitability, indirect labor and general and administrative expenses increased at a smaller percentage than net earned revenue. In addition, as a percentage of net earned revenue, general and administrative costs decreased from 55.3% in 2003 to 54.4% in fiscal 2004. As mentioned previously, the disaster recovery projects within our civil engineering segment, which involved several hundred part time temporary technical professionals incurring direct labor costs that were charged back to our clients, but who did not receive fringe benefits such as health insurance and paid time off. The increases in our general and administrative costs were due to annual increases in pay rates for our employees, a charge of $2.5 million for a legal contingency and increases in accrual of insurance expenses related to our medical plan. In addition, our employment turnover rate has been decreasing, allowing for additional general and administrative cost savings.

Income Taxes:

The income tax provision was $15.1 million and $9.6 million, or an effective tax rate of 45.3% and 35.9%, for the years ended September 30, 2004 and 2003, respectively. The increase in the effective tax rate in fiscal 2004 was due to the increase in the valuation allowance for the deferred tax asset related to research and development tax credit carry-forwards and the accrual in connection with the credits previously deducted on our tax returns. These research and development tax credit carry-forwards, which expire beginning 2017 through 2022, were approximately $4.6 million and $7.1 million as of September 30, 2004 and September 30, 2003, respectively.

For the past several years, we have generated research and development tax credits related to certain qualifying costs. The qualifying costs relate primarily to our project costs which involved technical uncertainty. These research and development costs were incurred in the course of providing services under generally long-term client projects, thereby creating costs associated with recognizable revenue under the projects. Because we have been unable to utilize the entire amount of research and development tax credits generated each year, the balance sheet reflects a deferred tax asset of $4.7 million and $7.2 million at September 30, 2004 and September 30, 2003, respectively, for the unused credit carryforwards. In addition, because of the uncertainty of our ability to utilize these credits in the future, a valuation allowance of $4.2 million and $2.6 million at September 30, 2004 and 2003, respectively, was provided for against this deferred tax asset.

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required to determine our effective tax rate and to evaluate our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit or current developments in tax law. For that matter, with respect to certain credits for increasing research activities that have been utilized to reduce our income taxes payable reported on previous tax returns open for examination, we have recorded an accrual of approximately $4.6 million as of September 30, 2004.

A number of years may elapse before a particular matter, for which we have established an accrual, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. We are unaware of any current audit by the Internal Revenue Service or any other jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require use of our cash. Favorable resolution would be recognized as a reduction to our effective tax rate in the year of resolution. Our tax accruals are presented in the consolidated balance sheet within accounts payable and accrued expenses.

Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash provided by operating activities totaled $29.2 million for fiscal 2004 as compared to $24.4 million for 2003. The primary sources of net cash provided by operating activities was from income generated from projects. Cash flows from income were partially offset by increases in accounts receivable and unbilled fees, accounts payable and other liabilities. The increases in unbilled fees and accounts receivable are attributable primarily to the increase in revenue during September 2004 compared to September 2003 due to the hurricane debris removal projects. Fluctuations in accounts payable are related to direct expenses, where the timing of payment to subcontractors is directly related to the collection of related receivables. Additionally, increases in accounts payable and other liabilities contributed to an increase in cash provided by operating activities.

In fiscal year 2003, net cash provided by operating activities totaled $24.4 million as compared to $15.0 million in 2002. The increase was primarily a result of the increase in accounts payable, and net income, as well as an increase in the deferred tax provision, offset by the increase in unbilled fees and accounts receivable. Fluctuations in accounts payable are related to direct expenses, where the timing of payment to sub-contractors is directly related to the collection of related receivables.

Approximately 90% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contract. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. During fiscal 2004, unbilled fees increased 22% from $43.8 million at September 30, 2003 to $53.2 million at September 30, 2004. The increase in unbilled fees during fiscal 2004 is related to the increase in engineering fees in September 2004 as compared to September 2003 due to several large debris removal projects related to the Florida hurricanes. During 2003, unbilled fees and billings in excess of cost increased by $4.4 million. The increase in 2003 resulted from the increase in engineering fees and new electronic billing procedures implemented by FDOT on new contracts, which temporarily delayed some of our FDOT billings by one to two months. The number of days outstanding for unbilled fees was 41 days, 37 days and 32 days at September 30, 2004, 2003 and 2002, respectively. By comparison, according to PSMJ Resources, Inc., the average days outstanding for unbilled fees for design firms of comparable size was 27.8 days in fiscal 2004 and 27.9 days in 2003.

Accounts receivable increased 23%, from $52.5 million at September 30, 2003 to $64.5 million at September 30, 2004, primarily due to the growth in engineering fees. The allowance for doubtful accounts remained constant at $1.1 million at September 30, 2003 and September 30, 2004. The allowance for doubtful accounts decreased during 2003, from $1.4 million at September 30, 2002 to $1.1 million at September 30, 2003. The decrease in the allowance during 2003 was due to improved collections of our accounts receivable. The number of days sales outstanding for accounts receivable was approximately 47 days, 46 days and 49 days at September 30, 2004, 2003 and 2002, respectively. By comparison, according to PSMJ Resources, Inc. the average days sales in accounts receivable for design firms of comparable size was 68.7 days in fiscal 2004 and 75.1 days in 2003.

Cash Flows from Investing Activities

Net cash used in investing activities was $15.4 million, $12.7 million and $5.8 million in fiscal years 2004, 2003 and 2002, respectively. Investing activity typically consists of fixed asset purchases, such as survey equipment, computer equipment, furniture and leasehold improvements. However during fiscal 2004 and fiscal 2003 approximately $5.4 million and $5.5 million, respectively, was used in acquisitions and an earnout payment on a previous acquisition.

In fiscal 2004, we completed two acquisitions. On June 1, 2004 we acquired 100% of the stock of TriLine Associates, Inc. for $3.7 million in cash. On July 1, 2004 we acquired 100% of the stock of W. Koo and Associates for $413,000 in cash and 71,429 shares of our common stock, for a total purchase price of $2.3 million. Additionally in fiscal 2004, we paid an earn-out payment related to the Welker acquisition in the amount of $1.2 million.

In fiscal 2003, we also completed two acquisitions. On December 1, 2002, we acquired 100% of the stock of Durham Technologies, Inc. for $1.5 million, net of cash acquired. On March 19, 2003, we acquired 100% of the stock of Welker & Associates, Inc. for $4.0 million in cash and $400,000 in restricted stock, totaling a purchase price of $4.4 million.

Cash Flows from Financing Activities

Net cash used in financing activities for fiscal year 2004 was $14.3 million, as compared to $11.4 million for fiscal year 2003. The change in net cash used is primarily attributable to the increase in net payments under our line of credit offset by a decrease in the net purchases of common stock. Net cash used in financing activities for fiscal year 2003 was $11.4 million, as compared to net cash used in financing activities of $6.2 million in fiscal year 2002. The increase in net cash used is primarily attributable to the decrease in net borrowings under our line of credit and the decrease in principal payments under notes payable, offset by the decreased net amount of common stock repurchased.

Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not previously paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock in the foreseeable future. All earnings are retained for investment in our business.

Capital Resources

As of September 30, 2004, we had a $58 million revolving line of credit agreement, inclusive of $3 million in letters of credit, with a bank. On May 6, 2003, this agreement was amended to increase the maximum aggregate principal amount from $37 million to $55 million. All other terms of the agreement remain the same. The revolving line of credit expires June 30, 2005. Pending the lender’s consent, we plan on amending our line of credit agreement to extend the expiration date to October 1, 2007, for the same amount. Although our most significant source of cash is historically from operations, in the event that cash flows from operations are insufficient to cover our working capital needs, we would access our revolving line of credit facility. Future cash sources are anticipated to fund operations, general corporate purposes and small acquisitions. Based upon our cash flow from operations and our revolving line of credit discussed above, we believe that we have access to adequate financial resources to fund our contractual obligations and fund our operations in 2005 and beyond, including working capital requirements, capital expenditures and potential future acquisitions.

The interest rate (2.34% and 1.62% at September 30, 2004 and September 30, 2003, respectively) on the revolving line of credit ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt average ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 and 3.0. As of September 30, 2004, the fair value of the debt is consistent with the outstanding principal balance. The line of credit requires us to, among other things, maintain minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt (all as defined in the agreement). The line of credit is collateralized by substantially all of our assets. We were in compliance with all debt covenants at September 30, 2004.

As of September 30, 2004, we had no outstanding balance under the line of credit. By comparison, on September 30, 2003, we had $9.2 million outstanding under the line of credit, which accrued interest at an effective rate of 1.62%. We used cash flow from operating activities to repay amounts outstanding under our line of credit.

On March 19, 2001, we entered into a mortgage note of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the note is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the note on March 16, 2011. The effective interest rate on the mortgage note was 2.49% and 1.77% for the fiscal years ended September 30, 2004 and 2003, respectively. The mortgage note is collateralized by our office building located in Orlando, Florida. We use an interest rate swap to manage risks associated with interest rate fluctuations on its long term debt. The interest rate swap converts the floating interest rate on the note payable to a fixed rate of 6.28%.

Our capital expenditures are generally for purchases of property and equipment. We spent $9.6 million, $7.6 million and $6.3 million on such expenditures in fiscal years 2004, 2003 and 2002, respectively. The capital expenditures in fiscal year 2004 and 2003 consisted of equipment, furniture and leasehold improvement purchases, while the capital expenditures in fiscal year 2002 were a result of these expenditures plus construction costs for the Orlando office building.

We believe that our existing financial resources, together with our cash flow from operations and availability under our line of credit, will provide sufficient capital to fund our operations for fiscal year 2005 and beyond.

Inflation

The rate of inflation has not had a material impact on our operations. Moreover, if inflation remains at its recent levels, it is not expected to have a material impact on our operations for the foreseeable future.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements other than operating leases for most of its office facilities and certain equipment. Minimum operating lease obligations payable in future years are presented below in Contractual Obligations.

Recent Accounting Pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The company has evaluated the impact of the adoption of EITF 03-1 and does not believe that impact will be significant to the Company’s overall results of operations, financial position or cash flows.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), which replaced FIN 46. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. The Company is required to adopt FIN 46R immediately for entities created after December 31, 2003 and at the beginning of Fiscal 2006 for all other entities. Although the Company has not completed its initial evaluation of FIN 46R, the adoption is not expected to have a material impact on the Company’s results of operations, financial condition or cash flows.

In December 2003, the Securities and Exchange Commission staff (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which supercedes Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements and to reflect the accounting guidance issued in Emerging Issues Task Force 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (the “FAQ”) issued with SAB 101. Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not have an effect on our revenue recognition policy or revenues recorded.

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 00-21, “Multiple-Deliverable Revenue Arrangements”. EITF No. 00-21 addresses how to account for revenue arrangements with multiple deliverables and provides guidance relating to when such arrangements should be divided into components for revenue recognition purposes. The consensus is effective for revenue agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. We adopted the provisions of EITF No. 00-21 in the quarter ended September 30, 2003, and the effect of adoption was immaterial.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the following discussion addresses our most critical accounting policies. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain.

Revenue Recognition

We earn our revenues for the various types of services we provide through cost-plus, time-and-materials, fixed price contracts, and contracts, which combine any of these methods. In the course of providing its services, the Company routinely incurs direct expenses such as sub-contracts for services. In addition, the Company also includes pass-through costs on cost-plus contracts, which are customer-reimbursable materials, equipment and sub-contractor costs when the Company determines that it is responsible for engineering specification, procurement and management of such cost components on behalf of the customer. These direct expenses are principally passed through to the Company’s clients with minimal or no mark-up and are included in the Company’s gross revenues. Accordingly, the Company also reports net earned revenue, which is gross revenue less direct expenses. For cost-plus and time and material contracts, the Company reports fees earned based on actual labor multiplied by contractual rates or multipliers. For fixed-price contracts, the Company reports fees earned on the percentage of completion basis where progress toward completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contract. In making such estimates, judgements are required to evaluate potential variances in schedule, cost of materials and labor, productivity, contract disputes, or achievement of contract performance standards. Anticipated losses, if any, are recognized for fixed priced contracts in total in the period in which they become determinable.

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

Income Taxes

In determining net income for financial statement purposes, we must make estimates and judgments in the calculation of tax assets and liabilities and in the determination of the recoverability of deferred tax assets. Tax assets and liabilities arise from temporary differences between the tax return and the financial statement recognition of revenues and expenses.

For the past several years, the Company has generated research and development tax credits related to certain qualifying costs. The qualifying costs relate primarily to the Company’s project costs which involved technical uncertainty. These research and development costs were incurred by the Company in the course of providing services under generally long-term client projects, thereby creating costs associated with recognizable revenue under the project. Because the Company has been unable to utilize the entire amount of research and development tax credits it has generated each year, the balance sheet reflects a deferred tax asset of $4.7 million and $7.2 million at September 30, 2004 and 2003, respectively, for the unused credit carryforward. In addition, because of the uncertainty associated to the ability of the Company to utilize these credits in the future, a valuation allowance of $4.2 million and $2.6 million at September 30, 2004 and 2003, respectively, has been provided for against this deferred tax asset.

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit or current developments in tax law. For that matter, with respect to certain credits for increasing research activities that have been utilized to reduce our income taxes payable reported on tax returns open for examination, we have recorded a reserve of approximately $4.6 million as of September 30, 2004.

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

Contractual Obligations

A summary of the Company’s contractual obligations as of September 30, 2004 is as follows:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$8,117,545	$289,757	$636,913	$721,912	$6,468,963
Operating lease obligations	59,851,331	17,870,682	28,181,523	13,139,521	659,605
Deferred compensation	8,296,000	552,080	1,065,184	1,352,298	5,326,438
Other liabilities	6,546,243	752,691	5,793,552	—	—

Total	$82,811,119	$19,465,210	$35,677,172	$15,213,731	$12,455,006

The Company is obligated under various non-cancelable leases for office facilities, furniture and equipment. Certain leases contain renewal options, escalation clauses and certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties.

The Company had no outstanding purchase obligations at September 30, 2004.

Quantitative and Qualitative Disclosures

about Market Risk

We believe that our exposure to market risks is minimal. We do not hold market-risk sensitive instruments for trading purposes. We entered into one derivative financial instrument, a swap agreement, to hedge cash flows related to the LIBOR interest rate risk. Both at inception of the hedge and on an ongoing basis, we believe there is no ineffectiveness in the hedging relationship of interest rate risk involving interest-bearing debt and the interest-rate swap. Based on a hypothetical 1% point increase in the period ending market interest rate as of September 30, 2004, the change in the fair value of this liability would be approximately $200,000. We believe this instrument will be highly effective in the hedging of cash flows. We hold no other financial instruments or derivative commodity instruments to hedge any market risk, nor do we currently plan to employ them in the near future.

The interest rate (2.34% and 1.62% at September 30, 2004 and September 30, 2003, respectively) on our revolving line of credit and term loan ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The Company mitigates interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit or term loan. As of September 30, 2004, the fair value of the debt is consistent with the outstanding principal balance.

The interest rates under our revolving line of credit and term loan are variable. To the extent that we have borrowings outstanding, there may be market risk relating to the amount of such borrowings, however, our exposure is minimal due to the short-term nature of these borrowings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

The PBSJ Corporation:

We have audited the accompanying consolidated balance sheet of The PBSJ Corporation and subsidiaries (the “Company”) as of September 30, 2004, and the related consolidated statements of operations, of stockholders’ equity and comprehensive income, and of cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The PBSJ Corporation and subsidiaries as of September 30, 2004, and the results of their operations and their cash flows for the year ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

December 22, 2004

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and

Stockholders of The PBSJ Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of The PBSJ Corporation and its subsidiaries at September 30, 2003 and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, pursuant to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company changed its method of accounting for goodwill.

/s/ PricewaterhouseCoopers LLP

Miami, Florida

December 12, 2003

THE PBSJ CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Years Ended September 30,
	2004	2003
Assets

Current Assets:
Cash and cash equivalents	$2,796	$3,290
Marketable securities	573	550
Accounts receivable, net	64,533	52,510
Unbilled fees	53,249	43,760
Other current assets	2,515	4,316

Total current assets	123,666	104,426

Property and equipment, net	33,202	31,599
Cash surrender value of life insurance	8,372	7,357
Deferred income taxes	799	5,701
Goodwill	14,878	9,452
Other assets	2,920	2,186

Total assets	$183,837	$160,721

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$40,338	$33,060
Current portion of long-term debt	290	820
Accrued vacation	8,614	7,598
Billings in excess of cost	2,215	3,844
Deferred income taxes	22,935	16,691

Total current liabilities	74,392	62,013

Long-term debt, less current portion	7,828	17,350
Deferred compensation	8,296	6,544
Other liabilities	6,546	5,351

Total liabilities	97,062	91,258

Stockholders’ Equity:
Common stock, par value $0.00067, 15,000,000 shares authorized, 7,913,679 and 7,969,780 shares issued and outstanding at September 30, 2004 and 2003, respectively.	5	5
Retained earnings	88,950	71,792
Accumulated other comprehensive loss	(19)	(314)
Unearned restricted stock	(2,161)	(2,020)

Total stockholders’ equity	86,775	69,463

Total liabilities and stockholders’ equity	$183,837	$160,721

The accompanying notes are an integral part of these consolidated financial statements.

THE PBSJ CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended September 30,
	2004	2003	2002
Earned revenue:
Engineering fees	$451,153	$389,156	$344,461
Direct expenses	96,227	82,677	78,135

Net earned revenue	354,926	306,479	266,326

Costs and expenses:
Direct salaries	128,641	110,657	96,668
General and administrative expenses	193,150	169,582	150,036

Total costs and expenses	321,791	280,239	246,704

Operating income	33,135	26,240	19,622

Other income (expenses):
Interest expense	(830)	(993)	(1,109)
Other, net	1,055	1,561	640

Total other income (expenses)	225	568	(469)

Income before income taxes	33,360	26,808	19,153

Provision for income taxes	15,107	9,617	5,745

Net income	$18,253	$17,191	$13,408

Net income per share:

Basic	$2.52	$2.31	$1.66

Diluted	$2.37	$2.18	$1.58

Weighted average shares outstanding:

Basic	7,248,716	7,452,182	8,072,297

Diluted	7,691,660	7,886,003	8,472,929

The accompanying notes are an integral part of these consolidated financial statements.

THE PBSJ CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Restricted Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2001	9,265,721	$6	$—	$60,635	$(283)	$(1,654)	$58,704

Comprehensive income:
Net income				13,408			13,408
Unrealized gain on investments					11		11
Unrealized loss on derivative (net of tax benefit of $117)					(229)		(229)

Total comprehensive income							13,190

Sale of stock	295,596		4,197				4,197
Shares purchased and retired	(1,250,697)		(4,693)	(13,062)			(17,755)
Issuance of restricted stock net of amortization and cancellations	35,904		496			(85)	411

Balance at September 30, 2002	8,346,524	$6	$—	$60,981	$(501)	$(1,739)	$58,747

Comprehensive income:
Net income				17,191			17,191
Unrealized gain on investments					118		118
Unrealized gain on derivative (net of tax of $31)					69		69

Total comprehensive income							17,378

Sale of stock and stock issued in acquisition	277,782	(1)	4,964				4,963
Shares purchased and retired	(716,298)		(6,164)	(6,380)			(12,544)
Issuance of restricted stock net of amortization and cancellations	61,772		1,200			(281)	919

Balance at September 30, 2003	7,969,780	$5	$—	$71,792	$(314)	$(2,020)	$69,463

Comprehensive income:
Net income				18,253			18,253
Unrealized gain on investments					64		64
Unrealized gain on derivative (net of tax of $134)					231		231

Total comprehensive income							18,548

Sale of stock	478,662		9,964				9,964
Stock issued in acquisition	71,429		1,875				1,875
Shares purchased and retired	(597,086)		(12,510)	(1,095)			(13,605)
Issuance of restricted stock net of amortization and cancellations	(9,105)		671			(141)	530

Balance at September 30, 2004	7,913,680	$5	$—	$88,950	$(19)	$(2,161)	$86,775

The accompanying notes are an integral part of these consolidated financial statements.

THE PBSJ CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2004	2003	2002
Cash flows from operating activities:
Net income	$18,253	$17,191	$13,408
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in cash surrender value of life insurance	(525)	(271)	132
Depreciation and amortization	8,691	8,391	9,359
Gain on sale of property and equipment	(85)	(296)	—
Provision for bad debt and unbillable amounts	125	162	351
Provision (benefit) for deferred income taxes	9,959	2,624	(3,903)
Provision (reduction) for deferred compensation	2,282	1,039	(663)
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(10,230)	(6,041)	569
Increase in unbilled fees and billings in excess of cost	(10,714)	(8,969)	(4,373)
Decrease (increase) in other current assets	1,867	542	(3,262)
Decrease in other assets	121	81	120
Increase in accounts payable and accrued expenses	6,938	8,214	2,499
Increase in accrued vacation	871	953	714
Increase in other liabilities	1,604	761	73

Net cash provided by operating activities	29,157	24,381	15,024

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	—	266
Acquisition of DTI, net of cash acquired	—	(1,465)	—
Acquisition of Welker, net of cash acquired	—	(4,041)	—
Acquisition of Triline, net of cash acquired	(3,720)	—	—
Acquisition of WKA, net of cash acquired	(413)	—	—
Welker earnout payment	(1,237)	—	—
Investment in life insurance policies	(491)	(370)	(413)
Sale of property and equipment	102	851	628
Purchase of property and equipment	(9,596)	(7,635)	(6,320)

Net cash used in investing activities	(15,355)	(12,660)	(5,839)

Cash flows from financing activities:
Decrease in bank overdraft	—	—	(1,773)
Borrowings under line of credit	150,014	150,153	194,919
Payments under line of credit	(159,248)	(152,979)	(182,859)
Principal payments under notes and mortgage payable	(802)	(991)	(2,947)
Proceeds from sale of common stock	9,345	4,963	4,197
Purchase of common stock	(13,605)	(12,544)	(17,755)

Net cash used in financing activities	(14,296)	(11,398)	(6,218)

Net (decrease) increase in cash and cash equivalents	(494)	323	2,967

Cash and cash equivalents at beginning of year	3,290	2,967	—

Cash and cash equivalents at end of year	$2,796	$3,290	$2,967

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization and Principles of Consolidation

The consolidated financial statements include the accounts of The PBSJ Corporation and its wholly-owned subsidiaries, Post, Buckley, Schuh & Jernigan, Inc., a Florida corporation (“PBS&J”), PBS&J Construction Services, Inc., Post, Buckley International, Inc., Post Buckley de Mexico, S.A. de C.V., PBS&J Caribe Engineering, C.S.P.and Seminole Development Corporation (collectively, the “Company”). All material intercompany transactions and accounts have been eliminated in the accompanying consolidated financial statements. Certain contracts are executed jointly through joint ventures with unrelated third parties. The Company’s interests in these joint ventures is accounted for under the proportional consolidation basis. Accordingly, transactions are recorded in the joint venture partner’s books directly and the Company recognizes its proportional share of such joint venture’s assets, liabilities, revenue, costs and operating profits in its consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the allowance for doubtful accounts, unbilled fees, accruals for litigation, valuation allowance on deferred income tax assets and tax contingencies, and estimates of useful lives of intangible assets. Actual results could differ from those estimates.

Revenue Recognition

In the course of providing its services, the Company routinely incurs direct expenses such as sub-contracts for services. Indirect expenses are recorded on an accrual basis and are allocated to contracts based on an overhead rate. In addition, the Company also includes pass-through costs on cost-plus contracts, which are customer-reimbursable materials, equipment and sub-contractor costs when the Company determines that it is responsible for engineering specification, procurement and management of such cost components on behalf of the customer. These direct expenses are principally passed through to the Company’s clients with minimal or no mark-up and are included in the Company’s gross revenues. The Company reports net earned revenue, which is reflected as gross revenue less direct expenses. For cost-plus and time and material contracts, the Company reports fees earned based on actual labor multiplied by contractual rates or multipliers. For fixed price contracts, the Company reports fees earned on the percentage of completion basis, which includes revenue on the basis of costs incurred to date as a percentage of the total estimated costs. Revenues related to unapproved change orders are not recorded until collected. Anticipated losses, if any,for fixed priced contracts are recognized in total in the period in which they become determinable.

Capital Structure

The by-laws of the Company require that common stock held by employee shareholders who terminate employment with the Company be offered for sale at fair market value to the Company, which has right of first refusal. Should the Company decline to purchase the shares, the shares must next be offered to the Company’s profit sharing and employee stock ownership plans at fair market value, and then ultimately to full-time employees of the Company. The by-laws of the Company provide that the fair market value be determined by an appraisal. Other than agreements with certain retired Directors, as of September 30, 2004 and 2003, there is no outstanding common stock held by to individuals no longer employed by the Company.

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

Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes. Under this method the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial reporting carrying values of assets and liabilities. A valuation allowance is established when it is more likely than not that any of the deferred tax assets will not be realized.

Reclassifications

The consolidated financial statements include certain reclassifications of prior year amounts in order to conform to current year presentation.

Basic and Diluted Earnings Per Share

Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share reflects the potential dilution that could occur assuming the inclusion of dilutive potential common shares and has been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares include all outstanding restricted stock awards after applying the treasury stock method.

A reconciliation of the number of shares used in computing basic and diluted earnings per share follows:

	For the Years Ended September 30,
	2004	2003	2002
Weighted average shares outstanding - Basic	7,248,716	7,452,182	8,072,297
Effect of dilutive unvested restricted stock	442,944	433,821	400,632

Weighted average shares outstanding - Diluted	7,691,660	7,886,003	8,472,929

Marketable Securities

Marketable securities consist of mutual funds that are considered available-for-sale and are recorded at fair value. Changes in unrealized gains and losses for available-for-sale securities are charged or credited as a component of accumulated other comprehensive income (loss), net of tax. A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings. Investment security transactions are recorded on a trade date basis. The cost basis of investments sold is determined by the specific identification method.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $1.1 million at September 30, 2004 and 2003, respectively. The Company estimates the allowance for doubtful accounts based on management’s evaluation of the contracts involved and the financial condition of its clients. The Company regularly evaluates the adequacy of the allowance for doubtful accounts by taking into consideration such factors as the type of client – governmental agencies or private sector, trends in actual and forecasted credit quality of the client, including delinquency and payment history, general economic and particular industry conditions that may affect a client’s ability to pay, and contract performance and the change order and claim analysis. Retainage amounts were not significant as of September 30, 2004 and 2003.

Accounts receivable from U.S. Government contractors under long-term contracts was $3.2 million at September 30, 2004 and 2003, respectively.

Unbilled Fees and Billings in Excess of Cost

Unbilled fees represent the excess of contract revenue recognized over billings to date on contracts in process. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Management expects that substantially all unbilled amounts will be billed and collected within one year.

Unbilled fees from U.S. Government contractors under long-term contracts were $1.8 million and $1.9 million at September 30, 2004 and 2003, respectively.

Billings in excess of cost represent the excess of billings to date, per the contract terms, over revenue recognized on contracts in process.

Fair Value of Financial Instruments

The fair value of the Company’s cash, accounts receivables, unbilled fees, cash surrender value of life insurance plans and trade accounts payable approximates book value due to the short-term maturities of these instruments. The carrying amounts of the Company’s marketable securities and interest rate swap are based on quoted market prices at the reporting date. The fair value of the Company’s debt approximates the carrying value, which was based on similar rates, terms and maturities of existing debt as compared to current market conditions.

Goodwill

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill represents the difference between the purchase price and the fair value of the net assets of acquired businesses. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, while the provisions of SFAS No. 142 were effective for fiscal years beginning after December 15, 2001, and were effective for interim periods in the initial year of adoption.

During the first quarter of fiscal year 2003, the Company adopted SFAS No. 142. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually. The required initial impairment test was completed at December 31, 2002 and no impairment was determined. Amortization expense relating to goodwill amounted to $0, $0 and $472,000 for the years ended September 30, 2004, 2003 and 2002, respectively. The Company evaluates the realizability of goodwill based upon undiscounted forecasted operating earnings over the remaining amortization period for each investment having a significant goodwill balance. If an impairment in the value of the goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of the goodwill based upon the estimated fair value of the investment. Management believes that no impairment of goodwill exists at September 30, 2004.

The table below illustrates what the impact to the consolidated financial statements of operations would have been if the provisions of SFAS 142 were applied to all periods presented (dollars in thousands).

	September 30,
	2004	2003	2002
Net income	$18,253	$17,191	$13,408
Add: Goodwill amortization, net of tax	—	—	288

Adjusted net income	$18,253	$17,191	$13,696

Basic net income per share:
Net earnings, as reported	$2.52	$2.31	$1.66
Add: Goodwill amortization, net of tax	—	—	.04

Adjusted net earnings	$2.52	$2.31	$1.70

Diluted net income per share:
Net earnings, as reported	$2.37	$2.18	$1.58
Add: Goodwill amortization, net of tax	—	—	.03

Adjusted net earnings	$2.37	$2.18	$1.61

The changes in the net carrying amounts of goodwill by segment for fiscal 2004 and 2003 are as follows:

	Year Ended September 30, 2004
	Transportation	Construction	Civil	Environmental	Total
Goodwill, beginning of year	$611	$—	$2,187	$6,654	$9,452
Current year acquisition – Triline	2,448	—	—	—	2,448
Current year acquisitions – WKA	1,063	—	—	—	1,063
Additional purchase price payments – prior year acquisitions	—	—		1,705	1,705
Other purchase price adjustments	—		—	210	210

Goodwill, end of year	$4,122	$—	$2,187	$8,569	$14,878

	Year Ended September 30, 2003
	Transportation	Construction	Civil	Environmental	Total
Goodwill, beginning of year	$611	$—	$1,500	$4,445	$6,556
Current year acquisition – DTI	—	—	687	—	—
Current year acquisitions - Welker	—	—	—	2,209	2,209
Purchase price payments – prior year acquisitions	—	—	—	—	—
Purchase price adjustments	—	—	—	—	—

Goodwill, end of year	$611	$—	$2,187	$6,654	$9,452

The primary factor that contributed to a purchase price that results in the recognition of goodwill is the intellectual capital of the skilled professionals and senior technical personnel associated with the acquired entities, which does not meet the criteria for recognition as an asset apart from goodwill.

The following contains financial information relating to the Company’s acquired amortizable intangible assets at September 30, 2004 which are included in other assets on the accompanying balance sheets (dollars in thousands):

	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization
Client list	10 years	$1,400	$133
Client name recognition	2 years	200	90
Backlog	3 years	1,161	399
Website	7 years	200	52

		$2,961	$674

Amortization expense relating to intangible assets amounted to $468,000, $206,000 and $0 for the years ended September 30, 2004, 2003 and 2002, respectively. Estimated amortization expense is $718,000 for fiscal year 2005, $492,000 for fiscal year 2006 and $169,000 for each of the three succeeding fiscal years.

Stock Based Compensation and Stock Sales to Employees

Non-vested, restricted stock awarded to certain employees is measured at the estimated fair value of the stock at the grant date and reported as a separate line item in stockholders’ equity. Restricted stock is recorded at fair value on the date of issuance. The issuance of restricted stock gives rise to unearned compensation that is amortized on a straight-line basis over the vesting period.

Eligible employees are allowed to purchase Company stock once a year, during a specified timeframe. With the exception of those considered to be insiders, as defined, employees who receive bonuses each year are allowed to use their bonus payments received in December following the Company’s fiscal year end to make their final payment for their stock purchase. As of September 30, 2004, the Company has a receivable from certain of its employees in the amount of approximately $619,000 for their stock purchase and was paid on December 10, 2004.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, accounts receivable and unbilled fees. The Company deposits its cash with high credit quality financial institutions. At times, such deposits may be in excess of the FDIC insurance limits. Work performed for governmental entities accounted for approximately 79%, 79% and 77% of engineering fees for the years ended September 30, 2004, 2003 and 2002. Accounts receivable and unbilled fees from governmental entities were $47.0 million and $46.5 million, respectively, at September 30, 2004, and $39.8 million and $33.1 million, respectively, at September 30, 2003. For the years ended September 30, 2004, 2003 and 2002, engineering fees of $79.4 million, $70.0 million, and $62.0 million, respectively, were derived from various districts of the Florida Department of Transportation (FDOT) under numerous contracts. These revenues are primarily in the transportation segment. While the loss of any individual contract would not have a material adverse effect on the Company’s results of operations and would not adversely impact the Company’s ability to continue work under other contracts with the FDOT, the loss of all the FDOT contracts could have a material adverse effect on the Company’s results of operations. Ongoing credit evaluations of customers are performed and generally no collateral is required. The Company provides an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Derivative Instruments and Hedging Activities

The Company uses an interest rate swap to manage risks associated with interest rate fluctuations on its long term debt. In March 2001, the Company entered into an interest rate swap to convert the floating interest rate on the mortgage note payable to a fixed rate. The interest rate swap converts the floating interest rate on the note payable to a fixed rate of 6.28%. The Company accounts for the interest rate swap as a cash flow hedge in accordance with SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, as amended. .The underlying terms of the interest rate swap, including the notional amount, interest rate index, duration and reset dates, are identical to those of the associated debt and therefore the hedging relationship results in no ineffectiveness. Changes in fair value are included as a component of other comprehensive loss in stockholders’ equity. The net amounts paid or received are included in interest expense.

Comprehensive Income

In 1999, the Company implemented SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income, such as unrealized holding gains and losses on investments, by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Comprehensive earnings consist of net income and other comprehensive earnings (loss), which are primarily unrealized gains and losses on available-for-sale securities, foreign currency translation and derivative financial instruments. The components of accumulated other comprehensive incomes (loss) are as follows for the years ended September 30, 2004, 2003 and 2002 (dollars in thousands):

	September 30
	2004	2003	2002
Net income	$18,253	$17,191	$13,408

Other comprehensive income (loss):
Unrealized gain on investment arising during period, net of tax	64	118	11
Holding gain (loss) on interest rate swap agreement, net of tax	231	69	(229)

Total other comprehensive income (loss), net of tax	295	187	(218)

Comprehensive income	$18,548	$17,378	$13,190

Recent Accounting Pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), which replaced FIN 46. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. The Company is required to adopt FIN 46R by the beginning of fiscal 2006. Although the Company has not completed its initial evaluation of FIN 46R, the adoption is not expected to have a material impact on the Company’s results of operations or financial condition.

In December 2003, the Securities and Exchange Commission staff (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which supercedes Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements and to reflect the accounting guidance issued in Emerging Issues Task Force 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (the “FAQ”) issued with SAB 101. Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not have an effect on the revenue recognition policy or revenues recorded.

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 00-21, Multiple-Deliverable Revenue Arrangements. EITF No. 00-21 addresses how to account for revenue arrangements with multiple deliverables and provides guidance relating to when such arrangements should be divided into components for revenue recognition purposes. The consensus is effective for revenue agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The Company adopted the provisions of EITF No. 00-21 in the quarter ended September 30, 2003, and the effect of adoption was immaterial.

2.	Marketable Securities

At September 30, 2004 and 2003, the Company held investments in marketable securities classified as available-for-sale, which consisted of mutual funds and common stock. Available-for-sale securities at September 30, 2004 and 2003 consisted of the following (dollars in thousands):

	Cost	Fair Value	Unrealized (Loss) /Gain
September 30, 2004
Mutual funds	$374	$573	$199

Total	$374	$573	$199

September 30, 2003
Mutual funds	$374	$517	$143
Common stock	41	33	(8)

Total	$415	$550	$135

3.	Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives	September 30,
		2004	2003
Land	—	$2,138	$2,138
Building and building improvements	10 to 40 years	14,186	14,186
Furniture and equipment	3 to 7 years	36,737	33,211
Computer equipment	3 years	14,334	10,056
Vehicles	3 years	1,731	2,178
Leasehold improvements	10 years	9,830	8,707

		78,956	70,476
Less accumulated depreciation		(45,754)	(38,877)

		$33,202	$31,599

Depreciation expense relating to property and equipment amounted to $8.2 million, $8.2 million and $8.6 million for the years ended September 30, 2004, 2003 and 2002, respectively. The Company’s capital expenditures amounted to $9.6 million, $7.6 million and $6.3 million during fiscal years 2004, 2003 and 2002, respectively. Capital expenditures during fiscal 2004 consisted of fixed asset purchases, such as survey equipment, computer equipment, furniture and leasehold improvements. The capital expenditures during fiscal years 2003 and 2002 included leasehold improvements related to several office relocations, information technology purchases and construction costs for the new Orlando office building.

4.	Acquisitions

The Company acquired the stock of Durham Technologies, Inc. (“DTI”) on December 1, 2002 for $1.5 million, net of cash acquired. The purchase price has been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $1.7 million, including approximately $0.7 million of goodwill, all of which is deductible for tax purposes, $0.5 million of identifiable intangible assets and liabilities of $0.2 million. The weighted average amortization period for the identifiable intangible assets is 7.5 years. Management believes that the acquisition of DTI reflected Company’s goal of enhancing its presence in the growing civil engineering market in the surrounding Atlanta area. DTI’s area of specialty includes risk management and risk assessment for public sector clients, primarily Federal.

On March 19, 2003, the Company acquired the stock of Welker & Associates, Inc. (“Welker”) for $4.4 million, comprised of approximately $4.0 million in cash and 20,000 shares of the Company’s common stock valued at $400,000. The value of the common stock issued was determined based on the estimated fair value of the common stock as of the date of the acquisition. The purchase price has been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $5.1 million, including approximately $2.2 million of goodwill, all of which is deductible for tax purposes, $1.2 million of identifiable intangible assets and liabilities of $0.7 million. The weighted average amortization period for the identifiable intangible assets is 5.9 years. Management believes that the acquisition of Welker reflected the Company’s goal of enhancing its presence in the growing Atlanta market. Welker’s areas of specialty include water, wastewater and stormwater management for Georgia’s local governments.

On June 1, 2004, the Company acquired 100% of the stock of TriLine Associates, Inc. (“TriLine”) for $3.7 million in cash. The purchase price has been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $4.2 million, including approximately $622,000 of intangible assets, $2.4 million of goodwill, all of which is deductible for tax purposes and liabilities of $520,000. The weighted average amortization period for the identifiable intangible assets is 7.8 years. Management believes that the acquisition of TriLine reflected the Company’s goal of enhancing its presence in the greater Pittsburgh area and the State of Pennsylvania. TriLine specializes in transportation, geotechnical, and environmental services. Management believes that Triline’s established presence in the greater Pittsburgh area, and in the State of Pennsylvania, offers an opportunity to expand the Company’s presence in the region and augments the Company’s experience in complementary service areas.

On July 1, 2004, the Company acquired 100% of the stock of W. Koo and Associates Structural Engineers, Inc. (“WKA”) for $2.3 million, net of cash acquired, comprised of $413,000 in cash and 71,429 shares of the Company’s common stock valued at $1.9 million. The value of the common stock issued was determined based on the estimated fair value of the common stock as of the date of the acquisition. The purchase agreement calls for an adjustment of the number of shares issued based on the valuation of the Company’s stock price at September 30, 2004 so that the total number of shares issued is valued at $1.9 million based on the September 30, 2004 stock value. The purchase agreement calls for an additional purchase amount of $500,000, contingent upon the satisfaction of certain conditions, to be paid in two installments of $250,000 on July 1, 2005 and July 1, 2006. The purchase price has been allocated to the respective assets and liabilities based on their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $3.8 million, including $1.1 million of goodwill, all of which is deductible for tax purposes, $700,000 of identifiable intangibles and liabilities of $800,000. The weighted average amortization period for the identifiable intangible assets is 4.9 years. WKA specializes in infrastructure improvements for public, municipal, transit, port authorities and private sector projects with a primary focus on transportation structures in California.

The results of operations of the above acquisitions are included from the date of each acquisition. The pro forma impact of these acquisitions is not material to reported historical operations.

On October 1, 2004, the Company acquired 100% of the stock of Croslin & Associates, Inc. (C&A) for $900,000, comprised of $600,000 in cash and 11,111 shares of the Company’s common stock valued at $300,000. C&A is an architectural consulting firm in Texas, who specializes in providing architecture services for institutions of higher education, federal, state, and local governments and commercial properties.

5.	Income Taxes

Provision for (benefit from) income taxes consisted of the following (dollars in thousands):

	Years Ended September 30,
	2004	2003	2002
Current	$5,148	$8,950	$9,112
Deferred	9,959	667	(3,367)

Total provision	$15,107	$9,617	$5,745

Included in the fiscal 2004, 2003 and 2002 provision for (benefit from) income taxes are deferred state taxes of $1.2 million, $0.1 million and ($0.5 million), respectively. The current portion of state taxes was $1.1 million, $1.4 million and $0.9 million for the years ended September 30, 2004, 2003 and 2002, respectively. A reconciliation of the income tax provision to taxes computed at the U.S. federal statutory rate is as follows:

	2004	2003	2002
U.S. statutory rate	35.0%	35.0%	35.0%
Federal tax credits, net	4.3	(6.1)	(11.6)
State taxes, net of federal tax benefit	3.9	3.9	3.9
Non-deductible expenses	2.1	2.8	2.6
Other	—	0.3	0.1

Effective tax rate	45.3%	35.9%	30.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consisted of the following (dollars in thousands):

	September 30,
	2004	2003
Deferred tax liabilities:
Accounts receivable	$25,258	$20,426
Unbilled fees	19,906	15,527
Depreciation	2,443	703
Other	1,162	1,095

Gross deferred tax liabilities	48,769	37,751

Deferred tax assets:
Accounts payable and accrued expenses	(19,987)	(16,936)
Compensation	(427)	(470)
Federal tax credit carry-forwards	(4,661)	(7,158)
Deferred compensation	(3,227)	(2,545)
Other liabilities	(2,553)	(2,227)

Gross deferred tax assets	(30,855)	(29,336)
Valuation allowance of deferred tax asset	4,222	2,574

Net deferred tax assets	(26,633)	(26,762)

Net deferred tax liabilities	$22,136	$10,989

For the past several years, the Company has generated research and development tax credits related to certain qualifying costs. The qualifying costs relate primarily to the Company’s project costs which involved technical uncertainty. These research and development costs were incurred by the Company in the course of providing services under generally long-term client projects, thereby creating costs associated with recognizable revenue under the project. The Company has research and development tax credit carry-forwards of approximately $4.7 million and $7.2 ($0.5 million and $4.6 million net of a corresponding valuation allowance of $4.2 million and $2.6 million), as of September 30, 2004 and 2003, respectively, which will expire beginning 2017 through 2022. Because the Company has been unable to utilize the entire amount of research and development tax credits it has generated each year, the balance sheet reflects a deferred tax asset of $4.7 million and $7.2 million at September 30, 2004 and 2003, respectively, for the unused credit carryforwards. In addition, because of the uncertainty of the Company’s utilization of these credits in the future, a valuation allowance of $4.2 million and $2.6 million at September 30, 2004 and 2003, respectively, has been provided for this deferred tax asset.

The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Significant judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, it believes that certain positions are likely to be challenged. These reserves are adjusted in light of changing facts and circumstances, such as the progress of a tax audit or current developments in tax law. For that matter, with respect to certain credits for increasing research activities that have been utilized to reduce income taxes payable reported on tax returns open for examination, the Company has recorded a reserve of approximately $4.6 million as of September 30, 2004.

A number of years may elapse before a particular matter, for which the Company has established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. The Company is not currently under audit by the Internal Revenue Service or any other jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require use of cash. Favorable resolution would be recognized as a reduction to the Company’s effective tax rate in the year of resolution. The tax accruals are presented in the consolidated balance sheet within accounts payable and accrued expenses.

6.	Deferred Compensation Plans

The Company maintains deferred compensation/consulting plans, which cover certain present key officers and employees and provides for payments upon retirement, death, or disability. The contracts fixed a minimum level for retirement benefits to be paid to participants based on age at retirement with the Company. The deferred compensation plans are funded through life insurance plans and are being provided for currently. Premiums paid for the life insurance plans are reduced by the increase in the cash surrender value for the year in determining compensation expense. Total annual cash surrender value increases for the years ended September 30, 2004, 2003 and 2002 for the plans amounted to approximately $1.0 million, $0.7 million and $0.4 million, respectively. Total compensation expense, included in general and administrative expenses, relating to the plans amounted to $2.1 million, $1.2 million and $1.1 million in fiscal years 2004, 2003 and 2002, respectively.

7.	Employee Benefit Plan and Special Programs

The Company has a qualified contributory profit-sharing and employee stock ownership plan (the “Plan”) providing benefits for all eligible employees. The employer matches employee contributions up to 3% of the participants’ eligible compensation. The Company’s matching contribution was $3.5 million, $3.3 million and $3.0 million for the years ended September 30, 2004, 2003 and 2002, respectively. In addition, the Company accrued an additional $2.7 million, $2.1 million and $1.2 million at September 30, 2004, 2003 and 2002, respectively, as discretionary contributions to the profit sharing plan. The Company’s accrued matching contribution under the Plan and discretionary contribution to the Plan are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets at September 30, 2004 and 2003. Additionally, included in accounts payable and accrued expenses in the accompanying consolidated balance sheets is an accrual for bonuses under the Company’s special programs to employees in the amount of $10.8 million and $9.7 million at September 30, 2004, and 2003.

8.	Restricted Stock

Restricted stock is offered to current employees, which is subject to restrictions on transfer, and risk of forfeiture until earned by continued employment. The restricted stock is subject to total forfeiture if the employee ceases to be employed prior to the maturity date of the restricted stock, except in certain limited circumstances described in the individual restricted stock award agreement. During the restriction period, holders have the rights of shareholders, including the right to vote, but cannot transfer ownership. Restricted stock is recorded at fair value on the date of issuance. The stock vests over the service period, which is usually 5 years. The issuance of restricted stock gives rise to unearned compensation that is amortized over the vesting period. Through September 30, 2004 and 2003, 741,552 and 693,269 shares of restricted stock have been issued, of which 242,217 and 196,723 shares had vested or had been canceled. Unearned restricted stock is shown as a reduction of stockholders’ equity. The total amount of compensation expense recognized under these agreements during fiscal 2004, 2003 and 2002 was $530,000, $515,000 and $370,000 respectively.

9.	Long Term Debt

The following table lists long term debt (in thousands) as September 30, including the respective current portions:

	2004	2003
Line of credit unused availability of $58,000, and $48,766 at September 30, 2004 and 2003, respectively.	$—	$9,234
Mortgage note payable due in monthly installments with interest, collateralized by real property; unpaid principal due March 16, 2011. Interest at LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. (2.49% and 1.77% at September 30, 2004 and September 30, 2003, respectively.)	8,118	8,390
Note payable to J. Powell & Associates, Inc. due in three annual installments of $333 with interest of 7.12% through October 17, 2003.	—	333
Capital lease of equipment, interest accrues at 8.3%, collateralized by certain equipment, due in monthly payments of principal and interest of $36.	—	213

	8,118	18,170
Less current portion	290	820

Long-term debt	$7,828	$17,350

Scheduled maturities are as follows (dollars in thousands):

2005 - $290; 2006 - $308; 2007 - $328; 2008 - $350 and thereafter - $6,842.

The Company has a $58 million line of credit agreement, inclusive of $3 million in letters of credit, with a bank. On May 6, 2003, this agreement was amended to increase the line of credit availability from $37 million to $55 million. All other terms of the agreement remain the same. The expiration date on the amended line of credit is June 30, 2005. The interest rate (2.34% and 1.62% at September 30, 2004 and September 30, 2003, respectively) ranges from LIBOR plus 50 basis points to prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including minimum levels of net worth, a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The line of credit is collateralized by substantially all of the Company’s assets.

On March 19, 2001, the Company entered into a mortgage note of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 2.49% and 1.77% for the fiscal years ended September 30, 2004 and 2003, respectively. The mortgage agreement contains clauses requiring the maintenance of various covenants and financial ratios. On December 10, 2003, the lender approved an amendment to the mortgage agreement to reflect new conditions for the Tangible Net Worth covenant requirement under the agreement. The mortgage note is collateralized by the office building located in Maitland, Florida.

The Company was in compliance with all debt covenants at September 30, 2004.

10.	Commitments and Contingencies

The Company is obligated under various non-cancelable leases for office facilities, furniture and equipment. Certain leases contain renewal options, escalation clauses and certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties. As of September 30, 2004, the future minimum annual rental commitments under operating leases are as follows (dollars in thousands):

Year Ending September 30	Operating Leases
2005	$17,871
2006	15,389
2007	12,793
2008	8,582
2009 & thereafter	5,216

Total minimum lease payments	$59,851

Total rent expense included in general and administrative expenses was $14.5 million, $14.0 million and $11.9 million for fiscal years ended 2004, 2003 and 2002, respectively.

As of September 30, 2004, there were various legal proceedings pending against the Company, where plaintiffs allege damages resulting from the Company’s engineering services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract. The Company accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. As of September 30, 2004, the Company had a reserve of approximately $5.0 million for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable and can be reasonably estimated. The Company expects to pay these liabilities over the next one to three years. Management is of the opinion that the liabilities ultimately resulting from such existing and other pending proceedings, lawsuits and claims should not materially affect the Company’s financial position, results of operations or cash flows.

The Company maintains a full range of insurance coverage, including worker’s compensation, general and professional liability (including pollution liability) and property coverage. The Company’s insurance policies may offset the amount of loss exposure from legal actions.

The Company’s reimbursable costs are subject to audit in the ordinary course of business by various U.S. government agencies. Management is not presently aware of any significant costs, which have been, or may be, disallowed by any of these agencies.

11.	Joint Ventures

The Company has entered into several project specific joint ventures during the past several years. The Company enters into project specific joint ventures in the ordinary course of business to share risks or secure specialty skills required for project execution. Frequently these arrangements are characterized by a 50 percent ownership or participation interest that requires little or no initial investment. Execution of the project is the single business purpose of these joint venture arrangements. Interests in theses joint ventures are accounted for under the proportional consolidation basis.

The Company’s proportional share of assets and liabilities primarily consist of accounts receivable of approximately $3 million at September 30, 2004. The Company’s proportional share of revenue and expenses included in the consolidated statements of operations from these joint ventures consists of:

	For the Years Ended September 30,
	2004	2003	2002
Engineering fees	$14,910	$10,893	$3,779
Direct expenses	2,441	636	346
Direct salaries	4,268	3,251	1,201
General and administrative expenses	5,406	4,265	1,596

12.	Supplemental Cash Flow Information

	Years Ended September 30, (in thousands)
	2004	2003	2002
Cash paid during the year for:
Interest	$841	$1,014	$1,153
Income taxes	4,973	6,043	6,775

Details of acquisitions:
Fair value of assets acquired	$2,845	$2,321	$—
Goodwill and intangible assets	6,644	4,535	—
Liabilities assumed	(1,315)	(950)	—

Purchase Price	8,174	5,906	—
Less: stock issued and other payables	(2,804)	(400)	—

Net cash paid for acquisitions	$5,370	$5,506	$—

As of September 30, 2004, the Company had a receivable of approximately $619,000 for stock purchased during 2004.

13.	Segment Reporting

The Company is organized by the services provided to its customers. Under this organizational structure, the Company has four segments: Transportation, Construction, Civil Engineering and Environmental.

Activities in the transportation business segment generally involve planning, design, right of way acquisition, development and design of intelligent transportation services and program construction management services for multiple transportation modes, including interstate and primary highways, toll roads, arterials, bridges, transit systems, airports and port facilities. The Program Management group provides many of its governmental clients the necessary resources to manage large infrastructure programs from concept through construction. Services include planning, programming, and contract support.

The construction services segment provides a wide range of services as an agent for the Company’s clients, including contract administration, inspection, field-testing, scheduling/estimating, instituting project controls and quality assessment. Although the Company does not construct or build any projects, it may act as the program director of a project whereby on behalf of the owner of the project. The Company provides scheduling, cost estimating and construction observation services for the project, or its services may be limited to providing construction consulting.

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

Financial information relating to the Company’s operations by segment is as follows (dollars in thousands):

Year Ended September 30, 2004

	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$180,909	$77,967	$82,372	$109,905	$451,153
Net earned revenue	136,344	58,809	70,466	89,307	354,926
Operating income	11,225	8,319	6,199	7,392	33,135
Depreciation and amortization	3,267	809	2,054	2,561	8,691
Total assets	73,717	31,770	33,565	44,785	183,837

Capital expenditures	3,767	1,296	1,940	2,593	9,596

Year Ended September 30, 2003

	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$158,675	$58,583	$65,099	$106,799	$389,156
Net earned revenue	123,102	43,506	55,833	84,038	306,479
Operating income	12,840	5,456	1,558	6,386	26,240
Depreciation and amortization	3,007	695	2,095	2,594	8,391
Total assets	65,532	24,195	26,886	44,108	160,721
Capital expenditures	2,879	968	1,544	2,244	7,635

Year Ended September 30, 2002

	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$143,655	$44,567	$65,115	$91,124	$344,461
Net earned revenue	108,304	33,282	52,571	72,169	266,326
Operating income (loss)	11,610	3,577	(1,394)	5,829	19,622
Depreciation and amortization	3,344	727	2,703	2,585	9,359
Total assets	56,886	17,648	25,785	36,084	136,403
Capital expenditures	2,390	707	1,484	1,739	6,320

14.	Allowance for Doubtful Accounts and Estimatable Unbillable Amounts

The activity in the allowance for doubtful and estimatable unbillable amounts were as follows (dollars in thousands):

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	ADDITIONS CHARGED TO COSTS AND EXPENSES	ADDITIONS DUE TO ACQUISITION	DEDUCTIONS	BALANCE AT END OF YEAR
YEAR ENDED SEPTEMBER 30, 2004
Allowance for doubtful accounts	$1,119	$125	$200	$(364)	$1,080
Allowance for estimatable unbillable amounts	—	—	—	—	—

	$1,119	$125	$200	$(364)	$1,080

YEAR ENDED SEPTEMBER 30, 2003
Allowance for doubtful accounts	$1,354	$162	$—	$(397)	$1,119
Allowance for estimatable unbillable amounts	—	—	—	—	—

	$1,354	$162	$—	$(397)	$1,119

YEAR ENDED SEPTEMBER 30, 2002
Allowance for doubtful accounts	$2,207	$351	$—	$(1,204)	$1,354
Allowance for estimatable unbillable amounts	611	—	—	(611)	—

	$2,818	$351	$—	$(1,815)	$1,354

15.	Quarterly Financial Data (Unaudited)

	2004				2003
	12/31	3/31	6/30	9/30	12/31	3/31	6/30	9/30
	(dollars in thousands, except per share data)
Operating Data:
Engineering fees	$103,495	$109,285	$112,255	$126,118	$85,084	$97,365	$103,182	$103,525
Net earned revenues	82,225	87,445	87,677	97,579	66,401	76,793	81,949	81,336
Operating income	6,271	7,607	7,453	3,078	4,215	7,512	8,390	6,123
Net income	3,652	4,720	4,357	5,524	2,766	4,909	5,655	3,861
Net income per common share
Basic	$0.50	$0.66	$0.61	$0.76	$0.36	$0.66	$0.77	$0.53
Diluted	$0.47	$0.62	$0.58	$0.72	$0.34	$0.63	$0.73	$0.50

Note: Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Proxy Statement for the 2005 Annual Meeting of Shareholders to be held January 28, 2005, a copy of which will be filed with the Securities and Exchange Commission.

On September 29, 2003, the Board of Directors approved and adopted a code of ethics for the Company’s Principal Executive Officer, Principal Financial Officer, Principal Operations Officer and Principal Accounting Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. This code of ethics is being filed as an exhibit to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the Proxy Statement for the 2005 Annual Meeting of Shareholders to be held January 28, 2005, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Proxy Statement for the 2005 Annual Meeting of Shareholders to be held January 28, 2005, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Proxy Statement for the 2005 Annual Meeting of Shareholders to be held January 28, 2005, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the Proxy Statement for the 2005 Annual Meeting of Shareholders to be held January 28, 2005, a copy of which will be filed with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following is a list of financial information filed as a part of this Report:

(1)	Consolidated Financial Statements - The following financial statements of The PBSJ Corporation and its subsidiaries are contained in Item 8 of this Form 10-K:

1.	Report of Deloitte and Touche LLP, Independent Registered Public Accounting Firm

2.	Report of Pricewaterhouse Coopers LLP, Independent Registered Certified Public Accounting Firm

3.	Consolidated Balance Sheets at September 30, 2004 and 2003.

4.	Consolidated Statements of Operations for each of the three years in the period ended September 30, 2004.

5.	Consolidated Statements of Stockholders’ Equity and Comprehensive Income at September 30, 2004, 2003 and 2002.

6.	Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2004.

7.	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules - The financial statement schedule information is included as part of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

(3)	Exhibits including those incorporated by reference:

Exhibit Number		Description
3.1	–	Articles of Incorporation, as amended (*)

3.2	–	Amended and Restated Bylaws (*)(****)

4.1	–	Form of Specimen Stock Certificate (*)

10.1	–	The PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust, amended and restated, dated February 22, 2002. (**) (***)

10.1a	–	Promissory Note previously filed as Exhibit 10.1 in Form 10Q dated May 15, 2001; Promissory note, dated March 19, 2001, between Suntrust Bank, a Georgia corporation, and Post, Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary

10.2	–	Supplemental Income Plan effective as of January 12, 1988 (*)

10.2a	–	Mortgage Security Agreement previously filed as Exhibit 10.2 in Form 10Q dated May 15, 2001; Agreement, dated March 19, 2001, between Suntrust Bank, a Georgia corporation, and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary, as amended on December 10, 2003. (****)

10.3	–	Consulting/Supplemental Retirement/Death Benefits Agreement, dated November 6, 1987, between the Registrant and H. Michael Dye, as amended on October 16, 1989, March 1, 1993, February 6, 1995, May 19, 1998 and November 22, 1999 (*)

10.3a	–	ISDA Master Agreement previously filed as Exhibit 10.3 in Form 10Q dated May 15, 2001; Agreement, dated March 8, 2001, between Suntrust Bank and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary. (****)

Exhibit Number		Description
10.4	–	Supplemental Retirement/Death Benefits Agreement, dated December 17, 1987, between the Registrant and Robert J. Paulsen (*)

10.4a	–	Schedule to the ISDA Master Agreement previously filed as Exhibit 10.4 in Form 10Q dated May 15, 2001; Agreement, dated March 8, 2001, between Suntrust Bank and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary.

10.5	–	Supplemental Income Agreement, dated as of July 29, 1996, between the Registrant and Robert J. Paulsen (*)

10.5a	–	Confirmation of Interest Rate Transaction previously filed as Exhibit 10.5 in Form 10Q dated May 15, 2001; Confirmation, dated March 9, 2001, between Suntrust Bank and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary. (****)

10.6	–	Employment/Retirement Benefits Agreement, dated February 15, 1999, between the Registrant and William W. Randolph (*)

10.7	–	Supplemental Retirement/Death Benefits Agreement, dated December 17, 1987, between the Registrant and Richard A. Wickett, as amended on April 27, 1989, May 19, 1998 and November 22, 1999 (*)

10.8	–	Supplemental Retirement/Death Benefits Agreement dated December 17, 1987, between the Registrant and John B. Zumwalt, III, as amended on May 19, 1998 and November 22, 1999 (*)

10.9	–	Agreement, dated as of April 1, 1993, between the Registrant and John B. Zumwalt, III (*)

10.10	–	Split-Dollar Life Insurance Agreement dated February 1, 1999, by and between The Randolph Insurance Trust and the Registrant (*)

10.11	–	Credit Agreement, dated as of June 28, 1996, by and among Nationsbank, N.A., Suntrust Bank, Miami, N.A., Post, Buckley, Schuh and Jernigan, Inc., The PBSJ Corporation, and the subsidiaries named therein, as amended on July 3, 1997, June 30, 1999, June 30, 2002 and May 6, 2003. (*) (***)

10.12	–	Lease Agreement, dated as of March 25, 1998, by and between Post, Buckley, Schuh & Jernigan, Inc. and Highwoods/Florida Holdings L.P. as successor in interest to Cypress-Tampa II L.P., as amended on May 26, 1998, December 26, 1998, November 29, 1999, March 1, 2000 and July 1, 2003. (*)(****)

10.14	–	The PBSJ Corporation Stock Ownership Plan (**)

10.15	–	Lease agreement, dated as of May 30, 2000, by and between Post, Buckley, Schuh & Jernigan, Inc. and RREEF American Reit Corp. G as amended on August 12, 2002 and February 19, 2003. (****)

21		Subsidiaries (*)

31.1	–	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*****)

31.2	_	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*****)

Exhibit Number		Description
31.3	–	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*****)

32.1	–	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*****)

32.2	–	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*****)

32.3	–	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*****)

99.3	–	Code of Ethics that applies to the Principal Executive Officer, Principal Financial Officer, Principal Operations Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 (****)

(*)	Previously filed with the Registration Statement on Form 10 filed with the Commission on June 27, 2000.
(**)	Previously filed with the Amended Registration Statement on Form 10-A filed with the Commission on September 26, 2000.
(***)	Previously filed with the Form 10-Q in a prior period.
(****)	Previously filed with the Form 10-K in a prior period.
(*****)	Filed herewith.

(b)	Reports on Form 8-K – None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The PBSJ Corporation

Dated: December 23, 2004	By	/s/ W. Scott DeLoach
W. Scott DeLoach
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description

31.1	–	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (****)

31.2	_	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (****)

31.3	_	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (****)

32.1	_	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (****)

32.2	_	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (****)

32.3	_	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (****)