Form 10-Q
period 2004-12-31
PBSJ CORP /FL/
filed 2005-02-14
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

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

As of January 31, 2005 there were 7,811,014 shares of Common Stock, $.00067 par value per share, outstanding.

THE PBSJ CORPORATION

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2004

PART I

Item 1. Financial Statements

THE PBSJ CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 31, 2004	September 30, 2004
Assets
Current Assets:
Cash and cash equivalents	$—	$2,796
Marketable securities	608	573
Accounts receivable, net	75,525	64,533
Unbilled fees	53,461	53,249
Other current assets	7,053	2,515

Total current assets	136,647	123,666

Property and equipment, net	33,411	33,202
Cash surrender value of life insurance	8,528	8,372
Deferred income taxes	3,965	799
Goodwill	15,330	14,878
Other assets	3,029	2,920

Total assets	$200,910	$183,837

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$27,366	$40,338
Current portion of long-term debt	13,528	290
Accrued vacation	7,484	8,614
Billings in excess of costs	1,669	2,215
Book overdraft	1,111	—
Deferred income taxes	38,077	22,935

Total current liabilities	89,235	74,392

Long-term debt, less current portion	7,752	7,828
Deferred compensation	8,602	8,296
Other liabilities	6,626	6,546

Total liabilities	112,215	97,062

Stockholders’ Equity:
Common stock, par value $0.00067, 15,000,000 shares Authorized, 7,806,281 and 7,913,679 shares issued and outstanding at December 31, 2004 and September 30, 2004, respectively	5	5
Retained Earnings	91,044	88,950
Accumulated other comprehensive income (loss)	65	(19)
Unearned compensation	(2,419)	(2,161)

Total stockholders’ equity	88,695	86,775

Total liabilities and stockholders’ equity	$200,910	$183,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PBSJ CORPORATION

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATION

(in thousands, except per share amounts)

	Three Months Ended December 31,
	2004	2003
	(Unaudited)
Earned revenue:
Engineering fees	$135,264	$103,495
Direct expenses	37,894	21,270

Net earned revenue	97,370	82,225

Costs and expenses:
Direct salaries	34,870	29,228
General and administrative expenses	54,036	46,726

Total costs and expenses	88,906	75,954

Operating income	8,464	6,271

Other income (expenses):
Interest expense	(174)	(237)
Other, net	102	487

Total other income (expenses)	(72)	250

Income before income taxes	8,392	6,521

Provision for income taxes	3,506	2,869

Net income	$4,886	$3,652

Net income per share:
Basic	$0.66	$0.50

Diluted	$0.62	$0.47

Weighted average shares outstanding:
Basic	7,381	7,368

Diluted	7,835	7,838

The accompanying notes are an integral part of these condensed consolidated financial statements

THE PBSJ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS

(in thousands)

	Three months ended December 31,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$4,886	$3,652
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Other	—	(162)
Increase in cash surrender value of life insurance	(16)	(16)
Depreciation and amortization	2,084	2,228
Gain on sale of property	(12)	(31)
Provision for bad debt and unbillable amounts	1	50
Provision for deferred income taxes	11,663	365
Provision for deferred compensation	452	329
Change in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(10,655)	(131)
Decrease (increase) in unbilled fees and billings in excess of cost	(663)	5,604
Increase in other current assets	(4,538)	(3,048)
Increase in other assets	(288)	(31)
Decrease in accounts payable and accrued expenses	(17,061)	(4,462)
Decrease in accrued vacation	(1,166)	(1,296)
Increase in book overdraft	1,111	—
(Decrease) Increase in other liabilities	293	218

Net cash (used in) provided by operating activities	(13,909)	3,269

Cash flows from investing activities:
Investment in life insurance policies	(139)	(142)
Acquisitions, net of cash acquired	(397)	—
Additional cash paid for Wei Koo	(7)	—
Sale of property and equipment	16	34
Purchase of property and equipment	(1,985)	(2,830)

Net cash used in investing activities	(2,512)	(2,938)

Cash flows from financing activities:
Borrowings under line of credit	13,234	44,400
Principal payments under line of credit	—	(43,618)
Principal payments under notes and mortgage payable	(72)	(505)
Proceeds from sale of common stock	3,960	3,323
Purchase of common stock	(3,497)	(5,069)

Net cash provided by (used in) financing activities:	13,625	(1,469)

Net decrease in cash and cash equivalents	(2,796)	(1,138)

Cash and cash equivalents at beginning of period	2,796	3,290

Cash and cash equivalents at end of period	$—	$2,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the interim reporting rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the interim period contain all adjustments necessary to present fairly the financial position of The PBSJ Corporation (the “Company”) as of December 31, 2004 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2004. The accounting policies followed for interim financial reporting are the same as disclosed in Note 1 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. The results of operations for the three-month period ended December 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year.

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

A reconciliation of the number of shares used in computing basic and diluted earnings per share follows:

	Three months ended December 31,
	2004	2003
Weighted average shares outstanding - Basic	7,381,264	7,368,383
Effect of dilutive unvested restricted stock	454,153	469,494

Weighted average shares outstanding - Diluted	7,835,417	7,837,877

Revenue Recognition

In the course of providing its services, the Company routinely incurs direct expenses such as sub-contracts for services. Indirect expenses are recorded on an accrual basis and are allocated to contracts based on an overhead rate. In addition, the Company also includes pass-through costs on cost-plus contracts, which are customer-reimbursable materials, equipment and sub-contractor costs when the Company determines that it is responsible for engineering specification, procurement and management of such cost components on behalf of the customer. These direct expenses are principally passed through to the Company’s clients with minimal or no mark-up and are included in the Company’s gross revenues. The Company reports net earned revenue, which is reflected as gross revenue less direct expenses. For cost-plus and time and material contracts, the Company reports fees earned based on actual labor multiplied by contractual rates or multipliers. For fixed price contracts, the Company reports fees earned on the percentage of completion basis, which includes revenue on the basis of costs incurred to date as a percentage of the total estimated costs. Revenues related to unapproved change orders are not recorded until collected. Anticipated losses, if any, for fixed priced contracts are recognized in total in the period in which they become determinable. Accounts receivable and unbilled fees are presented net of an allowance for doubtful accounts of $1.1 million at December 31, 2004 and September 30, 2004.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period beginning after December 15, 2005, with early adoption encouraged. We are required to adopt SFAS 123R in our first quarter of fiscal 2007, beginning October 1, 2006. The adoption of SFAS 123R is not expected to have a material impact on the Company’s results of operations, financial condition or cash flows.

Capital Structure

The by-laws of the Company require that common stock held by shareholders who terminate employment with the Company be offered for sale at fair market value to the Company, which has right of first refusal. Should the Company decline to purchase the shares, the shares must next be offered to the Company’s profit sharing and employee stock ownership plan at fair market value, and then ultimately to full-time employees of the Company. The by-laws of the Company provide that the fair market value be determined by an appraisal. Other than agreements with certain retired Directors as noted in the Proxy, as of December 31, 2004 and September 30, 2004 there is no outstanding common stock relating to employees no longer employed by the Company.

Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not previously paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock in the foreseeable future. All earnings are retained for investment in our business.

Reclassifications

The condensed consolidated financial statements include certain reclassifications of prior year amounts in order to conform to current year presentation.

2. Commitments and Contingencies:

The Company is involved in legal actions arising in the ordinary course of business. The Company maintains a full range of insurance coverage, including worker’s compensation, general and professional liability (including pollution liability) and property coverage. The Company’s insurance policies may offset some of the amount of loss exposure from legal actions.

As of December 31, 2004, the Company was involved in litigation where plaintiffs allege damages resulting from the Company’s engineering services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract.

As of December 31, 2004 and September 30, 2004, the Company had accruals of approximately $5.4 million and $5.0 million, respectively, for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable and can be reasonably estimated. The Company expects to pay these liabilities over the next one to three years. Management is of the opinion that the liabilities ultimately resulting from such existing and other pending proceedings, lawsuits and claims should not materially affect the Company’s financial position, results of operations or cash flows.

3. Income Taxes:

The income tax provisions were $3.5 million and $2.9 million, or effective tax rates of 41.8% and 44.0%, for the three-month periods ended December 31, 2004 and 2003, respectively. The decrease in the effective tax rate was primarily due to the increase in the valuation allowance for the deferred taxes related to research and development tax credit carry-forwards during the three month period ended December 31, 2003. These research and development tax credit carry-forwards, which expire beginning 2017 through 2022, were approximately $4.6 million and $7.1 million as of December 31, 2004 and September 30, 2004, respectively.

For the past several years, the Company has generated research and development tax credits related to certain qualifying costs. The qualifying costs relate primarily to the Company’s project costs which involved technical uncertainty. These research and development costs were incurred by the Company in the course of providing services generally under long-term client projects, thereby creating costs associated with recognizable revenue under the project. Because the Company has been unable to utilize the entire amount of research and development tax credits it has generated each year, the balance sheet reflect deferred tax assets of $4.7 million at December 31, 2004 and 2003 ($1.9 million and $0.5 million net of corresponding valuation allowance of $2.8 million and $4.2 million at December 31, 2004 and September 30, 2004, respectively) for the unused credit carryforwards. In addition, because of the uncertainty associated with the Company’s ability to utilize these credits in the future, valuation allowances of $2.8 million and $4.2 million at December 31, 2004 and September 30, 2004, respectively, were provided for this deferred tax asset.

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish accruals when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged. We adjust these accruals in light of changing facts and circumstances, such as the progress of a tax audit or current developments in tax law. For that matter, with respect to certain credits for increasing research activities that have been utilized to reduce our income taxes payable reported on tax returns open for examination, we recorded accruals of approximately $6.5 million and $4.6 million at December 31, 2004 and September 30, 2004, respectively,

A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. The Company is not currently under audit by the Internal Revenue Service or any other jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require use of our cash. Favorable resolution would be recognized as a reduction to our effective tax rate in the year of resolution. Our tax accruals are presented in the condensed consolidated balance sheets within accounts payable and accrued expenses.

4. Segment Reporting:

The Company is organized by the services provided to its customers. Under this organizational structure, the Company has four segments: Transportation, Construction Management, Civil Engineering and Environmental.

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

In the Construction Management business segment, we provide a wide range of services as an agent for our clients, including contract administration, inspection, field-testing, scheduling/estimating, instituting project controls and quality assessment. Although we do not construct or build any projects, we may act as the program director of a project whereby on behalf of the owner of the project, we provide scheduling, cost estimating and construction observation services for the project, or our services may be limited to providing construction consulting.

The Civil Engineering business segment provides general civil engineering as well as specialized services to public and private clients. Included in these services are: site engineering and surveys, infrastructure engineering, master planning, disaster mitigation planning and response, asset assessment and management, emergency management and architectural and landscape design.

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

Financial information relating to the Company’s operations by service is as follows (dollars in thousands):

Three Months Ended December 31, 2004

	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$46,245	$20,272	$43,122	$25,625	$135,264
Net earned revenue	35,979	15,423	25,109	20,859	97,370
Operating income	3,145	1,152	3,526	641	8,464
Depreciation and amortization	782	208	544	550	2,084
Total assets	68,688	30,109	64,048	38,063	200,908
Capital expenditures	747	282	477	479	1,985

Three Months Ended December 31, 2003

	Transportation	Construction	Civil	Environmental	Total
Engineering fees	$41,060	$16,679	$19,129	$26,627	$103,495
Net earned revenue	31,101	13,020	16,637	21,467	82,225
Operating income	2,374	1,339	1,603	955	6,271
Depreciation and amortization	793	207	562	666	2,228
Total assets	61,493	24,978	28,648	39,877	154,996
Capital expenditures	1,049	411	560	810	2,830

5. Long-Term Debt (dollars in thousands):

	December 31, 2004	September 30, 2004
Line of credit unused availability of $44,766 and $58,000 at December 31, 2004 and September 30, 2004, respectively.	$13,234	$—

Mortgage note payable due in monthly installments starting on April 16, 2001, with interest, collateralized by real property; unpaid principal due March 16, 2011. Interest at LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. (3.05% and 1.77% at December 31, 2004 and September 30, 2004, respectively).	8,046	8,118

	21,280	8,118
Less current portion	13,528	290

Long-term debt	$7,752	$7,828

The Company has a $58 million line of credit agreement, inclusive of $3 million in letters of credit, with a bank. The expiration date on the line of credit is June 30, 2005. The interest rate (2.90% and 2.34% at December 31, 2004 and September 30, 2004, respectively) ranges from LIBOR plus 50 basis points to prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including minimum levels of net worth, a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The line of credit is collateralized by substantially all of the Company’s assets.

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

The Company was in compliance with all debt covenants at December 31, 2004.

6. Comprehensive Income:

	Three Months Ended December 31,
	2004	2003
Net income	$4,886	$3,652

Other comprehensive income:
Unrealized gain on investment arising during period, net of tax	21	66
Holding gain on interest rate swap agreement, net of tax	63	72

Total other comprehensive income, net of tax	84	138

Comprehensive income	$4,970	$3,790

7. Goodwill:

During the first quarter of fiscal year 2003, the Company adopted SFAS No. 142. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. The required initial impairment test was completed at December 31, 2002 and no impairment was determined. The Company evaluates the realizability of goodwill based upon undiscounted forecasted operating earnings over the remaining amortization period for each investment having a significant goodwill balance. If an impairment in the value of the goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of the goodwill based upon the estimated fair value of the investment. Management believes that no impairment of goodwill exists at December 31, 2004.

The changes in the net carrying amounts of goodwill by segment for the three month periods ended December 31, 2004 are as follows (in thousands):

	Three Months Ended December 31, 2004
	Transportation	Construction	Civil	Environmental	Total
Goodwill, beginning of period	$4,122	$—	$2,187	$8,569	$14,878
Current period acquisition - Croslin	—	—	445	—	445
Other purchase price adjustments	7	—	—	—	7

Goodwill, end of year	$4,129	$—	$2,632	$8,569	$15,330

8. Supplemental Cash Flow Information ( in thousands):

	Three Months Ended December 31,
	2004	2003
Cash paid during the year for:
Interest	$173,740	$236,989
Income taxes	111,131	85,129

Details of acquisitions:
Fair value of assets acquired	$720	$—
Goodwill and intangible assets	445	—
Liabilities assumed	(285)	—

Purchase Price	880	—
Less: stock issued and other payables	(330)	—

Cash paid for acquisitions	$550	$—

9. Acquisition:

On October 1, 2004, the Company acquired 100% of the stock of Croslin Associates, Inc. (“Croslin”) for a purchase price of $727,000, net of cash acquired of $153,000, comprised of $397,000 in cash, $30,000 held in escrow and 11,111 shares of the Company’s common stock valued at $300,000. The value of the common stock was based on the appraised value of the stock at September 30, 2004. The purchase price has been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $1.17 million, including approximately $445,000 of goodwill, all of which is deductible for tax purposes, and liabilities of $285,000. Management believes the acquisition of Croslin contributes to the Company’s goal of enhancing its presence in the cities of Austin and Harlingen, Texas. Croslin specializes in architectural services. The results of operations of the acquisition is included form the date of the acquisition. The pro forma impact of the acquisition is not material to reported historical operations.

On February 1, 2005, the Company acquired 100% of the stock of Land and Water Consulting, Inc. (LWC) for $1.4 million comprised of $486,000 in cash and 33,862 shares of the Company’s common stock valued at $914,286. LWC is an environmental consulting firm in Montana.

10. Subsequent Events:

At the annual meeting of the shareholders held on January 28, 2005, the shareholders approved a proposal to authorize the Company to execute an agreement with the Company’s retiring Chairman of the Board of Directors and CEO to allow him to retain his 138,607 shares of the Company’s stock, exclusive of his shares owned through the Company’s Employee Profit Sharing and Stock Ownership Plan and Trust (ESOP), upon retirement and offer for sale the shares, in blocks of 46,000, 46,000 and 46,607 shares in February 2005, 2006 and 2007, respectively, at a price determined at the valuation at the fiscal year end immediately preceding the redemption period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase an understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q, as well as the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from our Annual Report filed on Form 10-K for the fiscal year ended September 30, 2004.

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

Results of Operations

The following table sets forth the percentage of net earned revenue represented by the items in our consolidated statements of operations:

	Three Months Ended December 31,
	2004	2003
Engineering fees	138.9%	125.9%
Direct expenses	38.9	25.9

Net earned revenue	100.0	100.0
Costs and expenses:
Direct salaries	35.8	35.5
Indirect Salaries	20.2	20.5
General and administrative expenses	35.3	36.4

Operating income	8.7	7.6
Interest expense	(.2)	(.3)
Other, net	.1	.6

Income before income taxes	8.6	7.9
Provision for income taxes	3.6	3.5

Net income	5.0%	4.4%

A summary of operating results is as follows for each of the three months ended December 31 (dollars in thousands):

	2004	2003
Engineering fees	$135,264	$103,495
Direct expenses	37,894	21,270

Net earned revenue	97,370	82,225
Costs and expenses	88,906	75,954

Operating income	8,464	6,271
Other income (expenses)	(72)	250
Provision for income taxes	3,506	2,869

Net income	$4,886	$3,652

Overview

Business Overview

We provide services to both private and public sector clients, with the public sector comprising approximately 79% of our revenues. Our business is divided in four segments, consisting of Transportation, Civil Engineering, Construction Management and Environmental. During the three months ended December 31, 2004, the Civil Engineering segment experienced significant growth. The growth in the Civil Engineering segment was fueled by large disaster response projects as a result of the hurricanes that hit Florida in August and September and growth in the segment’s homeland security program. Three of our four business segments experienced increased volumes in backlog at December 31, 2004, as compared to September 30, 2004.

We earn revenue for time spent on projects, in addition to certain direct costs of our projects, such as blueprints and sub-contractor expenses. The fluctuation in direct costs, specifically sub-contractor costs, will influence our net earned revenue. For instance, our Civil Engineering segment experienced a significant increase in sub-contractor costs related to the disaster response projects. As a result, Civil’s net earned revenue grew at a lesser rate than its engineering fees, since more work was being performed by subcontractors. During the three months ended December 31, 2004, there was an increase in the number of our employees who were primarily technical professionals, whose billable labor gets charged back to our clients, thereby increasing the amount of fees we earned. As chargeability of our technical professionals’ time increases, direct labor costs increase along with it, while indirect labor costs decrease, as more of the technical staff’s time worked is being charged back to our clients.

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

During fiscal 2004 and in the three months ended December 31, 2004, the economy entered a period of slow recovery with improving private sector corporate profitability, while investment in residential housing development continued at high rates. Federal spending remained strong especially in the area of national defense, which increased opportunity and fortified our strategy for greater balance between the public and private sectors. The state and local government markets remained weak but the market for our specialized services in the area of risk and emergency management strengthened due in part to hurricanes and wild fires. Near term expectations are for the Federal Department of Defense and Homeland Security sectors to remain strong. As the economy expands its recovery, the private sector will strengthen. State and local government markets will remain weak but will improve as increased tax revenue from private sector recovery trickles into the government sector.

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

Segment Results of Operations

Our businesses are reported as four segments, reflecting our management methodology and structure. The accounting policies of the segments are the same as those described in the footnotes to the accompanying condensed consolidated financial statements. We evaluate performance based on operating profit of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for the three months ended December 31, 2004 as compared to 2003.

	Three months ended December 31,
	2004	% of NER	2003	% of NER
Transportation
Engineering fees	$46,245	128.5%	$41,060	132.0%
Direct expenses	10,266	28.5	9,959	32.0
Net earned revenue (NER)	35,979	100.0	31,101	100.0
Direct salaries	12,839	35.7	11,206	36.0
Indirect salaries	7,162	19.9	6,479	20.8
General and administrative	12,833	35.7	11,042	35.5
Total costs and expenses	32,834	91.3	28,727	92.4
Operating income	3,145	8.7	2,374	7.6

Construction
Engineering fees	$20,272	131.4%	$16,679	128.1%
Direct expenses	4,849	31.4	3,659	28.1
Net earned revenue	15,423	100.0	13,020	100.0
Direct salaries	6,247	40.5	5,178	39.8
Indirect salaries	2,899	18.8	2,132	16.4
General and administrative	5,125	33.2	4,371	33.6
Total costs and expenses	14,271	92.5	11,681	89.7
Operating income	1,152	7.5	1,339	10.3

Civil Engineering
Engineering fees	$43,122	171.7%	$19,129	115.0%
Direct expenses	18,013	71.7	2,492	15.0
Net earned revenue	25,109	100.0	16,637	100.0
Direct salaries	8,845	35.2	5,839	35.1
Indirect salaries	4,637	18.5	3,094	18.6
General and administrative	8,101	32.3	6,101	36.7
Total costs and expenses	21,583	86.0	15,034	90.4
Operating income	3,526	14.0	1,603	9.6

Environmental
Engineering fees	$25,625	122.8%	$26,627	124.0%
Direct expenses	4,766	22.8	5,160	24.0%
Net earned revenue	20,859	100.0	21,467	100.0
Direct salaries	6,939	33.3	7,005	32.6
Indirect salaries	4,946	23.7	5,142	24.0
General and administrative	8,333	39.9	8,365	39.0
Total costs and expenses	20,218	96.9.	20,512	95.6
Operating income	641	3.1	955	4.4

Engineering fees for the three month period ended December 31, 2004, were $135 million compared to $103 million in same period in 2003, representing a 30.7% increase. The majority of the increase was in the Civil Engineering and Transportation segments. Engineering fees from Civil Engineering services increased 125% to $43.1 million from $19.1 million. Civil Engineering’s increases are due primarily to large disaster response projects related to the 2004 hurricanes in Florida and growth in our homeland security program. Revenues related to the Florida hurricane projects were to $25.0 million for the three months ended December 31, 2004. Revenues in the Civil engineering segment also increased due to the acquisition of Croslin on October 1, 2004. Revenues from the Croslin, following acquisition amounted to approximately $360,000 for the three month period ended December 31, 2004. In the Transportation segment, engineering fees increased $5.2 million or 16.6% to $46.2 million from $41.1 million. This increase is primarily due to the acquisitions of Triline and W. Koo and Associates during the 2004 fiscal year and growth in the Texas Turnpike project. Revenues from the Triline and W. Koo, following acquisition, amounted to $1.2 million and $1.8 million, respectively, during the three months ended December 31, 2004. Engineering fees from our Construction Management segment increased to $20.3 million from $16.7 million, an increase of 21.5%. The increase in our Construction Management fees relates primarily to several large projects with existing clients including several state departments of transportation. The biggest growth arose out of an acceleration of Texas Turnpike Authority (“TTA”) projects. TTA work required the addition of more than 100 full time technical employees. We were awarded the program to manage $800 million in turnpike construction management, but plans had to be developed before our work could begin. Due to efforts by our Right of Way and Utility teams, the projects began six months early, resulting in the construction management staff growth over previous years. The later stages of construction management work typically require a full technical staff, plus temporary technical help, as well as a significant amount of overtime. The Construction Management segment also benefited from the disaster response projects that resulted from the hurricanes that hit Florida in 2004. Engineering fees decreased slightly in our Environmental services market to $25.6 million from $26.6 million, a decrease of 3.8%. The slight decrease was primarily due to approximately $800,000 of deferred revenue recognized in the three months ended December 31, 2003 related to a project completed in fiscal year ended September 30, 2003 but recognized in the first quarter of fiscal 2004 due to an uncertainty regarding the collection. The decrease in Environmental engineering fees was also due to the FEMA project, which began to wind down in early fiscal 2004.

Net earned revenue was $97.4 million during the three month period ended December 31, 2004 as compared to $82.2 million for the same period in 2003, representing an increase of 18.4%. This increase was directly related to the increase in engineering fees. In addition, the change in our net earned revenue is affected by the fluctuation in our direct expenses. Direct expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, travel and sub-consultant expenses. As a percentage of net earned revenue, direct expenses increased to 38.9% for the three months ended December 31, 2004 from 25.9% for the same period in 2003. This increase was driven primarily by the Civil Engineering segment. Direct expenses in the Civil Engineering segment increased as a percentage of revenue to 71.7% from 15.0%. The increase was due to the disaster response projects related to the Florida hurricanes which were performed primarily by sub-consultants and required significant out-of-pocket expenses for travel and lodging. In our Construction Management segment, direct expenses as a percentage of net earned revenue increased to 31.4% from 28.1% primarily due to increased use of sub-consultants on the TTA project due to contract requirements for the use of disadvantaged business enterprise firms. Direct expenses for our transportation segment decreased as a percentage of net earned revenue to 28.5% from 32.0%. The decrease primarily resulted from decreased use of sub consultants. Our Environmental segment also showed a decrease in direct expenses as a percentage of net earned revenue to 22.8% from 24.0%. The decrease was a result of a decreased use of subconsultants.

Operating income was $8.5 million for the three months ended December 31, 2004 as compared to $6.3 million for the same period in 2003, representing an increase of 33.8%. Operating income, as a percentage of net earned revenue, increased to 8.7% for the three months ended December 31, 2004 from 7.6% during the same period in 2003. The Civil Engineering and Transportation segments experienced an increase in operating income compared to the prior year and increases in operating income as a percentage of net earned revenue. These were driven by improvements in revenue and chargeability, due in part to the large disaster response projects and significant increases in work volume with DOTs as a result of increased funding sources available to the states. In addition, the Civil Engineering and Transportation segments had a reduction in costs and expenses, as a percentage of net earned revenue, as a result of the improvements in chargeability, which allowed for less growth in the indirect labor costs. As explained previously, as chargeability improves or increases, we are able to bill more of our labor costs to clients, called direct labor, thereby improving our profit margin. These increases were partially offset by decreases in operating income as a percentage of net earned revenue experienced by Construction and Environmental. The decrease in Environmental’s operating income was due primarily to the recognition of deferred revenue in the first quarter of fiscal 2004 explained previously. There were no costs associated with the revenue recognized and therefore the revenue amount directly increased operating income for the period. The decrease in Construction’s operating income was due to decreased chargeability and increases in other costs and expenses, primarily indirect labor, as a percentage of net earned revenue. Additionally, the decrease in Construction’s operating income was due to approximately $500,000 of revenue being deferred pending receipts of signed supplemental agreements and payments of invoices. This revenue will be recognized once these contingencies are resolved.

Costs and expenses consist of direct salaries that are chargeable to clients and general and administrative expenses. Direct salaries were $34.9 million for the three month period ended December 31, 2004, as compared to $29.2 million for the same period in 2003, representing an increase of 19.3%. This increase is directly related to the increase in engineering fees and chargeability. As a percentage of net earned revenue, direct salaries increased slightly, to 35.8% during the three month period ended December 31, 2004 from 35.5% for the same period in 2003. Direct salaries in the Construction Management segment increased 20.6%, and as a percentage of revenue, increased to 40.5% from 39.8%. This increase is due to significant growth in the western United States as a result of new projects, and the addition of experienced staff for work with existing clients, such as TTA and Arkansas DOT. Direct salaries in the Environmental segment increased as a percentage of revenue to 33.3% from 32.6%. This increase was due to the decrease in revenue due to the $800,000 of deferred revenue recognized in the three months ended December 31, 2003. This additional revenue in the first quarter of fiscal 2004 had no associated direct labor costs and therefore decreased the percentage of direct labor to net earned revenue for the quarter. The increase as a percentage of revenue in the Construction Management and Environmental segments was offset by slight decreases in Transportation. For our Civil Engineering segment, direct salaries, as a percentage of net earned revenue, remained fairly constant, increasing slightly to 35.2% for the three month period ended December 31, 2004 from 35.1% for the same period in 2003.

The other component of costs and expenses is general and administrative expenses, which consists of indirect labor and other overhead costs incurred in operations. Indirect labor increased 16.4% to $19.6 million during the three month period ended December 31, 2004 from $16.9 million for the same period ended 2003. Indirect labor as a percentage of net earned revenue was 20.2% for the three month period ended December 31, 2004 as compared to 20.5% for the same period in 2003. Transportation and Civil Engineering experienced a decrease in indirect labor as a percentage of net earned revenue as a result of improved chargeability from new projects including the hurricane relief efforts. As chargeability increases, and as more of the technical staff’s time worked is being charged back to clients, direct labor increases and indirect labor decreases. Environmental had a slight decrease in indirect labor as a percentage of net earned revenue due to a decrease in the labor base and an emphasis on value pricing. Construction experienced an increase in indirect labor as a percentage of net earned revenue as a result of the decrease in chargeability due to increased winter weather related work stoppages compared to the same period in 2003, a focus on marketing and an increase in personnel for anticipated growth in the segment in fiscal 2005.

Other overhead costs increased 15.2%, to $34.4 million for the year ended December 31, 2004 from $29.9 million during same period in 2003. The majority of the increase was related to the growth in engineering fees, as explained above. For the three months ended December 31, 2004, other overhead costs, as a percentage of net earned revenue, were 35.3% compared to 36.3% during the same period ended 2003. This improvement was primarily related to slower growth in overhead costs within our Civil Engineering segment, as compared to the growth in the net earned revenue within that segment. The slower growth in overhead costs was because the disaster response projects required the use of several hundred part time temporary technical professionals who did not receive fringe benefits, such as health benefits and paid time off. Our Construction segment also experienced a decrease in other overhead costs as a percentage of net earned revenue. This decrease, to 33.2% from 33.6%, was due to other overhead expenses remaining stable as the labor base and revenue increased due to the TTA project. The Environmental segment experienced a slight increase in other overhead costs as a percentage of net earned revenue due the deferred revenue recognized in the first quarter of fiscal 2004 previously described. This additional revenue decreased the percentage of other overhead costs to net earned revenue for the quarter. Other overhead costs as a percentage of net earned revenue remained stable compared to the prior year for our transportation segment.

Consolidated Results

Net Income:

Net income was $4.9 million and $3.7 million for the three-month periods ended December 31, 2004 and 2003, respectively. The percentage of net income to net earned revenue increased to 5.0% for the three months ended December 31, 2004 from 4.4% for the same period in 2003. The 33.8% increase in net income was a result of increased revenue primarily from the disaster response projects related to the Florida hurricanes and improved cost control. As a result of improved cost control and improved profitability, indirect labor and general and administrative expenses increased by a lesser percentage than net earned revenue. In addition, as a percentage of net earned revenue, general and administrative costs decreased to 55.5% in the three months ended December 31, 2004 from 56.8% in the same period in 2003. As mentioned previously, the disaster recovery projects within our Civil Engineering segment, required us to add several hundred part time temporary technical professionals who did not receive fringe benefits such as health insurance and paid time off, therefore contributing to a temporary reduction in our general and administrative costs as a percentage of net earned revenue.

Income Taxes:

The income tax provisions were $3.5 million and $2.9 million, or effective tax rates of 41.8% and 44.0%, for the three-month periods ended December 31, 2004 and 2003, respectively. The decrease in the effective tax rate was primarily due to the increase in the valuation allowance for the deferred taxes related to research and development tax credit carry-forwards during the three month period ended December 31, 2003. These research and development tax credit carry-forwards, which expire beginning 2017 through 2022, were approximately $4.6 million and $7.1 million as of December 31, 2004 and September 30, 2004, respectively.

For the past several years, the Company has generated research and development tax credits related to certain qualifying costs. The qualifying costs relate primarily to the Company’s project costs which involved technical uncertainty. These research and development costs were incurred by the Company in the course of providing services generally under long-term client projects, thereby creating costs associated with recognizable revenue under the project. Because the Company has been unable to utilize the entire amount of research and development tax credits it has generated each year, the balance sheet reflect deferred tax assets of $4.7 million at December 31, 2004 and 2003 ($1.9 million and $0.5 million net of corresponding valuation allowance of $2.8 million and $4.2 million at December 31, 2004 and September 30, 2004, respectively) for the unused credit carryforwards. In addition, because of the uncertainty associated with the Company’s ability to utilize these credits in the future, valuation allowances of $2.8 million and $4.2 million at December 31, 2004 and September 30, 2004, respectively, were provided for this deferred tax asset.

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish accruals when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged. We adjust these accruals in light of changing facts and circumstances, such as the progress of a tax audit or current developments in tax law. For that matter, with respect to certain credits for increasing research activities that have been utilized to reduce our income taxes payable reported on tax returns open for examination, we recorded accruals of approximately $6.5 million and $4.6 million at December 31, 2004 and September 30, 2004, respectively.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities totaled $13.9 million for the three months ended December 31, 2004 as compared to net cash provided by operating activities of $3.3 million for the same period in 2003. The decrease primarily resulted from the payment of bonuses and discretionary contributions to our profit sharing plan of approximately $17 million which were accrued at September 30, 2004 and an increase in accounts receivable.

Approximately 90% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contracts. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. Unbilled fees increased slightly to $53.5 million at December 31, 2004 from $53.2 million at September 30, 2004. The number of days outstanding for unbilled fees was 31 days and 37 days at December 31, 2004 and September 30, 2004, respectively. By comparison, according to PSMJ Resources, Inc., the average days outstanding for unbilled fees for design firms of a comparable size was 27.9 days in 2004 and 29.7 days in 2003.

Accounts receivable increased 17%, to $75.5 million at December 31, 2004, from $64.5 million at September 30, 2004. The increase was directly related to the increase in revenues for the period. The allowance for doubtful accounts remained the same at $1.1 million for September 30, 2004 and December 31, 2004. The number of day’s sales outstanding for accounts receivable was approximately 44 days and 46 days at December 31, 2004 and September 30, 2004, respectively. According to PSMJ Resources, Inc. the average days sales accounts receivables for design firms of comparable size to us was 75.1 days in 2004 and 66.5 days in 2003.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.5 million and $2.9 million for the three months ended December 31, 2004 and December 31, 2003, respectively. Investing activity was primarily related to fixed asset purchases, such as survey equipment, computer equipment, furniture and leasehold improvements. On October 1, 2004 we acquired 100% of the stock of Croslin and Associates, Inc. for a purchase price of $727,000, net of cash acquired, comprised of $397,000 in cash, $30,000 held in escrow and 11,111 shares of the Company’s common stock valued at $300,000.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2004 was $13.6 million, as compared to net cash used in financing activities of $1.5 million for the same period in 2003. The increase in cash provided by financing activities is attributable to an increase in borrowings under or line of credit of $13.2 million which was used to pay bonuses and the discretionary contribution to our profit sharing plan.

Capital Resources

As of December 31, 2004, the Company had a $58 million revolving line of credit agreement, inclusive of $3 million in letters of credit, with a bank. The revolving line of credit expires June 30, 2005. Pending the lender’s consent, we plan on amending our line of credit agreement to extend the expiration date to October 1, 2007, for the same amount. Although our most significant source of cash is historically from operations, in the event that cash flows from operations are insufficient to cover our working capital needs, we would access our revolving line of credit facility. Future cash sources are anticipated to fund operations, general corporate purposes and small acquisitions. Based upon our cash flow from operations and our revolving line of credit discussed above, we believe that we have access to adequate financial resources to fund our contractual obligations and fund our operations in 2005 and beyond, including working capital requirements, capital expenditures and potential future acquisitions.

The interest rate (2.90% and 2.34% at December 31, 2004 and September 30, 2004, respectively) on the revolving line of credit ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 and 3.0. The amounts outstanding under the revolving line of credit were $13.2 million and $0 as of December 31, 2004 and September 30, 2004, respectively. The increase in the line of credit was directly related to the reduction in accounts payable and the payment of employee bonuses and the discretionary contribution to our profit sharing plan related to fiscal year 2004.

On March 19, 2001, we entered into a mortgage note of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the note is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the note on March 16, 2011. The effective interest rate on the mortgage note was 3.05% and 1.77% at December 31, 2004 and September 30, 2004, respectively. The mortgage note is collateralized by our office building located in Orlando, Florida. We use an interest rate swap to manage risks associated with interest rate fluctuations on our long term debt. The interest rate swap converts the floating interest rate on the note payable to a fixed rate of 6.28%.

Our capital expenditures are generally for purchases of property and equipment. The Company spent $2.0 million and $2.8 million on such expenditures for the three months ended December 31, 2004 and 2003, respectively.

As the Company often does each year, a stock offering will take place during the three-month period ending March 31, 2005. During this offering, there will be 3,000,000 shares of the Company’s common stock available for sale to all full time employees of the Company, pursuant to The PBSJ Corporation Stock Ownership Plan.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. We are required to adopt SFAS 123R in our fourth quarter of fiscal 2005, beginning July 1, 2005. The adoption of SFAS 123R is not expected to have a material impact on the Company’s results of operations, financial condition or cash flows.

Critical Accounting Policies

For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended September 30, 2004.

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

The interest rate (2.90% and 2.34% at December 31, 2004 and September 30, 2004, respectively) on our revolving line of credit and term loan ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The Company mitigates interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit or term loan. As of September 30, 2004, the fair value of the debt is consistent with the outstanding principal balance.

The interest rates under our revolving line of credit and term loan are variable. To the extent that we have borrowings outstanding, there may be market risk relating to the amount of such borrowings, however, our exposure is minimal due to the short-term nature of these borrowings.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures:

Our management, with the participation of John B. Zumwalt, III, our Chief Executive Officer, and W. Scott DeLoach, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report and each has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

At the annual meeting of the shareholders held on January 28, 2005, our shareholders approved three amendments to our by-laws that modify the rights of the holders of our Common Stock. Our by-laws have been amended to allow part-time regular employees to own company stock in an amount not to exceed three times the part-time regular employee’s stated annual salary. The full text of our amended by-laws is attached as an exhibit hereto. The above description is a summary of the amendments to our by-laws and is qualified in its entirety by the provisions of our amended by-laws.

Issuer Purchases of Equity Securities for Quarter Ended December 31, 2004

	Total Number Of Shares Bought Back By the Company	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of shares That May be Purchased Under the Plans or Programs
	125,746	$27.00	N/A	N/A
	5,650	$22.50	N/A	N/A

Total	131,396	$26.81	N/A	N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Corporate Bylaws dated February XX, 2005 *

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act.*

31.3	Chief Operating Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.3	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

(b)	Reports on Form 8-K

Report filed on Form 8-K for February 3, 2005

On January 28, 2005, at the Company’s annual stockholders’ meeting, the Company announced the following changes to its Directors and Officers:

Mr. John B. Zumwalt III has been appointed as its new Chairman of the Board and CEO, replacing Mr. Richard A. Wickett, who still resides as a member of the Company’s Board of Directors.

Robert J. Paulsen, has been named as Vice Chairman, replacing Mr. Zumwalt in that position.

Todd J. Kenner will assume the President’s role, replacing Mr. Zumwalt.

Kathryn J. Wilson has now been appointed, Treasurer, replacing Mr. Wickett. Ms. Wilson remains as Controller and Assistant Secretary.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The PBSJ Corporation

Dated: February 14, 2005	By	/s/ W. Scott DeLoach
W. Scott DeLoach
Chief Financial Officer

Dated: February 14, 2005	By	/s/ John B. Zumwalt, III
John B. Zumwalt, III
Chief Executive Officer and President

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Corporate Bylaws dated January 28, 2005 *

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act.*

31.3	Chief Operating Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.3	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith