Form 10-Q/A
period 2004-12-31
PBSJ CORP /FL/
filed 2007-01-29
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

5300 West Cypress Street, Suite 200

Tampa, Florida 33607

(Address of principal executive offices)

(813) 282-7275

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer    ☐  Accelerated filer    ☒  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of March 31, 2005 there were 6,812,200 shares of Common Stock, $.00067 par value per share, outstanding. There is no public trading market for the registrant’s common stock.

Explanatory Paragraph

We have restated our previously issued unaudited condensed consolidated financial statements as of December 31, 2004 and September 30, 2004 and for the three month periods ended December 31, 2004 and 2003, respectively, in this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 originally filed with the Securities and Exchange Commission (“SEC”) on February 14, 2005 (“Form 10-Q”). We have restated our previously issued condensed consolidated financial statements and related notes to the condensed consolidated financial statements primarily to reflect adjustments relating to the effects of the misappropriation and related concealment accounting and the correction of revenue amounts charged to certain of our government clients due to errors in our overhead rates, in addition to certain other adjustments more fully described in Note 1 to our restated condensed consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-Q/A.

We have not amended and will not be amending our previously filed Annual Reports on Form 10-K for the restatement, and accordingly the consolidated financial statements and related financial statement information contained in those Annual Reports should no longer be relied upon. The financial statements and related financial data contained in those Annual Reports are, however, superseded by the financial statements and related financial data included in our 2005 Form 10-K, which includes fiscal 2004 and 2003 presented on a restated basis, being filed simultaneously with the filing of this Form 10-Q/A. This Form 10-Q/A should be read in conjunction with our 2005 Form 10-K and other filings we have made with the SEC since the date of the original filing of the Form 10-Q

All the information in this Form 10-Q/A is as of December 31, 2004 and does not reflect any subsequent information or events other than the restatement and related matters as discussed in Note 1 to the condensed consolidated financial statements appearing in this Form 10-Q/A. For the convenience of the reader, this Form 10-Q/A sets forth the originally filed Form 10-Q in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement, and no other information in the Form 10-Q is amended hereby as a result of the restatement:

•	Part I, Item 1, Financial Statements

•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4, Controls and Procedures

•	Part II, Item 1, Legal Proceedings

•	Part II, Item 1A, Risk Factors

•	Part II, Item 6, Exhibits

In accordance with applicable SEC rules, this Form 10-Q/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, and 32.1.

THE PBSJ CORPORATION

Form 10-Q/A

For the Quarterly Period Ended December 31, 2004

ITEM 1. Financial Statem ents

THE PBSJ CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(Amounts in thousands, except shares and per share amounts)	December 31, 2004	September 30, 2004
	(As Restated See Note 1)	(As Restated See Note 1)
Assets
Current Assets:
Cash and cash equivalents	$83	$1,910
Marketable securities at fair value	608	573
Accounts receivable, net	73,501	60,445
Unbilled fees	62,541	67,175
Shareholder subscription receivable	—	3,929
Other current assets	5,883	2,166

Total current assets	142,616	136,198
Property and equipment, net	34,162	33,913
Cash surrender value of life insurance	8,529	8,228
Deferred income taxes	5,458	7,797
Goodwill	14,801	14,390
Intangible assets, net	2,908	3,268
Other assets	866	571

Total assets	$209,340	$204,365

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$50,195	$65,771
Accrued reimbursement liability	26,568	24,119
Current portion of long-term debt	13,528	290
Current portion of capital leases	265	240
Accrued vacation	7,484	8,614
Billings in excess of costs	3,397	3,388
Book overdraft	3,198	—
Deferred income taxes	15,964	13,483

Total current liabilities	120,599	115,905
Long-term debt, less current portion	7,752	7,828
Capital leases, less current portion	461	444
Deferred compensation	10,926	10,683
Other liabilities	5,754	6,802

Total liabilities	145,492	141,662

Stockholders’ Equity:
Common stock, par value $0.00067, 15,000,000 shares authorized, 7,806,281 and 7,913,680 shares issued and outstanding at December 31, 2004 and September 30, 2004, respectively	5	5
Retained Earnings	68,419	67,066
Accumulated other comprehensive loss	(2,019)	(2,053)
Unearned compensation and other	(2,557)	(2,315)

Total stockholders’ equity	63,848	62,703

Total liabilities and stockholders’ equity	$209,340	$204,365

The accompanying notes are an integral part of these condensed consolidated financial statements

THE PBSJ CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
(Amounts in thousands, except per share amounts)	2004	2003
	(As Restated See Note 1)	(As Restated See Note 1)
Earned revenues:
Engineering fees	$127,617	$101,836
Direct reimbursable expenses	35,126	21,121

Net earned revenues	92,491	80,715

Costs and expenses:
Direct salaries and direct costs	34,994	29,491
General and administrative expenses, including indirect salaries	47,841	45,346
Misappropriation loss	1,954	584

Total costs and expenses	84,789	75,421

Operating income	7,702	5,294

Other income (expenses):
Interest expense	(515)	(420)
Other, net	55	207

Total other income (expenses)	(460)	(213)

Income before income taxes	7,242	5,081
Provision for income taxes	3,097	2,455

Net income	$4,145	$2,626

Net income per share:
Basic	$0.56	$0.36

Diluted	$0.53	$0.34

Weighted average shares outstanding:
Basic	7,381	7,368

Diluted	7,835	7,838

The accompanying notes are an integral part of these condensed consolidated financial statements

THE PBSJ CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
(Dollars in thousands)	2004	2003
	(As Restated See Note 1)	(As Restated See Note 1)
Cash flows from operating activities:
Net income	$4,145	$2,626
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Other	—	31
Increase in cash surrender value of life insurance	(160)	(208)
Depreciation and amortization	2,468	2,310
Gain on sale of property and equipment	(12)	(31)
Provision for bad debt and unbillable amounts	1	50
Provision (benefit) for deferred income taxes	4,422	366
Provision for deferred compensation	406	60
Change in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(12,750)	(15)
Decrease in unbilled fees and billings in excess of costs	4,762	5,560
Increase in other current assets	(4,267)	(3,048)
Increase (decrease) in other assets	(288)	53
Decrease in accounts payable and accrued expenses	(15,742)	(4,410)
Increase in accrued reimbursement liability	2,449	1,764
Increase in book overdraft	3,198	654
Decrease in accrued vacation	(1,151)	(1,296)
Decrease in other liabilities	(882)	(165)

Net cash provided by (used in) operating activities	(13,401)	4,301

Cash flows from investing activities:
Investment in life insurance policies	(140)	(15)
Acquisitions and purchase price adjustments, net of cash acquired	138	(3)
Purchases of marketable securities	(5)	—
Proceeds from the sale of property and equipment	16	34
Purchases of property and equipment	(1,900)	(2,924)

Net cash used in investing activities	(1,891)	(2,908)

Cash flows from financing activities:
Borrowings under line of credit	13,234	44,400
Payments under line of credit	—	(43,618)
Principal payments under notes and mortgage payable	(72)	(505)
Principal payments under capital lease obligations	(160)	(9)
Common stock:
Proceeds from sale	3,960	3,323
Payments for repurchases	(3,497)	(5,069)

Net cash provided by (used in) financing activities	13,465	(1,478)

Net decrease in cash and cash equivalents	(1,827)	(85)

Cash and cash equivalents at beginning of period	1,910	166
Cash and cash equivalents at end of period	$83	$81

Non-cash investing and financing activities:
Property and equipment financed under capital leases	$118	$53
Change in fair value of marketable securities available for sale	$30	$66

The accompanying notes are an integral part of these condensed consolidated financial statements

The PBSJ Corporation

Notes to Condensed Consolidated Financial Statements

1. Restatement

Misappropriation of Funds

In March 2005, subsequent to the issuance of the Company’s 2004 financial statements, we discovered misappropriations of Company funds by our former Chief Financial Officer and two former employees who worked in our information systems and treasury departments, collectively, (“the participants”). The participants colluded and circumvented controls to misappropriate funds and conceal the misappropriations possibly beginning as early as 1993 until the misappropriations were discovered.

Shortly after this discovery, an investigation sub-committee was formed comprised of the three outside members of our Corporate Audit Committee. These three outside members were subsequently appointed to the Board of Directors and became the three members of the Audit Committee of the Board of Directors. The Audit Committee retained independent counsel to conduct an investigation and advise the Audit Committee in connection with the investigation. The independent counsel retained forensic accountants, including accountants experienced in conducting forensic audits for companies that perform contracts for federal, state and local governments to assist with the investigation.

The investigation team discovered that at least $36.6 million was misappropriated between January 1, 1998 and the discovery of the misappropriations in March 2005. The amount misappropriated prior to January 1, 1998 could not be determined because certain data for the period prior to January 1, 1998 was unavailable. The participants in the embezzlement scheme used several methods to misappropriate the funds while engaging in conduct to conceal the misappropriated amounts. This conduct included among other things, recording and changing normal recurring journal entries and overstating accruals in prior periods to facilitate improper write-offs of misappropriated funds.

The methods that the three participants in the embezzlement scheme used to conceal their activities resulted in the overstatement or understatement of amounts previously reported in our consolidated financial statements. The following table illustrates the impact of recording the misappropriations and reversing the concealment entries and recording the actual impact such entries had on costs and expenses:

(Dollars in thousands)	Three Months Ended December 31,
	2004	2003
	Increase /(Decrease)
Costs and expenses:
General and administrative expenses, including indirect salaries	$(1,269)	$(527)
Misappropriation loss	1,954	584

Total costs and expenses	$685	$57

The misappropriation loss and concealment also resulted in the overstatement of overhead rates which the Company used in connection with certain government contracts. As a result, in these instances, some of our billings to our government clients relied on or incorporated the overstated overhead rates, and as a result, revenues were overstated and we incurred refund obligations to these clients. We have recorded an estimated accrual for the reimbursement to our clients.

Overstatement of Amounts Billed for Overhead

The Company determined that the misappropriation scheme led to the overstatement of overhead rates that the Company used to determine billings in connection with certain of our government contracts. As a result, some of our government clients were overcharged for the Company’s services. During the review of the overhead expenses, the Company identified certain instances of costs erroneously included in our overhead cost pool which were unallowable under applicable regulations and an error in our calculation of our overhead rate, which related to certain general and administrative costs. The Company determined that the unallowable costs and general and administrative expense errors also led to the overstatement of overhead rates which the Company used in connection with certain of its government contracts. As a result, in these instances, some of our billings to our government clients relied on or incorporated the overstated overhead rates.

The Company determined corrected overhead rates considering the impact of the misappropriations and considering the impact of additional errors identified. The Company and its advisors have been working with its government clients to finalize the refund amount. The Company estimates that the total refund amount resulting from the overstated overhead rates is approximately $37.1 million as of fiscal 2005 ($26.1 million as of fiscal 2004), including interest that the Company will generally be required to reimburse its government clients. The Company has recorded a related reduction in revenue, an increase in interest expense and a corresponding liability in each relevant year in its restated financial statements. The impact on the Company’s financial statements from such over-billings is presented below.

The components of the accrued reimbursement liability related to the overstated overhead rates and interest as of December 31, 2004 is as follows:

Beginning retained earnings adjustment related to the overstated overhead rates and the related accrued interest, excluding the effect of income taxes:	$16,662
Year ended September 30, 2004	8,453
Period ended December 31, 2004	2,902

Total	$28,017

As of December 31, 2004 there was approximately $1.4 million and $983,000 of over billings recorded as a reduction of accounts receivable and unbilled fees and as of September 30, 2004 there was approximately $1.1 million and $869,000 of over billings recorded as a reduction of accounts receivable and unbilled fees, respectively, in our condensed consolidated balance sheets, as such amounts had not yet been collected from our clients. Prior to the restatement adjustments, the Company had approximately $951,000 and $863,000 accrued for a client reimbursement now included in our accrued reimbursement liability at December 31, 2004 and September 30, 2004, respectively.

The adjustments related to our condensed consolidated statements of operations are as follows:

(Dollars in thousands)	Three Months Ended December 31,
	2004	2003
Reduced revenues	$2,567	$1,761
Interest	335	178

Total	$2,902	$1,939

We have restated our previously issued condensed consolidated financial statements as of December 31, 2004 and September 30, 2004 and for the periods ended December 31, 2004 and 2003, primarily to reflect adjustments relating to the effects of the misappropriations and related concealment accounting and the correction of revenue amounts charged to certain of our government clients due to the errors in our overhead rates described above, in addition to certain other adjustments.

Other Restatement Items

In connection with recording the misappropriations and concealment adjustments related to our overhead rate correction described above, the Company also identified and corrected the following other errors in its previously issued financial statements.

Unrecorded Revenue

The Company determined that it had incorrectly deferred revenue on a project and did not properly record revenue on another project in fiscal 2004. The impact of correcting this error was to decrease engineering fees by $2.4 million for the three-month period ended December 31, 2004.

Accounting for Defined Benefit Pension Plans

The Company also determined that its previous accounting for its post-employment benefit plans was not in accordance with SFAS No. 87, “Employers Accounting for Pensions” (“SFAS 87”). Historically, we have accounted for our deferred compensation plans by only accruing the present value of future minimum retirement payment obligations. SFAS 87 requires that amounts recognized in the financial statements be determined on an actuarial basis. In order to determine the impact of such error, the Company engaged an actuarial firm to perform a comprehensive review of its benefit plans. Accordingly, we have restated our previously issued condensed consolidated financial statements to adjust our accumulated benefit obligation and to defer recognition of prior service costs over the estimated remaining service period. The effect of this change was to decrease general and administrative expenses by $62,000 and $202,000 for the three-month periods ended December 31, 2004 and 2003, respectively.

The Company has also recorded a cumulative increase to deferred compensation liability in our condensed consolidated balance sheets of $2.4 million as of December 31, 2004, inclusive of a $62,000 decrease recorded during the three-month period ended December 31, 2004 and a cumulative increase to deferred compensation liability of $2.4 million as of September 30, 2004, related to the recognition of previously deferred prior service costs. In addition, the Company recorded a cumulative increase to intangible assets of $566,000 as of December 31, 2004, inclusive of an $81,000 decrease during the three-month period ended December 31, 2004 and a cumulative increase to intangible assets of $647,000 as of September 30, 2004. The Company also recorded a cumulative increase to accumulated other comprehensive loss of $2.0 million as of December 31, 2004, related to the recognition of previously deferred prior service costs, inclusive of a $49,000 increase during the three-month period ended December 31, 2004 and a cumulative increase to accumulated other comprehensive loss of $1.9 million as of September 30, 2004.

Accrued Wages

The Company recorded a net reduction in general and administrative expenses of $1.6 million and $227,000 for the three-month periods ended December 31, 2004 and 2003, respectively in connection with previously unrecorded part-time and over-time wages earned by our employees in the current fiscal quarter and that were paid in the subsequent fiscal quarter, offset by the carry-over effect of the same error related to September 30, 2004 and 2003, respectively. These adjustments to our condensed consolidated statements of operations represent the net period effect of the unrecorded accrual for salaries as of the end of respective periods. The Company recorded a reduction of $629,000 and an increase of $1.5 million accrual (recorded in accounts payable and accrued expenses) to correct its condensed consolidated balance sheets at December 31, 2004 and September 30, 2004, respectively.

Additionally, the Company recorded an increase to accounts payable and accrued expenses of $736,000, in connection with labor associated with previously unrecorded revenue at September 30, 2004 (See Unrecorded Revenue adjustment explanation above).

Accounting for Leases

The Company determined that the rent expense recorded in connection with certain of its operating leases with scheduled rent increases was not in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 13 “Accounting for Leases” and FASB Technical Bulletin (“EITF”) No. 85-3 “Accounting for Operating Leases with Scheduled Rent Increases”. The Company should have recognized rent expense by applying a straight-line method on operating leases with fixed-rate rent escalation clauses. This method requires the lessee under a lease agreement to record as expense an amount equal to the total rental payments paid over the term of the lease (including lease renewals that are “reasonably assured”) on a straight-line basis. The impact of this change was to increase general and administrative expenses by $42,000 and $58,000 for the three-month periods ended December 31, 2004 and 2003 respectively. We have also recorded a $42,000 net adjustment to deferred rent, which is included in accounts payable and accrued expenses in our condensed consolidated balance sheet for the three-month period ended December 31, 2004, and have increased deferred rent by $232,000 as of September 30, 2004.

The Company also determined that certain of its leases previously classified as operating leases should have been accounted for as capital leases. As a result, we have recorded additional capitalized lease equipment and related capital lease obligations of $118,000 (with $78,000 of related accumulated amortization) for the three-month period ended December 31, 2004 and cumulative capitalized lease equipment and related capital lease obligations of $990,000 (with $320,000 of related accumulated amortization) as of September 30, 2004 in our accompanying condensed consolidated balance sheets. Our condensed consolidated statements of operations reflect an adjustment to decrease general and administrative expenses of $5,000 and $4,000 for the three-month periods ended December 31, 2004 and 2003, respectively.

Accounting for Employee Expense Reports

The Company recorded a reduction of $446,000 and $91,000 in general and administrative expenses for the three-month periods ended December 31, 2004 and 2003, respectively, in connection with previously unrecorded business expenses incurred by our employees that were reimbursed to our employees in the subsequent periods. These adjustments to our condensed consolidated statement of operations represent the net effect of the unrecorded business expenses as of the end of respective periods. Such amounts are not reimbursed to us by our clients. The Company recorded a $749,000 and a $1.2 million accrual (recorded in accounts payable and accrued expenses) to correct its condensed consolidated balance sheets at December 31, 2004 and September 30, 2004, respectively.

Accounting for Special Programs

Special program accruals are recorded based on a methodology principally driven by net income and as a result of the impact of various restatement entries on its condensed consolidated financial statements, the Company has recorded a decrease of $1.6 million in general and administrative expenses for the three-month period ended December 31, 2004, related to a reduction in incentive payment’s related to the Company’s special programs. The Company has also recorded a reduction of $1.6 million in accounts payable and accrued expenses to correct its condensed consolidated balance sheet at December 31, 2004.

Costs in Excess of Revenue

The Company has recorded an adjustment to accrue for contracts in progress, which were expected to be completed with costs in excess of revenue. The impact of these adjustments was to decrease direct salaries and direct costs by $3,000 and increase direct salaries and direct costs by $13,000 for the three-month periods ended December 31, 2004 and 2003, respectively. The total amount of the previously unrecorded accrual, which has been included in the Company’s condensed consolidated balance sheet as of December 31, 2004 and September 30, 2004, is $1.7 million and $1.7 million, respectively.

Deferred Income Taxes

The change in deferred income tax liability as of December 31, 2004 primarily results from the tax effect of recognizing the accrued reimbursement liability of $24.1 million and the effect of other temporary differences resulting from the restatement of the Company’s consolidated financial statements.

Other Miscellaneous Adjustments

In addition, the Company has recorded additional restatement adjustments to correct various other immaterial errors, including known errors which had not previously been corrected because the effect of the errors was not material to the financial statements.

Classification Corrections Not Impacting Net Income

Goodwill and Intangible Assets

The Company had incorrectly included its intangible asset balance in other assets in its condensed consolidated balance sheets. The Company recorded a decrease in other assets and a corresponding increase to intangible assets of $2.3 million at December 31, 2004 and September 30, 2004 to correct this misclassification.

Billing In Excess of Costs

The Company recorded an entry to properly classify credit balances previously recorded in unbilled fees in our consolidated balance sheets as billings in excess of costs. This resulted in an additional increase to unbilled fees and billings in excess of costs of $1.7 million and $1.2 million as of December 31, 2004 and September 30, 2004, respectively.

Accounting for Direct Reimbursable Expenses

The Company also identified certain accounting errors related to direct reimbursable expenses not being recorded in the period services were performed. The Company identified a number of sub-contractor invoices received subsequent to period-end for services performed in the prior period. The adjustment to record these transactions does not affect net income, as direct reimbursable expenses are billed directly to our clients on a dollar for dollar basis, with minimal or no mark-up. The resulting effect of this adjustment was a decrease to engineering fees and direct reimbursable expenses of $2.4 million and $98,000 for the three-month periods ended December 31, 2004 and 2003, respectively. These adjustments related to the classifications within the condensed consolidated statement of operations represent the period effect of the unrecorded accrual for sub-contractor invoices and related unbilled engineering fees as of the end of the respective periods. The total amount of the previously unrecorded accruals which has been corrected in the Company’s condensed consolidated balance sheets at December 31, 2004 and September 30, 2004 is an additional accrual and increase in unbilled fees for sub-consultants expense of $6.0 million and $8.4 million, respectively.

Accounting for Shareholder Subscription Receivable

The Company recorded an entry to properly classify shareholder stock receivable balances previously recorded as a reduction of accounts payable and accrued expenses in our condensed consolidated balance sheets as shareholder subscription receivable. This resulted in an additional increase to accounts payable and accrued expenses and shareholder subscription receivable of $3.9 million as of September 30, 2004. This balance was paid in December 2004.

The financial information presented in the accompanying condensed consolidated financial statements and these notes to the condensed consolidated financial statements give effect to the restatement. The following tables summarize the effect of the restatement on the previously reported condensed consolidated financial statement line items presented in our condensed consolidated financial statements as of December 31, 2004 and September 30, 2004 and for the three-month periods ended December 31, 2004 and 2003, respectively:

Condensed Consolidated Balance Sheet (Unaudited)

	December 31, 2004
(Dollars in thousands)	As Previously Reported	Restatement Adjustments	As Restated
Current Assets:
Cash and cash equivalents	$—	$83	$83
Marketable securities at fair value	608	—	608
Accounts receivable, net	75,525	(2,024)	73,501
Unbilled fees	53,461	9,080	62,541
Other current assets	7,053	(1,170)	5,883

Total current assets	136,647	5,969	142,616
Property and equipment, net	33,411	751	34,162
Cash surrender value of life insurance	8,528	1	8,529
Deferred income taxes	3,965	1,493	5,458
Goodwill	15,330	(529)	14,801
Intangible assets	—	2,908	2,908
Other assets	3,029	(2,163)	866

Total assets	$200,910	$8,430	$209,340

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$27,366	$22,829	$50,195
Accrued reimbursement liability	—	26,568	26,568
Current portion of long-term debt	13,528	—	13,528
Current portion of capital leases	—	265	265
Accrued vacation	7,484	—	7,484
Billings in excess of costs	1,669	1,728	3,397
Book overdraft	1,111	2,087	3,198
Deferred income taxes	38,077	(22,113)	15,964

Total current liabilities	89,235	31,364	120,599
Long-term debt, less current portion	7,752	—	7,752
Capital leases, less current portion	—	461	461
Deferred compensation	8,602	2,324	10,926
Other liabilities	6,626	(872)	5,754

Total liabilities	112,215	33,277	145,492
Stockholders’ Equity:
Common stock	5	—	5
Retained earnings	91,044	(22,625)	68,419
Accumulated other comprehensive loss	65	(2,084)	(2,019)
Unearned compensation and other	(2,419)	(138)	(2,557)

Total stockholders’ equity	88,695	(24,847)	63,848

Total liabilities and stockholders’ equity	$200,910	$8,430	$209,340

Condensed Consolidated Balance Sheet (Unaudited)

	September 30, 2004
(Dollars in thousands)	As Previously Reported	Restatement Adjustments	As Restated
Current Assets:
Cash and cash equivalents	$2,796	$(886)	$1,910
Marketable securities at fair value	573	—	573
Accounts receivable, net	64,533	(4,088)	60,445
Unbilled fees	53,249	13,926	67,175
Shareholder subscription receivable	—	3,929	3,929
Other current assets	2,515	(349)	2,166

Total current assets	123,666	12,532	136,198
Property and equipment, net	33,202	711	33,913
Cash surrender value of life insurance	8,372	(144)	8,228
Deferred income taxes	799	6,998	7,797
Goodwill	14,878	(488)	14,390
Intangible assets	—	3,268	3,268
Other assets	2,920	(2,349)	571

Total assets	$183,837	$20,528	$204,365

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$40,338	$25,433	$65,771
Accrued reimbursement liability	—	24,119	24,119
Current portion of long-term debt	290	—	290
Current portion of capital leases	—	240	240
Accrued vacation	8,614	—	8,614
Billings in excess of costs	2,215	1,173	3,388
Deferred income taxes	22,935	(9,452)	13,483

Total current liabilities	74,392	41,513	115,905
Long-term debt, less current portion	7,828	—	7,828
Capital leases, less current portion	—	444	444
Deferred compensation	8,296	2,387	10,683
Other liabilities	6,546	256	6,802

Total liabilities	97,062	44,600	141,662
Stockholders’ Equity:
Common stock	5	—	5
Retained earnings	88,950	(21,884)	67,066
Accumulated other comprehensive loss	(19)	(2,034)	(2,053)
Unearned compensation and other	(2,161)	(154)	(2,315)

Total stockholders’ equity	86,775	(24,072)	62,703

Total liabilities and stockholders’ equity	$183,837	$20,528	$204,365

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31, 2004
(Dollars in thousands, except per share amounts)	As Previously Reported	Restatement Adjustments	As Restated
Earned revenues:
Engineering fees	$135,264	$(7,647)	$127,617
Direct reimbursable expenses	37,894	(2,768)	35,126

Net earned revenues	97,370	(4,879)	92,491

Costs and expenses:
Direct salaries and direct costs	34,870	124	34,994
General and administrative expenses, including indirect salaries	54,036	(6,195)	47,841
Misappropriation loss, net of recoveries	—	1,954	1,954

Total costs and expenses	88,906	(4,117)	84,789

Operating income	8,464	(762)	7,702
Other income (expenses):
Interest expense	(174)	(341)	(515)
Other, net	102	(47)	55

Total other income (expenses)	(72)	(388)	(460)

Income before income taxes	8,392	(1,150)	7,242
Provision for income taxes	3,506	(409)	3,097

Net income	$4,886	$(741)	$4,145

Basic and diluted net income per share:
Basic	$0.66	$(0.10)	$0.56

Diluted	$0.62	$(0.09)	$0.53

	Three Months Ended December 31, 2003
(Dollars in thousands, except per share amounts)	As Previously Reported	Restatement Adjustments	As Restated
Earned revenues:
Engineering fees	$103,495	$(1,659)	$101,836
Direct reimbursable expenses	21,270	(149)	21,121

Net earned revenues	82,225	(1,510)	80,715

Costs and expenses:
Direct salaries and direct costs	29,228	263	29,491
General and administrative expenses, including indirect salaries	46,726	(1,380)	45,346
Misappropriation loss	—	584	584

Total costs and expenses	75,954	(533)	75,421

Operating income	6,271	(977)	5,294
Other income (expenses):
Interest expense	(237)	(183)	(420)
Other, net	487	(280)	207

Total other income (expenses)	250	(463)	(213)

Income before income taxes	6,521	(1,440)	5,081
Provision for income taxes	2,869	(414)	2,455

Net income	$3,652	$(1,026)	$2,626

Basic and diluted net income per share:
Basic	$0.50	$(0.14)	$0.36

Diluted	$0.47	$(0.13)	$0.34

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31, 2004
(Dollars in thousands)	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income	$4,886	$(741)	$4,145
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Increase in cash surrender value of life insurance	(16)	(144)	(160)
Depreciation and amortization	2,084	384	2,468
Gain on sale of property and equipment	(12)	—	(12)
Provision for bad debt and unbillable amounts	1	—	1
Provision (benefit) for deferred income taxes	11,663	(7,241)	4,422
Provision for deferred compensation	452	(46)	406
Change in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(10,655)	(2,095)	(12,750)
(Increase) decrease in unbilled fees and billings in excess of costs	(663)	5,425	4,762
(Increase) decrease in other current assets	(4,538)	271	(4,267)
Increase in other assets	(288)	—	(288)
(Decrease) increase in accounts payable and accrued expenses	(17,061)	1,319	(15,742)
Increase in accrued reimbursement liability	—	2,449	2,449
Increase in book overdraft	1,111	2,087	3,198
(Decrease) increase in accrued vacation	(1,166)	15	(1,151)
Increase (decrease) in other liabilities	293	(1,175)	(882)

Net cash provided by (used in) operating activities	(13,909)	508	(13,401)

Cash flows from investing activities:
Investment in life insurance policies	(139)	(1)	(140)
Acquisitions and purchase price adjustments, net of cash acquired	(404)	542	138
Purchases of marketable securities	—	(5)	(5)
Proceeds from the sale of property and equipment	16	—	16
Purchases of property and equipment	(1,985)	85	(1,900)

Net cash used in investing activities	(2,512)	621	(1,891)

Cash flows from financing activities:
Borrowings under line of credit	13,234	—	13,234
Principal payments under notes and mortgage payable	(72)	—	(72)
Principal payments under capital lease obligations	—	(160)	(160)
Common stock:
Proceeds from sale	3,960	—	3,960
Payments for repurchases	(3,497)	—	(3,497)

Net cash provided by (used in) financing activities	13,625	(160)	13,465

Net decrease in cash and cash equivalents	(2,796)	969	(1,827)

Cash and cash equivalents at beginning of period	2,796	(886)	1,910
Cash and cash equivalents at end of period	$—	$83	$83

	Three Months Ended December 31, 2003
(Dollars in thousands)	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income	$3,652	$(1,026)	$2,626
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Other	(162)	193	31
Increase in cash surrender value of life insurance	(16)	(192)	(208)
Depreciation and amortization	2,228	82	2,310
Gain on sale of property and equipment	(31)	—	(31)
Provision for bad debt and unbillable amounts	50	—	50
Provision (benefit) for deferred income taxes	365	1	366
Provision for deferred compensation	329	(269)	60
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(131)	116	(15)
Decrease (increase) in unbilled fees and billings in excess of costs	5,604	(44)	5,560
Increase in other current assets	(3,048)	—	(3,048)
(Increase) decrease in other assets	(31)	84	53
(Decrease) increase in accounts payable and accrued expenses	(4,462)	52	(4,410)
Increase in accrued reimbursement liability	—	1,764	1,764
Increase in book overdraft	—	654	654
Decrease in accrued vacation	(1,296)	—	(1,296)
Increase (decrease) in other liabilities	218	(383)	(165)

Net cash provided by (used in) operating activities	3,269	1,032	4,301

Cash flows from investing activities:
Investment in life insurance policies	(142)	127	(15)
Acquisitions and purchase price adjustments, net of cash acquired	—	(3)	(3)
Proceeds from the sale of property and equipment	34	—	34
Purchases of property and equipment	(2,830)	(94)	(2,924)

Net cash used in investing activities	(2,938)	30	(2,908)

Cash flows from financing activities:
Borrowings under line of credit	44,400	—	44,400
Payments under line of credit	(43,618)	—	(43,618)
Principal payments under notes and mortgage payable	(505)	—	(505)
Principal payments under capital lease obligations	—	(9)	(9)
Common stock:
Proceeds from sale	3,323	—	3,323
Payments for repurchases	(5,069)	—	(5,069)

Net cash provided by (used in) financing activities	(1,469)	(9)	(1,478)

Net decrease in cash and cash equivalents	(1,138)	1,053	(85)

Cash and cash equivalents at beginning of period	3,290	(3,124)	166
Cash and cash equivalents at end of period	$2,152	$(2,071)	$81

Cumulative Effect of Change in Stockholders’ Equity

(Dollars in thousands)	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at September 30, 2004 (as previously reported)	$88,950	$(19)
Cumulative effect of restatement adjustments on prior periods	(21,884)	(2,034)

Balance at September 30, 2004 (Restated)	$67,066	$(2,053)

2. Summary of Significant Accounting Policies

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the interim period contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of The PBSJ Corporation (the “Company”) as of December 31, 2004 and the results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2005, which is being filed in conjunction with this Form 10-Q/A. The accounting policies followed for interim financial reporting are the same as disclosed in Note 1 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005. The results of operations for the three-month periods ended December 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the fiscal years.

Basic and Diluted Earnings Per Share

Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share reflects the potential dilution that could occur assuming the inclusion of dilutive potential common shares and has been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares include all outstanding restricted stock awards.

A reconciliation of the number of shares used in computing basic and diluted earnings per share follows:

	Three Months Ended December 31,
(Amounts in thousands)	2004	2003
Weighted average shares outstanding – Basic	7,381	7,368
Effect of dilutive unvested restricted stock	454	470

Weighted average shares outstanding – Diluted	7,835	7,838

Revenue Recognition

The Company recognizes engineering fees from different types of services under a variety of different types of contracts. In recognizing engineering fees, the Company evaluates each contractual arrangement to determine the applicable authoritative accounting methodology to apply to each contract. Net earned revenue represents engineering fees less direct reimbursable expenses.

In the course of providing its services, the Company principally has three types of contracts from which it earns revenue: cost-plus contract, time and materials contract and fixed price contract.

Cost-plus Contracts. Under Cost-plus contracts, the Company charges clients negotiated rates based on direct and indirect costs in addition to a profit component. The Company recognizes engineering fees at the time services are performed. The amount of revenue is based on its actual labor costs incurred plus a recovery of indirect costs and a profit component. In negotiating cost-plus contracts, the Company estimates direct labor costs and indirect costs and then adds a profit component, which is a percentage of total recoverable costs, to arrive at a total dollar value for the contract. Indirect expenses are recorded as incurred and are allocated to contracts. If the actual labor costs incurred are less than estimated, the revenues from a project will be less than estimated. If the actual labor costs incurred plus a recovery of indirect costs and profit exceed the initial negotiated total contract amount, the Company must obtain a contract modification to receive payment for such overage. If a contract modification or change order is not approved by our client, the Company may be able to pursue a claim to receive payment. Engineering fees from claims are recognized when collected.

Time and Materials Contracts. The Company recognizes engineering fees for Time and Materials contracts at the time services are performed. The amount of revenue is based on the actual number of hours it spends on the projects, multiplied by contractual rates or multipliers. In addition, the Company’s clients reimburse it for its actual out-of-pocket costs of materials and other direct reimbursable expenses that it incurs in connection with its performance under these contracts.

Fixed Price Contracts. For Fixed Price Contracts, the Company recognizes engineering fees based on the percentage-of-completion method where fees are recognized based on the ratio of actual cost of work performed to date to the current total estimated contract costs (generally using the cost-to-cost method). In making such estimates, judgments are required to determine potential delays or changes in schedules, the costs of materials and labor, liability claims, contract disputes, or achievement of specified performance goals. At the time a loss on a contract becomes evident and estimable, the Company records the entire amount of the estimated loss.

Change orders that results from modification of an original contract are taken into consideration for revenue recognition when it results in a change of total contract value and is approved by our clients. Engineering fees relating to unapproved change orders are recognized when collected.

The Company’s federal government contracts are subject to the Federal Acquisition Regulations (“FAR”). These regulations are partially incorporated into many local and state agency contracts. The FAR limits the recovery of certain specified indirect costs on contracts subject to such regulations. In accordance with industry practice, most of the Company’s federal government contracts are subject to termination at the discretion of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the termination date.

Contracts that fall under FAR and are generally cost-plus contracts are subject to audit by the government, primarily the Defense Contract Audit Agency (“DCAA”), which reviews the Company’s overhead rates, operating systems and costs proposals. As a result of its audits, the DCAA may disallow costs if it determines that the Company has accounted for such costs in a manner inconsistent with generally accepted cost accounting standards.

Direct Reimbursable Expenses

Direct reimbursable expenses are primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints and equipment where the Company is responsible for procurement and management of such cost components on behalf of the Company’s clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up.

Capital Structure

The by-laws of the Company require that common stock held by employee shareholders who terminate employment with the Company be offered for sale at fair market value to the Company, which has right of first refusal. Should the Company decline to purchase the shares, the shares must next be offered to the Company’s profit sharing and employee stock ownership plans at fair market value, and then ultimately to full-time employees of the Company. The by-laws of the Company provide that the fair market value be determined by an appraisal. Other than agreements with certain retired Directors, as of September 30, 2004, there is no outstanding common stock held by individuals no longer employed by the Company.

Pursuant to the Company’s by-laws, the Company is permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006 the Company repurchased 46,000 shares from Richard A. Wickett, our former Chairman of the Board from 2002 to February 2005 and former Chief Financial Officer from 1993 to 2004, and 3,400 shares from Kathryn J. Wilson in the original principal amounts of $1.2 million and $92,000, respectively. The notes currently bear interest at the rate of 7.5% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance. The notes are subject to the Company’s right of set off, which permits the Company to set off all claims it has against the payee against amounts due and owing under the notes.

Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not previously paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock in the foreseeable future. All earnings are retained for investment in our business.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is required to adopt the provisions of SFAS 158 for the fiscal year ending September 30, 2007. The Company is still evaluating the impact of this statement on its condensed consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS 157 will be effective for the Company beginning July 1, 2008. The Company does not believe the adoption of SFAS 157 will have a material impact on its financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 will be effective for the Company beginning July 1, 2007. The Company does not believe the adoption of SAB 108 will have a material impact on its financial condition or results of operations.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN 48”). This interpretation establishes guidelines and thresholds that must be met for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its condensed consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“ FSP 115-1 and 124-1”) which address the determination as to when an investment is impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 and 124-1 amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 and 124-1 is effective for reporting periods beginning after December 15, 2005. We have evaluated the impact of the adoption of FSP 115-1 and 124-1 and we do not believe the adoption will have a significant impact on our condensed consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in the first annual reporting period beginning after December 15, 2005. We early adopted SFAS 154 and have reported and disclosed the correction of errors in our previously reported consolidated financial statements in accordance with SFAS 154. The other reporting and disclosure requirements of SFAS 154 did not have a material impact on our condensed consolidated financial statements.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143” (“FIN 47”). FIN 47 requires conditional asset retirement obligations to be recognized if a legal obligation exists to perform asset retirement activities and a reasonable estimate of the fair value of the obligation can be made. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Conditional Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The Company adopted the provisions of FIN 47 during the year ended September 30, 2005. No conditional asset retirement obligations were recognized and, accordingly, the adoption of FIN 47 had no effect on the Company’s condensed consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period beginning after December 2005, with early adoption encouraged. We are required to adopt SFAS No. 123(R) in our first quarter of fiscal 2007, beginning October 1, 2006. The adoption of SFAS No. 123(R) is not expected to have a material impact on our condensed results of operations, financial condition or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non Monetary Assets, an amendment to Opinion No. 29, Accounting for Non Monetary Transactions.” The amendment to Opinion No. 29 eliminates the fair value exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non monetary asset exchanges occurring in periods beginning after June 15, 2005. We adopted this new accounting standard effective September 30, 2005. The adoption of SFAS No. 153 did not have a material impact on our condensed consolidated financial statements.

In December 2004, the FASB issued FSP FAS 109-1 (“FSP 109”), “Application of FASB Statement No. 109, (“SFAS 109”), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. FSP 109 clarifies that the deduction should be accounted for as a special deduction under SFAS 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. FSP 109 is effective for us beginning fiscal 2005. The adoption of FSP 109 did not have a material impact on our condensed financial results.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which replaced FIN 46. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. We are required to adopt FIN 46R immediately for entities created after December 31, 2003 and at the beginning of fiscal 2007 for all other entities. Although we have not completed our final evaluation of FIN 46R, the adoption is not expected to have a material impact on our condensed results of operations, financial condition or cash flows.

3. Commitments and Contingencies

The Company is obligated under various non-cancelable leases for office facilities, furniture and equipment. Certain leases contain renewal options, escalation clauses and payment of certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties.

As of December 31, 2004, there were various legal proceedings pending against the Company, where plaintiffs allege damages resulting from the Company’s engineering services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract. The Company accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. As of December 31, 2004, the Company had an accrual of approximately $4.6 million for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable and can be reasonably estimated.

In July 1998, we entered into an agreement with West Frisco Development Corporation (“WFDC”) to provide various services, among which was a flood plain study to be used by WFDC, the City of Frisco and the Federal Emergency Management Agency. In 2003, the City of Frisco retained the services of a third-party architecture and engineering firm in connection with the extension and widening of Teel Road which lies within the greater drainage basin included in the Company’s original flood plain study. This architecture and engineering firm’s assessment of the flood plain study determined that the Company used incorrect assumptions when calculating the size of the drainage culverts required for the increased development of the area’s transportation infrastructure. Based on this assessment, the Company has entered into negotiations with the City of Frisco to correct the drainage needs to support the Teel Road expansion project. As a result, the Company has recorded an estimated liability of $2.1 million to cover the costs associated in correcting the drainage needs of the Teel Road expansion project.

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

In July 2006, we entered into a settlement agreement with the State of Texas, Department of Transportation which resolves all claims that the State of Texas may have had against us for overpayments related to the restatement of overhead rates on billings on or before April 30, 2006 under contracts with that agency based on our payment of approximately $5.4 million and provides for the determination of the appropriate overhead rate for billings after April 30, 2006. In November 2006, we entered into a settlement agreement with the Florida Department of Transportation which resolves all claims that agency may have had against us for the overstatement of rates on billings through September 30, 2005 (and with respect to cost contracts through September 30, 2006) under our contracts with them based on our payment of approximately $12.5 million. This settlement agreement also provides for the determination of the appropriate overhead rate for fiscal year 2006 billings under fixed price contracts.

In January 2007, we reached a settlement agreement with the Department of Justice, Civil Division on behalf of it and all other federal agencies with which we have contracts to resolve all federal claims including claims under the Federal Civil False Claims Act, related to the overstatements of overhead rates on our contracts with federal agencies. The agreement requires approximately $6.5 million of reimbursement payments for all contract amounts through September 30, 2005.

The settlements described above are included in accrued reimbursement liability in the Company’s condensed consolidated financial statements. We are in discussions with our remaining government clients to enter into settlement agreements in order to satisfy any refund obligations which are in various stages of settlement. We currently expect that these payments will not exceed our accrued reimbursement liability.

In the course of our investigation of the accounting irregularities and misappropriations, it was determined that there were possible violations relating to past political contributions by us and certain of our employees. The United States Attorney’s Office for the Southern District of Florida (Miami) and the Federal Bureau of Investigation are now conducting an investigation relating to improper campaign contributions including improper use of political action committees. We have produced documents and other information to the government and are fully cooperating with the investigation. At the present time, we believe it unlikely that criminal charges will be filed against us in this matter, but the authorities are not precluded from bringing charges and circumstances may change.

The United States Securities & Exchange Commission is also conducting an investigation of the accounting irregularities and misappropriations of funds described above. We are fully cooperating with the investigation and have produced documents and other information to the commission. At the present time, we are unable to predict the likely outcome of this investigation.

4. Income Taxes

The income tax provisions were $3.1 million and $2.5 million, or effective tax rates of 42.7% and 48.3%, for the three-month periods ended December 31, 2004 and 2003, respectively. The decrease in the effective tax rate was primarily due to the increase in the valuation allowance for the deferred taxes related to research and development tax credit carry-forwards during the three month period ended December 31, 2003. These research and development tax credit carry-forwards, which expire beginning 2017 through 2022, were approximately $5.6 million and $6.2 million as of December 31, 2004 and September 30, 2004, respectively.

For the past several years, the Company has generated research and development tax credits related to certain qualifying costs. The qualifying costs relate primarily to the Company’s project costs which management believes involved technical uncertainty. These research and development costs were incurred by the Company in the course of providing services generally under long-term client projects. Because the Company has been unable to utilize the entire amount of research and development tax credits it has generated each year, the consolidated balance sheets reflect a deferred tax asset of $5.6 million and $6.2 million ($3.6 million and $2.5 million net of a corresponding valuation allowance of $2.0 million and $3.7 million) as of December 31, 2004 and September 30, 2004, respectively, for the unused credit carry forwards. The credits will expire beginning 2017 through 2022.

The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Significant judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, it believes that certain positions, if challenged, we believe will likely be resolved unfavorably to us. These reserves are adjusted in light of changing facts and circumstances, such as the progress of a tax audit or current developments in tax law. The Company’s annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome or the timing of resolution of any particular matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Resolution of the tax contingencies would be recognized as an increase or decrease to the Company’s tax rate in the period of resolution.

5. Segment Reporting

The Company is organized by the services provided to its customers. Under this organizational structure, the Company has four segments: Transportation Services, Construction Management, Civil Engineering and Environmental Services.

Activities in the Transportation Services business segment generally involve planning, design, right of way acquisition, development and design of intelligent transportation services and program construction management services for multiple transportation modes, including interstate and primary highways, toll roads, arterials, bridges, transit systems, airports and port facilities. The Program Management group of our Transportation segment provides many of its governmental clients the necessary resources to manage large infrastructure programs from concept through construction. Services include planning, programming, and contract support.

The Construction Management segment provides a wide range of services as an agent for the Company’s clients, including contract administration, inspection, field-testing, scheduling/estimating, instituting project controls and quality assessment. The Company provides scheduling, cost estimating and construction observation services for the project, or its services may be limited to providing construction consulting.

The Civil Engineering segment provides general civil engineering as well as specialized services to public and private clients. Included in these services are: site engineering and surveys, infrastructure engineering, master planning, disaster mitigation planning and response, asset assessment and management, emergency management and architectural and landscape design.

The Environmental Services business segment focuses on the delivery of planning, design and construction management services for private and public sector clients related to air quality management, flood insurance studies, energy planning, hazardous and solid waste management, ecological studies, wastewater treatment, water resources, environmental toxicology analysis, aquatic treatment systems and water supply and treatment.

Financial information relating to the Company’s operations by segment is as follows:

(Dollars in thousands) (Unaudited)	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
Three Months Ended December 31, 2004
Engineering fees	$43,631	$19,125	$40,684	$24,177	$127,617
Net earned revenues	34,115	14,631	23,986	19,759	92,491
Operating income	3,043	468	3,724	467	7,702
Depreciation and amortization	911	297	612	648	2,468
Total assets	71,570	31,373	66,737	39,660	209,340
Purchases of property and equipment	695	315	425	465	1,900

Three Months Ended December 31, 2003
Engineering fees	$40,402	$16,411	$18,823	$26,200	$101,836
Net earned revenues	30,513	12,778	16,348	21,076	80,715
Operating income	2,363	590	1,357	984	5,294
Depreciation and amortization	798	250	571	691	2,310
Purchases of property and equipment	1,041	486	604	793	2,924

6. Long-Term Debt

The following table lists long-term debt including the respective current portions.

(Dollars in thousands)	December 31, 2004	September 30, 2004
Line of credit unused availability of $44,766 and $58,000 at December 31, 2004 and September 30, 2004, respectively.	$13,234	$—
Mortgage note payable due in monthly installments starting on April 16, 2001, with interest, collateralized by real property; unpaid principal due March 16, 2011. Interest at LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points (3.05% and 2.49% at December 31, 2004 and September 30, 2004, respectively).	8,046	8,118
Capital lease obligations	726	684

	22,006	8,802

Less current portion of long-term debt	13,528	290
Less current portion of capital lease obligations	265	240

Long-term debt and capital lease obligations	$8,213	$8,272

The Company has a $58 million line of credit agreement, inclusive of $3 million in letters of credit, with Bank of America, N.A. (the “Bank”). The expiration date on the line of credit was June 30, 2005. On June 27, 2005, the Company amended its revolving line of credit with the bank, effective July 1, 2005. The amendment extends the maturity date of the line of credit to June 30, 2008. The total amount of the credit line remains unchanged at $58 million, inclusive of letters of credit; however the maximum amount of letters of credit was increased from $3 million to $10 million.

Covenants requiring monthly reporting of accounts receivable were amended to require quarterly reporting. Additionally, the Bank waived any events of default caused by the Company’s failure to comply with the accounts receivable reporting covenants prior to the date of the amendment.

The amendment also included a waiver of default caused by the Company’s failure to deliver to the Bank audited financial statements for fiscal year 2005, so long as such financial statements are delivered to the Bank no later than January 31, 2007.

The interest rate (2.90% and 2.34% at December 31, 2004 and September 30, 2004, respectively) ranges from LIBOR plus 50 basis points to Prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to Prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including minimum levels of net worth, a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The company was in compliance with or obtained a waiver of default of the line of credit financial covenants as of December 31, 2004. The line of credit is collateralized by substantially all of the Company’s assets. We used cash flow from operating activities to repay amounts outstanding under our line of credit.

On March 19, 2001, the Company entered into a mortgage note with an original principal amount of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 3.05% and 2.49% at December 31, 2004 and September 30, 2004, respectively. We used an interest rate swap (“the Swap”) agreement in order to minimize the adverse impact of the floating interest rate characteristics of the Company’s long term debt obligations. The swap effectively converts the floating interest rate on the note payable to a fixed rate of 6.28%. On March 16, 2006, the Company’s swap expired. Our adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%. The mortgage agreement contains clauses requiring the maintenance of various covenants and financial ratios. On December 10, 2003, the lender approved an amendment to the mortgage agreement to reflect new conditions for the Tangible Net Worth covenant requirement under the agreement. The Company has received a written waiver from the lender as it relates to compliance for all reporting and covenant requirements under the mortgage agreement through January 31, 2007. The mortgage note is collateralized by the office building located in Maitland, Florida.

The Company’s capital leases consisted primarily of equipment. The interest rate used in computing the minimum lease payments range from 2.02% to 4.10%. The leases were capitalized using the lower of the present value of minimum lease payments or the fair market value of the equipment at the inception of the lease.

7. Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ investment and minimum pension liability that, under generally accepted accounting principles, are excluded from net income.

The components of other comprehensive income are as follows:

(Dollars in thousands)	Three Months Ended December 31,
	2004	2003
Net income	$4,145	$2,626
Other comprehensive income:
Unrealized gain on available for sale marketable securities, net of tax	18	66
Unrealized gain on interest rate swap, net of tax	65	72
Minimum pension liability adjustment, net of tax	(49)	(261)

Total comprehensive income	$4,179	$2,503

8. Goodwill and Other Intangibles Assets

The changes in the carrying amounts of goodwill by segment are as follows:

	Three Months Ended December 31, 2004
	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
Goodwill, beginning of period	$3,634	$—	$2,187	$8,569	$14,390
Current period acquisition	—	—	405	—	405
Other purchase price adjustments	6	—	—	—	6

Goodwill, end of period	$3,640	$—	$2,592	$8,569	$14,801

The Company’s intangibles assets consisted of the following:

		December 31, 2004
(Dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization
Client list	10 years	$1,480	$328
Client name recognition	2 years	100	88
Backlog	3 years	1,709	676
Website	7 years	200	58
Pension intangible asset	6 years	1,946	1,377

		$5,435	$2,527

		September 30, 2004
(Dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization
Client list	10 years	$1,440	$220
Client name recognition	2 years	100	75
Backlog	3 years	1,709	484
Website	7 years	200	52
Pension intangible asset	6 years	1,946	1,296

		$5,395	$2,127

9. Acquisitions

On June 1, 2004, the Company acquired 100% of the stock of TriLine Associates, Inc. (“TriLine”) for $3.7 million in cash. The purchase price has been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $4.3 million, including approximately $960,000 of intangible assets and $2.1 million of goodwill, none of which is deductible for tax purposes and liabilities of $625,000. The weighted average amortization period for the identifiable intangible assets is 7.8 years. TriLine specializes in transportation, geotechnical, and environmental services.

On July 1, 2004, the Company acquired 100% of the stock of W. Koo and Associates Structural Engineers, Inc. (“WKA”) for $2.5 million, net of cash acquired of $678,000, comprised of $413,000 in cash, $250,000 in accrued additional purchase price and 71,429 shares of the Company’s common stock valued at approximately $1.9 million. The value of the common stock issued was determined based on the estimated fair value of the common stock as of the date of the acquisition. The purchase agreement calls for an adjustment of the number of shares issued based on the valuation of the Company’s stock price at September 30, 2004 so that the total number of shares issued is valued at $1.9 million based on the September 30, 2004 stock value. The purchase agreement called for an additional purchase amount of $500,000, contingent upon the satisfaction of certain conditions, to be paid in two installments of $250,000 on July 1, 2005 and July 1, 2006. The purchase price has been allocated to the respective assets and liabilities based on their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $4.0 million, including approximately $850,000 of intangible assets and $913,000 of goodwill, none of which is deductible for tax purposes, and liabilities of $795,000. The weighted average amortization period for the identifiable intangible assets is 4.9 years. WKA specializes in infrastructure improvements for public, municipal, transit, port authorities and private sector projects with a primary focus on transportation structures in California.

On October 1, 2004, the Company acquired 100% of the stock of Croslin Associates, Inc. (“Croslin”) for a purchase price of $727,000, net of cash acquired of $153,000, comprised of $397,000 in cash, $30,000 cash held in escrow and 11,111 shares of the Company’s common stock valued at approximately $300,000. The value of the common stock was based on the estimated fair value of the stock as of the date of acquisition. The purchase price has been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $1.2 million, including approximately $40,000 of intangible assets and $405,000 of goodwill, none of which is deductible for tax purposes, and liabilities of $300,000. Croslin specializes in architectural services.

On February 1, 2005, the Company acquired 100% of the stock of Land and Water Consulting, Inc. (“LWC”) for a purchase price of $1.3 million, net of cash acquired of $13,000, comprised of $323,000 in cash, $100,000 cash held in escrow and 33,862 shares of the Company’s common stock valued at approximately $914,000. The value of the common stock was based on the estimated fair value of the stock as of the date of acquisition. The purchase price has been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $2.5 million, including approximately $63,000 of intangible assets and $1.1 million of goodwill, none of which is deductible for tax purposes, and liabilities of $1.2 million. LWC is an environmental consulting firm in Montana.

The primary factor that contributed to a purchase price that resulted in the recognition of goodwill in our acquisitions is the intellectual capital of the skilled professionals and senior technical personnel associated with the acquired entities which does not meet the criteria for recognition as an asset apart from goodwill. The results of operations of the above acquisitions are included from the date of each acquisition. The pro forma impact of these acquisitions is not material to reported historical operations.

10. Retirement Plans

The Company uses a September 30 measurement date for its plans. The following table provides a summary of the Company’s periodic costs:

	Three Months Ended December 31,
(Dollars in thousands)	2004	2003
Service benefits earned during period	$162	$108
Interest cost on projected benefit obligation	160	126
Amortization:
Prior service cost	81	81
Net loss from past experience	91	27

Net periodic pension cost	$494	$342

11. Subsequent Events

At the annual meeting of the shareholders held on January 28, 2005, the shareholders approved a proposal to authorize the Company to execute an agreement with the Company’s retiring Chairman of the Board of Directors and Chief Executive Officer to allow him to retain his 138,607 shares of the Company’s stock, exclusive of his shares owned through the Company’s Employee Profit Sharing and Stock Ownership Plan and Trust (“ESOP”), upon retirement and offer for sale the shares, in blocks of 46,000, 46,000 and 46,607 shares in February 2005, 2006 and 2007, respectively, at a price determined at the valuation at the fiscal year end immediately preceding the redemption period.

ITEM 2. Management’s Discussion and Analysis of Financial Condit ion and Results of Operations

The following discussion and analysis is provided to increase an understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q/A.

This Form 10-Q/A and the information incorporated by reference in it include and are based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements can sometimes be identified by the fact that they do not relate strictly to historical or current facts and they frequently are accompanied by words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar terms and expressions. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry, and statements relating to our ability to be awarded government contracts, the adoption of certain laws by Congress, our ability to compete effectively with other firms that provide similar services, our ability to attract and retain clients, our ability to achieve future growth and success, our expectations for the public and private sector economic growth, the outcome of our internal investigation and the various on-going government investigations, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that may impact such forward-looking statements include, among others, our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, our ability to attract and retain skilled employees, our ability to comply with new laws and regulations, our insurance coverage covering certain events, the timing and amount of the spending bills adopted by the federal government and the states, the outcome of the investigations by the Department of Justice, the United States Attorney’s Office, the Securities and Exchange Commission, the Federal Bureau of Investigation, possible changes in collections of accounts receivable, risks of competition, changes in general economic conditions and interest rates, the risk that the Internal Revenue Service or the courts may not accept the amount or nature of one or more items of deduction, loss, income or gain we report for tax purposes and the possible outcome of pending litigation, legal proceedings and governmental investigations and our actions in connection with such litigation, proceedings and investigations, as well as certain other risks including those set forth under the heading “Risk Factors” and elsewhere in this Form 10-Q/A and in other reports filed by the Company with the Securities and Exchange Commission. All forward-looking statements included herein are only made as of the date such statements are made, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Subsequent written and oral forward-looking statements attributable to the Company or to persons acting on its behalf are qualified in their entirety to the cautionary statements set forth above and elsewhere in this Form 10-Q/A and in other reports filed by the Company with the Securities and Exchange Commission.

Actual results could differ materially from those projected in these forward-looking statements as a result of these factors, among others, many of which are beyond our control.

Restatement

In March 2005, subsequent to the issuance of the Company’s 2004 financial statements, we discovered misappropriations of Company funds by our former Chief Financial Officer and two former employees who worked in our information systems and treasury departments, collectively, (“the participants”). The participants colluded and circumvented controls to misappropriate funds and conceal the misappropriations possibly beginning as early as 1993 until the misappropriations were discovered. The investigation revealed that at least $36.6 million was misappropriated between January 1, 1998 and the discovery of the misappropriations in March 2005 (See Note 1 for further discussion).

We have restated our previously issued condensed consolidated financial statements as of December 31, 2004 and September 30, 2004 and for the three-month periods ended December 31, 2004 and 2003, primarily to reflect adjustments relating to the effects of the misappropriations and related concealment accounting and the correction of revenue amounts charged to certain of our government clients due to the errors in our overhead rates previously discussed, in addition to certain other adjustments more fully described in Note 1 to these condensed consolidated financial statements.

1. Results of Operations

The following table sets forth the percentage of net earned revenue represented by the items in our condensed consolidated statements of operations and sets forth the effect of the restatement for the three months ended December 31, 2004 and 2003, respectively:

	Three Months Ended December 31,
	2004	2003
Engineering fees	138.0%	126.2%
Direct reimbursable expenses	38.0	26.2

Net earned revenues	100.0	100.0

Costs and expenses:
Direct salaries and direct costs	37.8	36.5
General and administrative expenses, including indirect salaries	51.7	56.2
Misappropriation loss	2.1	0.7

Operating income	8.4	6.6
Interest expense	(0.6)	(0.5)
Other, net	0.1	0.3

Income before income taxes	7.9	6.4
Provision for income taxes	3.3	3.0

Net income	4.6%	3.4%

A summary of our restated operating results is as follows for the three months ended:

(Dollars in thousands)	Three Months Ended December 31,
	2004	2003
Engineering fees	$127,617	$101,836
Direct reimbursable expenses	35,126	21,121

Net earned revenues	92,491	80,715
Costs and expenses:
Direct salaries and direct costs	34,994	29,491
General and administrative expenses, including indirect salaries	47,841	45,346
Misappropriation loss	1,954	584

Operating income	7,702	5,294
Interest expense	(515)	(420)
Other, net	55	207

Income before income taxes	7,242	5,081
Provision for income taxes	3,097	2,455

Net income	$4,145	$2,626

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations for prior periods has been revised for the effects of the restatement described above.

Business Overview

We provide services to both private and public sector clients, with the public sector comprising approximately 79% of our revenues. Our business is divided in four segments, consisting of Transportation, Civil Engineering, Construction Management and Environmental. During the three months ended December 31, 2004, the Civil Engineering segment experienced significant growth. The growth in the Civil Engineering segment was fueled by large disaster response projects as a result of the hurricanes that hit Florida in August and September of 2004 and growth in the segment’s homeland security program. All four business segments experienced increased volumes in backlog at December 31, 2004, as compared to September 30, 2004.

We earn revenue for time spent on projects, in addition to certain direct costs of our projects, such as blueprints and sub-contractor expenses. The fluctuation in direct costs, specifically sub-contractor costs, will influence our net earned revenue. For instance, our Civil Engineering segment experienced a significant increase in sub-contractor costs related to the disaster response projects. As a result, Civil’s net earned revenue grew at a lesser rate than its engineering fees, since more work was being performed by subcontractors. During the three months ended December 31, 2004 there was an increase in the number of our employees who were primarily technical professionals, whose billable labor gets charged back to our clients, thereby increasing the amount of fees we earned. As chargeability of our technical professionals’ time increases, direct labor costs increase along with it, while indirect salaries decrease, as more of the technical staff’s time worked is being charged back to our clients.

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

Congress and President Bush signed a five-month extension of the program. Since then, a series of additional extensions have been granted, the most recent of which occurred on July 30, 2005 and was set to expire on August 14, 2005, however, on August 10, 2005, the President signed into law the Safe, Accountable, Flexible, Efficient Transportation Act: A Legacy for Users (“SAFETEA-LU”). The SAFETEA-LU guarantees funding for highways, highway safety, and public transportation totaling $244.1 billion. SAFETEA-LU ensures that state agencies that depend largely on federal transportation funding, will continue to make investments needed to maintain and grow the vital transportation infrastructure.

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

During the last quarter of fiscal 2004 and the first quarter of fiscal 2005, the economy entered a period of slow recovery with improving private sector corporate profitability, while investment in residential housing development continued at high rates. Federal spending remained strong especially in the area of national defense, which increased opportunity and fortified our strategy for greater balance between the public and private sectors. The state and local government markets remained weak but the market for our specialized services in the area of risk and emergency management strengthened due in part to hurricanes and wild fires. Near term expectations are for the Federal Department of Defense and Homeland Security sectors to remain strong. As the economy expands its recovery, we expect the private sector to strengthen. State and local government markets will remain weak but will improve as increased tax revenue from private sector recovery trickles into the government sector.

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

Segment Results of Operations

Our businesses are reported as four segments, reflecting our management methodology and structure:

Activities in the Transportation Services business segment generally involve planning, design, right of way acquisition, development and design of intelligent transportation services and program construction management services for multiple transportation modes, including interstate and primary highways, toll roads, arterials, bridges, transit systems, airports and port facilities. The Program Management group of our Transportation segment provides many of its governmental clients the necessary resources to manage large infrastructure programs from concept through construction. Services include planning, programming, and contract support.

The Construction Management segment provides a wide range of services as an agent for the Company’s clients, including contract administration, inspection, field-testing, scheduling/estimating, instituting project controls and quality assessment. The Company provides scheduling, cost estimating and construction observation services for the project, or its services may be limited to providing construction consulting.

The Civil Engineering segment provides general civil engineering as well as specialized services to public and private clients. Included in these services are: site engineering and surveys, infrastructure engineering, master planning, disaster mitigation planning and response, asset assessment and management, emergency management and architectural and landscape design.

The Environmental Services business segment focuses on the delivery of planning, design and construction management services for private and public sector clients related to air quality management, flood insurance studies, energy planning, hazardous and solid waste management, ecological studies, wastewater treatment, water resources, environmental toxicology analysis, aquatic treatment systems and water supply and treatment.

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

Net earned revenue represents the net effect of gross revenues less direct reimbursable expenses. Direct reimbursable expenses are primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints and equipment where the Company is responsible for procurement and management of such cost components on behalf of the Company’s clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up. Indirect salaries represent wages earned by technical personnel not assigned to client billable projects and administrative and support personnel wages as well.

	Three Months Ended December 31,
(Dollars in thousands) (Unaudited)	2004	% of NER	2003	% of NER
Transportation Services
Engineering fees	$43,631	127.9%	$40,402	132.4%
Direct reimbursable expenses	9,516	27.9	9,889	32.4

Net earned revenues (NER)	34,115	100.0	30,513	100.0
Direct salaries and direct costs	12,885	37.8	11,307	37.1
Indirect salaries	7,161	21.0	6,478	21.2
General and administrative costs	10,311	30.2	10,157	33.3
Misappropriation loss	715	2.1	208	0.7

Total costs and expenses	31,072	91.1	28,150	92.3

Operating income	$3,043	8.9%	$2,363	7.7%

Construction Management
Engineering fees	$19,125	130.7%	$16,411	128.4%
Direct reimbursable expenses	4,494	30.7	3,633	28.4

Net earned revenues (NER)	14,631	100.0	12,778	100.0
Direct salaries and direct costs	6,269	42.8	5,225	40.9
Indirect salaries	2,899	19.8	2,132	16.7
General and administrative costs	4,671	31.9	4,734	37.0
Misappropriation loss	324	2.2	97	0.8

Total costs and expenses	14,163	96.8	12,188	95.4

Operating income	$468	3.2%	$590	4.6%

Civil Engineering
Engineering fees	$40,684	169.6%	$18,823	115.1%
Direct reimbursable expenses	16,698	69.6	2,475	15.1

Net earned revenues (NER)	23,986	100.0	16,348	100.0
Direct salaries and direct costs	8,876	37.0	5,892	36.0
Indirect salaries	4,637	19.3	3,094	18.9
General and administrative costs	6,312	26.3	5,884	36.0
Misappropriation loss	437	1.8	121	0.7

Total costs and expenses	20,262	84.5	14,991	91.7

Operating income	$3,724	15.5%	$1,357	8.3%

Environmental Services
Engineering fees	$24,177	122.4%	$26,200	124.3%
Direct reimbursable expenses	4,418	22.4	5,124	24.3

Net earned revenues (NER)	19,759	100.0	21,076	100.0
Direct salaries and direct costs	6,964	35.2	7,067	33.5
Indirect salaries	4,946	25.0	5,143	24.4
General and administrative costs	6,904	34.9	7,724	36.6
Misappropriation loss	478	2.4	158	0.7

Total costs and expenses	19,292	97.6%	20,092	95.3%

Operating income	$467	2.4%	$984	4.7%

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Engineering fees for the three-month period ended December 31, 2004, were $127.6 million as compared to $101.8 million in same period in 2003, representing a 25.3% increase. Substantially all of the increase was in the Civil Engineering segment. To a lesser extent, the Construction Management and Transportation Services segments also contributed to the increase in engineering fees.

Engineering fees from Civil Engineering increased 116.1% to $40.7 million in the three-month period ended December 31, 2004 from $18.8 million in the same period in 2003. First quarter increases are primarily due to continued work related to the 2004 hurricanes in Florida and growth in our homeland security programs. Civil Engineering is also benefiting from a strong local economy in Southern California, driving significant growth in that region. Engineering fees in the Civil Engineering segment also increased due to the acquisition of Croslin on October 1, 2004. Engineering fees from Croslin, following the acquisition, were approximately $360,000 for the three-month period ended December 31, 2004.

In the Transportation Services segment, engineering fees increased 8.0% to $43.6 million in the three-month period ended December 31, 2004 from $40.4 million in the same period in 2003. This increase is primarily due to the acquisitions of Triline in June 2004 and WKA in July 2004 and growth in the Texas Turnpike Authority (“TTA”) projects. Engineering fees from Triline and WKA, following their acquisitions, were $1.2 million and $1.8 million, respectively, during the three-month period ended December 31, 2004. In addition, our Transportation Services segment experienced increases in aviation work around the country.

Engineering fees in our Construction Management segment increased 16.5% to $19.1 million in the three-month period ended December 31, 2004 from $16.4 million in the same period in 2003. The increase in our Construction Management engineering fees relates primarily to several large projects with existing clients including several state departments of transportation. The biggest growth arose out of an acceleration of TTA projects. TTA work required the addition of more than 100 full time technical employees. We were awarded the program to manage $800 million in turnpike construction management, but plans had to be developed before our work could begin. Due to efforts by our Right of Way and Utility teams, the projects began six months early, resulting in the construction management staff growth over previous years. The Construction Management segment also benefited from the disaster response projects that resulted from the hurricanes that hit Florida in the fourth quarter of 2004.

Our Environmental Services segment experienced a slight decrease in engineering fees for the three-month period ended December 31, 2004 as compared to the same period in 2003. Engineering fees decreased 7.7% in this segment to $24.2 in the three-month period ended December 31, 2004 as compared to $26.2 million in the same period in 2003. The slight decrease is primarily due to approximately $800,000 in engineering fees related to a specific project recognized in the three-month period ended December 31, 2003 that we did not have in the first quarter of 2004 and the winding down of the FEMA project in the first quarter of 2004.

Net earned revenue (“NER”) was $92.5 million during the three-month period ended December 31, 2004 as compared to $80.7 million in the same period in 2003, representing an increase of 14.6%. This increase was directly related to the increase in total engineering fees.

In addition, the change in our NER is affected by the fluctuation in our direct reimbursable expenses. Direct reimbursable expenses are primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints and equipment where the Company is responsible for procurement and management of such cost components on behalf of the Company’s clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up. As a percentage of NER, direct reimbursable expenses increased by 11.8% to 38.0% for the three-month period ended December 31, 2004 from 26.2% in the same period in 2003. This increase was substantially driven by the Civil Engineering segment.

Direct reimbursable expenses in the Civil Engineering segment increased as a percentage of NER by 54.5% to 69.6% in the three-month period ended December 31, 2004 from 15.1% in the same period in 2003. The increase was due to the disaster response projects related to the Florida hurricanes and Southern California fires which required a significant amount of cost for travel and lodging for the hundreds of employees overseeing debris removal in the areas affected by the disasters. In addition, sub-consultants were extensively used to perform some of the work, adding to the direct reimbursable expense.

In our Construction Management segment, direct reimbursable expenses as a percentage of NER increased by 2.3% to 30.7% in the three-month period ended December 31, 2004 from 28.4% primarily due to increased use of sub-consultants on the TTA project. This increase was substantially offset by several projects in the Central Region shifting from direct reimbursable projects to increased cost plus projects, reducing the total direct reimbursable expenses. Also, an increase in lump sum contracts in the Southeast region has reduced direct reimbursable expenses.

Direct reimbursable expenses for our Transportation Services segment decreased, as a percentage of NER, by 4.5% to 27.9% in the three-month period ended December 31, 2004 from 32.4% in the same period in 2003. The decrease primarily resulted from decreased use of sub-consultants.

Our Environmental Services segment showed a decrease in direct reimbursable expenses as a percentage of NER of 1.9% to 22.4% in the three-month period ended December 31, 2004 from 24.3% in the same period in 2003. The decrease is a result of a decreased use of sub consultants.

Operating income was $7.7 million for the three-month period ended December 31, 2004 as compared to $5.3 million in the same period in 2003, representing an increase of 45.5%. Operating income, as a percentage of NER, increased by 1.8% to 8.3% in the three-month period ended December 31, 2004 from 6.6% in the same period in 2004. The increase in operating income as a percentage of NER was driven by the Civil Engineering and Transportation Services segments. The Civil Engineering segment experienced an increase in engineering fees and chargeability due in part to the large disaster response projects and significant increases in work volume with the Department of Transportation (“DOT”) as a result of increased funding sources available to the States. The Transportation Services segment improvement in operating income as a percentage of NER was driven by the acquisition of Triline and WKA and growth in the TTA Projects as previously explained. These increases were partially offset by decreases in the other two segments. The decrease in operating income as a percentage of NER in the Environmental Services segment is due to the recognition of deferred engineering fees, discussed above, in the three-month period ended December 31, 2003. The decrease in operating income as a percentage of NER in the Construction Management segment in the three-month period ended December 31, 2004 is due to decreased chargeability and increases in indirect salaries.

Costs consist of direct salaries and direct costs that are chargeable to clients and overhead and general and administrative expenses.

Direct salaries and direct costs primarily includes direct salaries and to a lesser extent unreimburseable direct costs. Direct costs totaled $126,000 and $251,000 for the three-month periods ended December 31, 2004 and 2003, respectively.

Direct salaries and direct costs were $35.0 million for the three month period ended December 31, 2004, as compared to $29.5 million for the same period in 2004, representing an increase of 18.7%. This increase is directly related to the increase in engineering fees and chargeability previously explained. As a percentage of NER, direct salaries and direct costs increased by 1.3% to 37.8% in the three-month period ended December 31, 2004 from 36.5% in the same period in 2003.

Direct salaries and direct costs in the Civil Engineering segment increased 50.6% and as a percentage of NER, increased by 1.0% to 37.0% in the three-month period ended December 31, 2004 from 36.0%. The increase is due to significant growth in the Southern California region as a result of new projects, and coupled with the addition of experienced and technical staff working with existing clients, such as the Department of Defense.

Direct salaries and direct costs in the Transportation Services segment increased by 14.0%, and as a percentage of NER, increased by 0.7% to 37.8% in the three-month period ended December 31, 2004 from 37.1% in the same period in 2003. The increase is directly related to the increase in engineering fees, as explained earlier.

Direct salaries and direct costs in the Construction Management segment increased by 20.0%, and as a percentage of NER, increased by 1.9% to 42.8% in the three-month period ended December 31, 2004 from 40.9% in the same period in 2003. This increase is due to significant growth in the Central and Western United States as a result of new projects with both new and existing clients, and the addition of experienced staff for work with existing clients, such as the TTA and the Arkansas DOT.

Direct salaries and direct costs in the Environmental Services segment increased as a percentage of NER by 1.7% to 35.2% in the three-month period ended December 31, 2004 from 33.5% in the same period in 2003. This increase is due to the deferred engineering fees recorded in the three-month period ended December 31, 2003, previously explained. The additional engineering fees recorded had no associated direct salaries and direct costs and therefore it reduced the percentage of direct salaries and direct costs as a percentage of NER for the three-month period ended December 31, 2003.

The other component of costs is indirect costs, which include indirect salaries, and general and administrative costs.

Indirect salaries increased 16.6% to $19.6 million in the three-month period ended December 31, 2004 from $16.8 million in the same period in 2003. Indirect salaries as a percentage of NER increased slightly by 0.4% in the three-month period ended December 31, 2004 compared to the same period in 2003.

The Transportation Services segment experienced a decrease in indirect salaries as a percentage of NER as a result of improved chargeability from new projects including the hurricane relief efforts. As chargeability increases, and as more of the technical staff’s time worked is being charged back to clients, direct labor increases and indirect salaries decreases.

Environmental Services segment had a slight increase in indirect salaries as a percentage of NER of 0.6% to 25.0% in the three-month period ended December 31, 2004 from 24.4% in the same period in 2003. The increase is due to an emphasis on business development.

The Civil Engineering services segment remained relatively flat at 19.3% in indirect salaries as a percentage of NER for the three-month period ended December 31, 2004 compared to 18.9% in the same period in 2003.

In the Construction Management segment indirect salaries as a percentage of NER increased by 3.1% to 19.8% in the three-month period ended December 31, 2004 from 16.7% in the same period in 2003. The increase is due to decreased chargeability as a result of winter weather related work stoppages in the three-month period ended December 31, 2004 as compared to the same period in 2003. The increase is also the result of an increase in marketing activities in this segment for the current three-month period ended December 31, 2004.

General and administrative costs decreased 1.1%, to $28.2 million in the three-month period ended December 31, 2004 as compared to $28.5 million in the same period in 2003. As a percentage of NER, general and administrative costs decreased by 4.8% to 30.5% in the three-month period ended December 31, 2004 from 35.3% in the same period in 2003.

Our Civil Engineering segment experienced a decrease in general and administrative costs as a percentage of NER of 9.7% to 26.3% in the three-month period ended December 31, 2004 from 36.0% in the same period in 2003. This decrease is primarily related to slower growth in overhead costs in proportion to the growth in NER. In addition, the slower overhead growth is due to the disaster response projects requiring the use of part-time temporary technical professionals who did not receive health benefits and paid time-off.

Our Construction Management segment also experienced a decrease in general and administrative costs as a percentage of NER of 5.1% to 31.9% in the three-month period ended December 31, 2004 from 37.0% in the same period in 2003. This decrease is primarily due as the growth in overhead costs remains stable in relation to the increase in chargeability and increase in engineering fees from the TTA project.

Our Environmental Services segment experienced a slight decrease in general and administrative costs as a percentage of NER of 1.7% to 34.9% in the three-month period ended December 31, 2004 from 36.6% in the same period in 2003. This increase is the result of the deferred engineering fees recorded in the three-month period ended December 31, 2003, as previously explained.

Misappropriation Loss

As described elsewhere in this Form 10-Q/A, we have recorded $2.0 million and $584,000 in adjustments to disclose the effect of the misappropriations of company assets (previously concealed and included in general and administrative costs for fiscal year 2004) for the three month periods ended December 31, 2004 and 2003, respectively.

Income Taxes

The income tax provisions were $3.1 million and $2.5 million, or effective tax rates of 42.7% and 48.3%, for the three-month periods ended December 31, 2004 and 2003, respectively. The decrease in the effective tax rate was primarily due to the increase in the valuation allowance for the deferred taxes related to research and development tax credit carry-forwards during the three month period ended December 31, 2003. These research and development tax credit carry-forwards, which expire beginning 2017 through 2022, were approximately $5.6 million and $6.2 million as of December 31, 2004 and September 30, 2004, respectively.

For the past several years, the Company has generated research and development tax credits related to certain qualifying costs. The qualifying costs relate primarily to the Company’s project costs which management believes involved technical uncertainty. These research and development costs were incurred by the Company in the course of providing services generally under long-term client projects. Because the Company has been unable to utilize the entire amount of research and development tax credits it has generated each year, the consolidated balance sheets reflect a deferred tax asset of $5.6 million and $6.2 million ($3.6 million and $2.5 million net of a corresponding valuation allowance of $2.0 million and $3.7 million) as of December 31, 2004 and September 30, 2004, respectively, for the unused credit carry forwards. The credits will expire beginning 2017 through 2022.

The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Significant judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, it believes that certain positions, if challenged, we believe will likely be resolved unfavorably to us. These reserves are adjusted in light of changing facts and circumstances, such as the progress of a tax audit or current developments in tax law. The Company’s annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome or the timing of resolution of any particular matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Resolution of the tax contingencies would be recognized as an increase or decrease to the Company’s tax rate in the period of resolution.

2. Financial Condition and Capital Resources

Cash Flows from Operating Activities

Net cash used in by operating activities totaled $13.4 million for the three months ended December 31, 2004 as compared to net cash provided by operating activities $4.3 million for the same period in 2003. The decrease primarily resulted from the payment of bonuses and discretionary contributions to our profit sharing plan of approximately $17.0 million which were accrued at September 30, 2004 and an increase in accounts receivable.

Approximately 80% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contracts. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. Unbilled fees decreased slightly to $62.5 million at December 31, 2004 from $67.2 million at September 30, 2004.

Accounts receivable increased 21.6%, to $73.5 million at December 31, 2004, from $60.4 million at September 30, 2004. The increase was directly related to the increase in revenues for the period.

During fiscal 2006, we expect to incur additional costs in connection with the ongoing investigations and with the restatement of our previously issued consolidated financial statements. We expect to incur an additional $11.1 million in investigation related legal expenses and $2.7 million in overhead rate and financial statement re-audit related expenses during fiscal 2006. Additionally, we expect to spend approximately $12.0 million in client reimbursements during fiscal 2006, and an additional $24.0 million in subsequent years. We may also incur additional fees and penalties from various government regulatory agencies as a result of the final outcome of the ongoing investigations.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.9 million and $2.9 million for the three months ended December 31, 2004 and December 31, 2003, respectively. Investing activity was primarily related to fixed asset purchases, such as survey equipment, computer equipment, furniture and leasehold improvements. On October 1, 2004 we acquired 100% of the stock of Croslin and Associates, Inc. for a purchase price of $727,000, net of cash acquired, comprised of $397,000 in cash, $30,000 held in escrow and 11,111 shares of the Company’s common stock valued at $300,000.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2004 was $13.5 million, as compared to net cash used in financing activities of $1.5 million for the same period in 2003. The decrease in cash provided by financing activities is attributable to an increase in net borrowings under or line of credit of $14.0 million which was primarily used to pay bonuses and the discretionary contribution to our profit sharing plan.

Capital Resources

We have a $58 million line of credit agreement, inclusive of $3 million in letters of credit, with Bank of America, N.A. (the “Bank”). The original expiration date on the line of credit was June 30, 2005. On June 27, 2005, we amended our revolving line of credit with the bank, effective July 1, 2005. The amendment extends the maturity date of the line of credit to June 30, 2008. The total amount of the credit line remains unchanged at $58 million, inclusive of letters of credit; however the maximum amount of letters of credit was increased from $3 million to $10 million. Although our most significant source of cash has historically been generated from operations, in the event that cash flows from operations are insufficient to cover our working capital needs, we would access our revolving line of credit facility. Future cash sources are anticipated to fund operations, general corporate purposes and small acquisitions. Based upon our cash flow from operations and our revolving line of credit discussed above, we believe that we have access to adequate financial resources to fund our contractual obligations and fund our operations in 2005 and beyond, including working capital requirements, capital expenditures and potential future acquisitions.

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

On March 19, 2001, we entered into a mortgage note with an original principal amount of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the note is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the note on March 16, 2011. The effective interest rate on the mortgage note was 3.05% and 2.49% for the period ended December 31, 2004 and September 30, 2004, respectively. The mortgage note is collateralized by our office building located in Orlando, Florida. We used an interest rate swap (“the Swap”) agreement in order to minimize the adverse impact of the floating interest rate characteristics of our long term debt obligations. The swap effectively converts the floating interest rate on the note payable to a fixed rate of 6.28%. On March 16, 2006, our swap expired. Our adjustable rate mortgage calls for an interest rate based on the 30-day LIBOR plus a margin of .065%. We do not anticipate entering into any additional swap agreements.

Our capital expenditures are generally for purchases of property and equipment. The Company spent $1.9 million and $2.9 million on such expenditures for the three months ended December 31, 2004 and 2004, respectively. In addition, the Company also enters into certain capital lease obligations for equipment. Capital lease obligations incurred for the three-month periods ended December 31, 2004 and 2003 were $118,000 and $92,000, respectively.

A stock offering usually takes place on an annual basis for a one week period during the month of March. The Company suspended the stock offering window for March 2006 until the final impact of the restatement of the Company’s condensed consolidated financial statements is determined. Once the final impact is determined, and the related adjustments are recorded, the Company will likely resume the stock offering in fiscal 2007. During this offering, shares of the Company’s common stock available for sale to all full time employees of the Company, pursuant to The PBSJ Corporation Stock Ownership Plan.

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

3. Related Party Transactions

We lease office space in a building which houses our Marietta, Georgia operations from BCE Properties, which is owned and controlled by James Belk. Mr. Belk is a former owner of Welker and a Vice-President and Project Director of ours. The lease was assumed in connection with our acquisition of Welker in March 2003. The rental cost of the space is $17,600 per month. On May 31, 2006, the lease expired and was not renewed. In June 2006, we moved our Marietta, Georgia operations to a new location.

We lease office space in a building which houses our Missoula, Montana operations from Cedar Enterprises, which is owned and controlled by Charlie K. Vandam. Mr. Vandam is a former owner of LWC and a Senior Program Manager of ours. The lease was assumed in connection with our acquisition of LWC in February 2005. The rental cost of the space is $9,500 per month.

We lease office space in a building which houses our Helena, Montana operations from Prickly Pear Enterprises, which is owned and controlled by Paul Callahan. Mr. Callahan is a former owner of LWC and a Vice-President and Senior Division Manager of ours. The lease was assumed in connection with our acquisition of LWC in February 2005. The rental cost of the space is $1,800 per month.

4. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is required to adopt the provisions of SFAS 158 for the fiscal year ending September 30, 2007. The Company is still evaluating the impact of this statement on its condensed consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS 157 will be effective for the Company beginning July 1, 2008. The Company does not believe the adoption of SFAS 157 will have a material impact on its financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 will be effective for the Company beginning July 1, 2007. The Company does not believe the adoption of SAB 108 will have a material impact on its financial condition or results of operations.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN 48”). This interpretation establishes guidelines and thresholds that must be met for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its condensed consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“ FSP 115-1 and 124-1”) which address the determination as to when an investment is impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 and 124-1 amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 and 124-1 is effective for reporting periods beginning after December 15, 2005. We have evaluated the impact of the adoption of FSP 115-1 and 124-1 and we do not believe adoption will have a significant impact on our condensed consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in the first annual reporting period beginning after December 15, 2005. We early adopted SFAS 154 and have reported and disclosed the correction of errors in our previously reported consolidated financial statements in accordance with SFAS 154. The other reporting and disclosure requirements of SFAS 154 did not have a material impact on our condensed consolidated financial statements.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143” (“FIN 47”). FIN 47 requires conditional asset retirement obligations to be recognized if a legal obligation exists to perform asset retirement activities and a reasonable estimate of the fair value of the obligation can be made. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Conditional Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The Company adopted the provisions of FIN 47 during the year ended September 30, 2005. No conditional asset retirement obligations were recognized and, accordingly, the adoption of FIN 47 had no effect on the Company’s condensed consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period beginning after December 2005, with early adoption encouraged. We are required to adopt SFAS No. 123(R) in our first quarter of fiscal 2007, beginning October 1, 2006. The adoption of SFAS No. 123(R) is not expected to have a material impact on our results of operations, financial condition or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non Monetary Assets, an amendment to Opinion No. 29, Accounting for Non Monetary Transactions.” The amendment to Opinion No. 29 eliminates the fair value exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non monetary asset exchanges occurring in periods beginning after June 15, 2005. We adopted this new accounting standard effective September 30, 2005. The adoption of SFAS No. 153 did not have a material impact on our condensed consolidated financial statements.

In December 2004, the FASB issued FSP FAS 109-1 (“FSP 109”), “Application of FASB Statement No. 109, (“SFAS 109”), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP

109 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. FSP 109 clarifies that the deduction should be accounted for as a special deduction under SFAS 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. FSP 109 is effective for us beginning fiscal 2005. The adoption of FSP 109 did not have a material impact on our financial results.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which replaced FIN 46. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. We are required to adopt FIN 46R immediately for entities created after December 31, 2003 and at the beginning of fiscal 2007 for all other entities. Although we have not completed our final evaluation of FIN 46R, the adoption is not expected to have a material impact on our results of operations, financial condition or cash flows.

5. Critical Accounting Policies

For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended September 30, 2005 which is being filed simultaneously with this Form 10-Q/A.

ITEM 3. Quantitative and Qualitative Disclo sures about Market Risk

We believe that our exposure to market risks is minimal. We do not hold market-risk sensitive instruments for trading purposes. We entered into one derivative financial instrument, a swap agreement, to hedge cash flows related to the LIBOR interest rate risk. Both at inception of the hedge and on an ongoing basis, we believe there is no ineffectiveness in the hedging relationship of interest rate risk involving interest-bearing debt and the interest-rate swap. Based on a hypothetical 1% point increase in the period ending market interest rate as of September 30, 2005, the change in the fair value of this liability would be approximately $200,000. We believe this instrument will be highly effective in hedging cash flows. We hold no other financial instruments or derivative commodity instruments to hedge any market risk, nor do we currently plan to employ them in the near future. On March 10, 2006, our swap expired. Our adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%. We do not anticipate entering into any additional swap agreements.

The interest rate (2.90% and 2.34% at December 31, 2004 and September 30, 2004, respectively) on our revolving line of credit and term loan ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The Company mitigates interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit or term loan. As of September 30, 2004, the fair value of the debt approximates the outstanding principal balance.

The interest rates under our revolving line of credit and term loan are variable. To the extent that we have borrowings outstanding, there may be market risk relating to the amount of such borrowings, however, our exposure is minimal due to the short-term nature of these borrowings.

ITEM 4. Controls and Proce dures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by the Company’s Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Audit Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). The Chief Executive Officer and Chief Financial Officer originally concluded that the Company’s disclosure controls and procedures were effective; however, because of the material weaknesses discussed below, management has reconsidered, and contemporaneously concluded, that their conclusion should have been ineffective. In light of the material weaknesses described below, the Company performed additional procedures to ensure that the consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q/A fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Material Weakness in Internal Control Over Financial Reporting

A material weakness (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2) is a control deficiency, or combinations of control deficiencies, that results in more than a remote risk that a material misstatement in our annual or interim financial statements will not be prevented or detected. The Company identified the following material weaknesses:

1) Entity-Level Controls

The Company did not design and accordingly did not maintain effective entity-level controls as defined in the Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). These deficiencies related to each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring). Specifically;

•	The Company did not design or maintain an effective control environment that fully emphasized the establishment of adherence to effective internal controls over financial reporting throughout the Company’s management and the organization. The Company did not maintain the appropriate tone at the top and did not give special consideration to the risk of management override of internal controls, including the review and approval of journal entries. This material weakness, among others described below, resulted in the restatement of the Company’s consolidated financial statements for the year ended September 30, 2004, the unaudited condensed consolidated financial statements for each of the fiscal quarters during that year and for the fiscal quarter ended December 31, 2004 and significant adjustments to the consolidated financial statements for the year ended September 30, 2005 and each of the fiscal quarters during 2005.

•	The Company did not have a fraud risk assessment to consider the risk of material misstatements due to fraud, giving consideration to potential fraud schemes, or other internal or external factors such as pressures or incentives affecting the Company. This material weakness created an environment where financial statement fraud and the misappropriations of the Company’s assets occurred that were material to the consolidated financial statements and remained undetected for a significant period of time.

•	The Company did not maintain antifraud control activities or controls to deter the misappropriations of the Company’s assets which resulted in a material misstatement of the consolidated financial statements. The Company’s controls to prevent and detect management override of control activities were not adequate to prevent such activities from occurring. Additionally, the Company did not maintain the appropriate security controls or access limitation controls to the Company’s accounting system.

•	The Company did not adequately communicate to all employees of the organization information regarding importance of internal controls over financial reporting and employees’ duties and responsibilities.

•	The Company did not maintain appropriate monitoring controls such as procedures to ensure periodic evaluations of internal controls to obtain evidence that controls were operating effectively. The Company did not maintain effective controls to ensure there was adequate monitoring and oversight of the work performed by the accounting and financial reporting personnel to ensure the accuracy and completeness of the consolidated financial statements.

•	The Company did not have a sufficient number of personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America, (“US GAAP”) along with the financial reporting requirements of the United States Security and Exchange Commission. The Company did not maintain the appropriate number of personnel in the internal audit department given the size and complexity of the Company’s transactions.

These conditions constitute deficiencies in both the design and operation of entity-level controls. As a result of these material weaknesses, a number of material financial statement misstatements occurred. In addition, the misappropriations of Company funds remained undetected for a significant period of time.

2) Inadequate Controls related to the Accounting for Government Contracts

The Company did not maintain effective controls over the accounting for its government contracts subject to the Federal Acquisition Regulations. Specifically, the Company did not employ accounting personnel with adequate government contracting experience which result in an error in the calculation of the Company’s overhead rates related to certain the accounting for general and administrative costs among, erroneous inclusion of unallowable costs and the overstatement resulting from the embezzlement scheme to misappropriate the Company’s assets.

3) Inadequate Controls Related to the Closing and Financial Reporting Cycles

Several significant deficiencies in the design and operating effectiveness of internal controls over the monthly close, quarterly and year end reporting cycles were identified which were considered material weaknesses when aggregated. Specifically, the significant deficiencies include inaccurate account analyses, account summaries and lack of account reconciliations. These accounts include fixed assets, billing in excess of cost, accrual for loss contracts, accrued wages and payroll expense, direct reimbursable expenses, direct salaries and direct costs, employee business expenses, employee advances and reimbursements, legal accruals, medical reserve, flexible spending accounts and stockholder’s equity. Additionally, the Company did not have appropriately organized supporting documentation including calculations, reconciliations and basis for assumptions used to prepare the Company’s consolidated financial statements.

4) Inadequate Controls Over the Cash Management Process and Safeguarding of Assets

The Company did not maintain adequate controls including proper segregation of duties over the Company’s cash accounts, specifically; bank reconciliations are not accurately prepared or reviewed on a timely basis. Management override allowed for the unauthorized initiation, approval and execution of Company’s checks and wire transfers. The Company also maintains a significant number of bank accounts in its general ledger with no activity. In addition, the Company has numerous bank accounts with financial institutions which can likely be centralized for improved controls cash management and safeguarding.

5) Inadequate Controls Related To Revenue Recognition Cycle

The Company did not design or implement the appropriate controls related to the revenue recognition cycle as certain project revenue did not meet the criteria for deferral under US GAAP. The Company does not adequately maintain contemporaneous information used in calculating and estimating (e.g. detailed support of costs to complete) the amount of revenue recognized under a specific contract. In addition, the Company does not maintain a comprehensive contract administration function to address potential operational or accounting impacts of client contracts. The controls were not adequate to ensure that revenue was properly recognized when it was earned and other criteria necessary for revenue recognition had been met.

6) Inadequate Controls over the Expenditure Cycle

The Company did not maintain effective controls to ensure the proper recording of subcontractor liabilities in the correct reporting period. As a result, during 2004 and 2005 year end closing adjustments were necessary to properly state accounts payable, direct reimbursable expenses, engineering fees and unbilled fees in the Company’s annual and interim financial statements.

7) Inadequate Controls over Accounting for Commitments and Contingencies

The Company’s controls over its accounting for commitments and contingencies were not designed or operating effectively. Accruals for legal claims and contingent liabilities were not appropriately reviewed by in-house legal counsel and the accounting and finance department on a timely basis. This resulted in adjustments to the 2005 and 2004 annual and interim consolidated financial statements.

8) Inadequate Controls Related to the Income Tax Cycle

The Company’s internal controls were not adequately designed or operating in a manner to effectively support the requirements of the income tax cycle. The material weakness includes failures in the design and operating effectiveness of controls which would ensure that (i) the income tax provision is determined using a methodology and related assumptions consistently applied across the entity and accounting periods, (ii) relevant, sufficient, and reliable data necessary to record, process and report the income tax provision and related income tax accounts is captured, (iii) disclosures are prepared in accordance with generally accepted accounting principles, (iv) application of the Company’s accounting policies to the tax provision and related accounts is performed timely, appropriately documented, and independently reviewed for appropriateness, (v) significant estimates and judgments are based on the latest available information and management’s understanding of the Company’s operations, and (vi) the absence of Company personnel that have an appropriate understanding of the accounting for income taxes. Due to the pervasive nature of the deficiencies identified, the potential for misstatements and the absence of other effective mitigating controls, there is a more than remote likelihood that a material misstatement of the interim and annual consolidated financial statements would not have been prevented or detected.

9) Other Misapplications of US GAAP

The Company did not perform adequate evaluations of its lease agreements in order to identify and appropriately account for its capital leases nor did the Company record straight-line rent expense, rent holidays or escalations for its operating leases in accordance with US GAAP.

The Company did not maintain effective controls to ensure the identification and appropriate accounting for its defined benefit plans, specifically when recording the actuarial results of the changes in the accrued benefit obligations. This control deficiency resulted in a material misstatement to the Company’s financial statement by an overstatement of general and administrative expense, an understatement of the deferred compensation liability, an understatement of intangible assets, and an understatement of other comprehensive loss.

The Company did not maintain effective controls to ensure the identification and accounting for losses on contracts (where costs will exceed the revenue) in progress. This resulted in an understatement of accounts payable and accrued expenses related to the accrual for loss contracts.

The Company included its intangible assets in other assets and did not properly disclose all billings in excess of costs both of which are required to be presented separately in the Company’s consolidating balance sheet in accordance with US GAAP. As a result there was a material misstatements misclassification between other assets and intangible assets and a material misclassification of unbilled fees and billings in excess of cost on the Company’s condensed consolidated balance sheets.

These matters result from design and operating deficiencies in controls relating to the application of US GAAP. Such deficiencies coupled with an absence of other effective mitigating controls create conditions where there exists more than a remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

10) Inadequate Computer Access Controls

The Company’s computer security access controls were not operating effectively allowing for the unauthorized access of the accounting system by the information technology department to post fictitious journal entries, deletion and manipulation of the Company’s accounting records that permitted the concealment of the misappropriations of the Company’s assets.

Changes in Internal Control Over Financial Reporting

Upon discovery of the misappropriations, the Company immediately began implementing additional and remedial controls to, among other things, safeguard cash assets, and segregate duties, and began documenting internal controls and identifying control weaknesses. We have taken steps to remedy these weaknesses by hiring additional qualified accounting personnel, including the hiring of a new Chief Financial Officer, Chief Ethics and Compliance Officer and Corporate Controller. In addition, the Company has hired new accounting personnel with substantial knowledge of financial accounting principles and procedures. We have improved the controls designed to safeguard our cash assets, and have implemented additional segregation of duties. We have also engaged an external firm to formally identify, assess and document our current internal control structure. The Company will continue to take additional steps necessary to remediate the material weaknesses described above.

Except as described above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2004, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II. Other Infor mation

ITEM 1. Legal Proceedi ngs

We are party to several pending legal proceedings arising from our operations. We believe that we have sufficient professional liability insurance such that the outcome of any of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or results of operations. However, if our insurance company were to deny coverage for a significant judgment or if a judgment were entered against us in an amount greater than our coverage, it could adversely affect our results of operations and financial position.

We maintain a full range of insurance coverages, including workers’ compensation, commercial general liability (which includes property coverage), commercial automobile, and professional liability (which includes pollution coverage). Our professional liability coverage is on a “claims-made basis” meaning the coverage applies to claims made during a policy year regardless of when the causative action took place. All other coverages are “occurrence-basis” meaning that the policy in place when the injury or damage occurred is the policy that responds regardless of when the claim is made. Our professional liability limits per policy year are $40 million with a per claim deductible of $125,000 and an annual aggregate of $3 million. Based on our experience with claims and lawsuits we believe that the current levels of coverage are adequate for all of our present operational activities although such coverages may not prove to be adequate in all cases. A successful catastrophic claim or aggregate of several large claims in amounts in excess of our insurance coverages in any policy year could have a material adverse effect on our financial position and results of operation.

Misappropriation Loss

In March 2005, subsequent to the issuance of the Company’s 2004 financial statements, we discovered misappropriations of Company funds by our former Chief Financial Officer and two former employees who worked in our information systems and treasury departments, collectively, (“the participants”). The participants colluded and circumvented controls to misappropriate funds and conceal the misappropriations possibly beginning as early as 1993 until the misappropriations were discovered.

Shortly after this discovery, an investigation sub-committee was formed comprised of the three outside members of our Corporate Audit Committee. These three outside members were subsequently appointed to the Board of Directors and became the three members of the Audit Committee of the Board of Directors. The Audit Committee retained independent counsel to conduct an investigation and advise the Audit Committee in connection with the investigation. The independent counsel retained forensic accountants, including accountants experienced in conducting forensic audits for companies that perform contracts for federal, state and local governments to assist with the investigation.

The investigation team discovered that at least $36.6 million was misappropriated between January 1, 1998 and the discovery of the misappropriations in March 2005. The amount misappropriated prior to January 1, 1998 could not be determined because certain data for the period prior to January 1, 1998 was unavailable. The participants in the embezzlement scheme used several methods to misappropriate the funds while engaging in conduct to conceal the misappropriated amounts. This conduct included among other things, recording and changing normal recurring journal entries and overstating accruals in prior periods to facilitate improper write-offs of misappropriated funds.

The Company determined that the misappropriations scheme led to the overstatement of overhead rates that the Company used to determine billings in connection with certain of our government contracts. As a result, some of our government clients were overcharged for the Company’s services. During the review of the overhead rate calculations, the Company identified certain instances of costs erroneously included in our overhead cost pool which were unallowable under applicable regulations and an error in our calculation of our overhead rate, which related to certain general and administrative costs. The Company determined that the unallowable costs and general and administrative errors also led to the overstatement of overhead rates which the Company used in connection with certain government contracts.

The Audit Committee, at the direction of the Corporate Board, disclosed the overstatement of our overhead rate to our clients and other appropriate government agencies, including the Department of Justice (“DOJ”). We have been cooperating with our clients and such agencies to determine the amount of our reimbursement obligations and any other amounts we may be obligated to pay in order to resolve these issues. The DOJ and the United States Securities and Exchange Commission have been investigating the misappropriations and the overstatement of overhead rates.

The Company determined corrected overhead rates considering the impact of the misappropriations and considering the impact of additional errors identified. The Company has also recorded a related reduction in revenue, an increase in interest expense and a corresponding liability in each relevant year in its restated financial statements.

In July 2006, we entered into a settlement agreement with the State of Texas, Department of Transportation which resolves all claims that the State of Texas may have had against us for overpayments related to the restatement of overhead rates on billings on or before April 30, 2006 under contracts with that agency based on our payment of approximately $5.4 million and provides for the determination of the appropriate overhead rate for billings after April 30, 2006. In November 2006, we entered into a settlement agreement with the Florida Department of Transportation which resolves all claims that agency may have had against us for the overstatement of rates on billings through September 30, 2005 (and with respect to cost contracts through September 30, 2006) under our contracts with them based on our payment of approximately $12.5 million. This settlement agreement also provides for the determination of the appropriate overhead rate for fiscal year 2006 billings under fixed price contracts.

In January 2007, we reached a settlement agreement with the Department of Justice, Civil Division on behalf of it and all other federal agencies with which we have contracts to resolve all federal claims including claims under the Federal Civil False Claims Act, related to the overstatements of overhead rates on our contracts with federal agencies. The agreement requires approximately $6.5 million of reimbursement payments for all contract amounts through September 30, 2005.

The settlements described above are included in accrued reimbursement liability in the Company’s condensed consolidated financial statements. We are in discussions with our remaining government clients to enter into settlement agreements in order to satisfy any refund obligations, which are in various stages of settlement. We currently expect that these payments will not exceed our accrued reimbursement liability.

Our Board of Directors, with the assistance of the CAC and the Audit Committee, instituted immediate corrective actions and began implementing long-term measures to implement new financial controls and establish procedures to safeguard assets and to establish more accurate accounting and financial reporting practices. These long-term measures are included within our new Ethics and Compliance Program.

In an effort to recover assets that were misappropriated, the Company has instituted lawsuits against certain persons who received money from one or more of the participants in the embezzlement scheme. The Company continues to incur costs associated with such lawsuits, and the Company may not prevail in these lawsuits. In the event that the Company does prevail, there can be no assurance that the Company will actually recover assets from the persons who were sued by the Company.

In the course of our investigation of the accounting irregularities and misappropriations, it was determined that there were possible violations relating to past political contributions by us and certain of our employees. The United States Attorney’s Office for the Southern District of Florida (Miami) and the Federal Bureau of Investigation are now conducting an investigation relating to improper campaign contributions including improper use of political action committees. We have produced documents and other information to the government and are fully cooperating with the investigation. At the present time, we believe it unlikely that criminal charges will be filed against us in this matter, but the authorities are not precluded from bringing charges and circumstances may change.

The United States Securities & Exchange Commission is also conducting an investigation of the accounting irregularities and misappropriations of funds described above. We are fully cooperating with the investigation and have produced documents and other information to the commission. At the present time, we are unable to predict the likely outcome of this investigation.

Pursuant to the Company’s by-laws, the Company is permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006 the Company repurchased 46,000 shares from Richard A. Wickett, our former Chairman of the Board from 2002 to February 2005 and former Chief Financial Officer from 1993 to 2004, and 3,400 shares from Kathryn J. Wilson in the original principal amounts of $1.2 million and $92,000, respectively. The notes currently bear interest at the rate of 7.5% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance. The notes are subject to the Company’s right of set off, which permits the Company to set off all claims it may have against the payee against amounts due and owing under the notes.

ITEM 1A. Risk F actors

In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially adversely affect the Company’s business, financial condition, and results of operations. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may impair the Company’s business operations and financial condition.

Certain Risks Related to Our Marketplace and Our Operations

We are involved in litigation, legal proceedings and governmental investigations, which could have a material adverse effect on our profitability and financial position.

We are involved in litigation, legal proceedings and governmental investigations that are significant and described in more detail in Item 3 “Legal Proceedings”. Such litigation, proceedings and investigations could have a material adverse effect on our profitability and financial position if decided adversely.

Unpredictable downturns in the financial markets, and reduced federal, state and local government budget spending could cause our revenues to fluctuate and adversely affect our revenue and operating results.

Downturns in the financial markets can impact the capital expenditures of our clients. In particular, our private sector clients, and the markets in which we provide services, may from time to time experience periods of economic decline. Any prolonged downturn in the financial markets could negatively impact our ability to determine demand for our services. We cannot be certain that economic or political conditions will be generally favourable or that there will not be significant fluctuations adversely affecting our industry as a whole or key markets we target.

The demand for our government related services is contingent upon the level of government funding for new and existing infrastructure projects. As such, government funding is dependent upon policy objectives being in line with infrastructure needs. Any shift in policy away from these initiatives can impact our ability to secure current funding for projects and obtain new projects.

We operate in a highly competitive market. If we are unable to offer competitive services, our business may be adversely affected.

We have numerous competitors in the various marketplaces in which we operate. Our competitors range from large diversified firms having substantially greater financial resources and a larger technical staff than us, to smaller more specialized, low cost structure niche firms. It is not possible to estimate the extent of competition which our present or future activities will encounter because of changing competitive conditions, customer requirements, technological developments, political environments and other factors.

We continue to see significant price competition and customer demand for higher service completion levels. There is also significant price competition in the marketplace for federal, state and local government contracts as a result of budget issues, political pressure and other factors beyond our control. Our operating results could be negatively impacted should we be unable to achieve the necessary revenue growth to sustain profitable operating margins within our service lines.

Pending or future governmental audits could result in findings which require downward adjustments of our revenue; and, under certain circumstances, could cause us to incur significant liabilities or restrict our business activities.

We are party to numerous contracts with government agencies, which require strict compliance with applicable laws, regulations, standards and contractual requirements. These agencies routinely conduct financial statement audits, attestation audits, or performance audits of their contracts to detect and report material non-compliance, fraud, internal control deficiencies, and to ensure adherence to generally accepted government auditing standards which include AICPA fieldwork standards.

If these audits identify costs which have been incorrectly billed, either directly or indirectly, to government contracts, the government agencies may not reimburse us for these costs, or if we have already been reimbursed, we may be required to refund these reimbursements.

Our internal controls may not prevent or detect specific isolated or deceitful violations of applicable laws, regulations, standards or contractual requirements. If these agencies determine that we or one of our subcontractors has engaged in illegal conduct, we may be subject to civil or criminal penalties, and this may impair our ability to obtain new work.

We derive a significant portion of our engineering fees from a few clients, and the loss of these clients could have a material adverse impact on our financial performance.

In fiscal 2005, we derived approximately 27% of our engineering fees from various districts and departments of the FDOT and the TxDOT under numerous contracts. While we believe the loss of any individual contract would not have a material adverse effect on our results of operations and would not adversely impact our ability to continue work under our other contracts with these clients, the loss of all the FDOT or the TxDOT contracts would have a material adverse effect on our results of operations by causing a material decrease in our engineering fees and profits.

Our backlog is subject to cancellation and unexpected adjustments, which could have a negative impact on future earnings.

Backlog represents the revenues associated with contracted task orders which are scheduled to commence in future periods, less previously recognized revenue on such task orders. Projects may remain in our backlog for prolonged periods of time prior to commencement, and our ability to realize revenues from our backlog is contingent on the availability of funding from federal, state and local government agencies. Most government agency contracts contain cancellation clauses, which if exercised, would cause a reduction in our backlog, and adversely affect future revenues. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog and the revenues and profits that we actually earn.

If we are unable to accurately estimate the revenues, costs, time and resources on our contractual commitments, we may incur a lower profit or loss on the contract.

We generally earn revenue for the services we provide through three principal types of contracts; cost-plus, time-and-materials, and fixed price contracts. Cost-plus contracts are usually subject to negotiated ceiling amounts, and limit the recovery of certain specified indirect costs. If we underestimate our costs, and our costs exceed the contract ceiling amount, we may not be reimbursed for such costs. Under time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on actual time expended. If we underestimate our total contract costs, we may not recover these costs from our client, and the project may not be profitable for us. Under fixed price contracts, we receive a fixed sum negotiated in advance, regardless of actual costs incurred. If we underestimate our revenue and costs for the specified scope of work, we may experience significant over-runs and negatively impact profit margin or realize a loss on the contract. Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the estimated contract price.

If we are unable to retain and recruit highly qualified personnel to fulfill our contractual obligations, our business may be adversely affected.

Our employees are our most valuable resource. Many of our technical personnel are highly specialized in their respective disciplines. Since we derive substantially all of our engineering fees from services performed by our professional staff, our failure to retain and attract professional staff could negatively impact our ability complete our projects and secure new contracts.

Failure to meet the covenants of our existing revolving credit facility could result in the loss of use of our available line of credit.

Failure to meet any of the covenant terms of our existing revolving credit facility could result in an event of default. If an event of default occurs, and we are unable to receive a waiver of default, our lender may increase our borrowing costs, restrict our ability to obtain additional borrowings, accelerate all amounts outstanding or enforce their interest against all collateral pledged. In the past, we have obtained written waivers of default from our lender, but no assurances can be given that we will be able to obtain the necessary waivers in the future. In addition, we can not declare dividends or incur additional debt without written approval from our lender, which could significantly restrict our ability to raise additional capital. Our inability to raise additional capital could lead to working capital deficits that could have a materially adverse effect on our operations in future periods.

If the material weaknesses in our internal control over financial reporting identified below are not remediated or we otherwise fail to maintain effective internal control over financial reporting, future material misstatements in our financial statements could result, which would result in additional restatements, impact our ability to timely file our financial statements, or cause us to improperly calculate our overhead rate for our government contracts.

In this Report we have restated our previously issued consolidated financial statements to reflect certain accounting adjustments. The restatements related to (i) overstatement of engineering fees resulting from incorrect overhead rates (ii) adjusting entries needed to correct concealing entries made in connection with the misappropriations, (iii) recognition of rent expenses, (iv) classification of leases as operating instead of capital leases and the timing of expense recognition in connection therewith, (v) the recognition of expenses in the appropriate accounting period, (vi) the accounting for post-employment benefit plans, (vii) accrued wages, (viii) billings in excess of cost correction and (ix) classification errors.

In connection with the restatements, management concluded that as of September 30, 2005, there were significant material weaknesses in our internal control over financial reporting. We are implementing measures to ensure the accuracy of our financial statements and to attempt to remediate these material weaknesses. If the material weaknesses are not remediated or new material weaknesses arise, they could result in material misstatements in our financial statements in the future, which would result in additional restatements, impact our ability to timely file our financial statements or cause us to improperly calculate our overhead rate for our government contracts. As a result, our business and financial condition could be materially and adversely affected.

We may be negatively impacted as a result of litigation or other proceedings relating to past political contributions by us and certain of our employees.

In the course of our investigation of the accounting irregularities and misappropriation, it was determined that there were possible irregularities relating to past political contributions by us and certain of our employees. The United States Attorney’s Office for the Southern District of Florida and the Federal Bureau of Investigation are now conducting an investigation into this matter. An unfavorable resolution or outcome resulting from this investigation may cause irreparable damage to our reputation and negatively impact our ability to secure new contracts with existing governmental clients.

Certain Risks Related to Owning Our Stock

Because no public market exists for our stock, the ability of our shareholders to sell their common stock is limited.

There is no public market for our common stock. In order to provide some liquidity to our shareholders, we have historically maintained a limited annual stock offering period, which we call the stock window. The stock window has permitted existing shareholders to offer their shares for sale back to us during a predetermined period at a price determined by an appraisal. Although the stock window is intended to provide some liquidity to shareholders, the aggregate number of shares offered for sale during the stock window may be greater than the aggregate number of shares sought to be purchased by authorized buyers. As a result, sell orders may be prorated, and shareholders may not be able to sell all of the shares they desire to sell during the stock window. We did not open the stock window in fiscal 2006, and as such, there is no guarantee the stock window will be open or will not be delayed in future periods. Shareholders who desire to sell their shares in the future will only be able to do so if there are authorized buyers willing to purchase such shares during an open stock window.

The ability of shareholders to sell or transfer their common stock is restricted.

Only our employees, directors, and The PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust (“ESOP”) may own our common stock. We have incorporated significant restrictions on the transfer of our common stock which limit our shareholders’ ability to sell their stock. All shares must be initially offered for sale back to us at the price determined by an appraisal. If we decline to purchase the shares, the ESOP Plan may purchase such shares. Should the ESOP Plan decline to purchase the shares, the shareholders may offer their shares for sale to other shareholders. The other shareholders have the right to purchase such shares based on each shareholder’s proportionate ownership of all issued shares. Because our shares are subject to transfer restrictions, shareholders who desire to sell all their shares may not be able to do so.

Pursuant to the Company’s by-laws, the Company is permitted to repurchase stock by delivery of a promissory note to the employee. Because the principal payable pursuant to any such promissory note may be paid at any time prior to the five year anniversary of the date of issuance, a stockholder may not receive a cash payment for his shares until such five year anniversary.

Because we do not intend to pay dividends, our shareholders will benefit from an investment in our common stock only if our stock price appreciates.

We have never declared or paid dividends to holders of our common stock. We expect to retain all future earnings for investment in our business, and do not expect to pay any cash dividends in the near future. As a result, the positive return of an investment in our common stock is solely dependable on future appreciation in value of our common stock and future earnings. There is no guarantee that our stock will appreciate in value or even maintain the original price at which it was purchased.

The value of our stock may be negatively impacted by current and future governmental agency investigations.

An unfavorable resolution or outcome resulting from working with various government agencies to resolve the amount or reimbursement obligations may result in a material adverse impact to our enterprise value, and may adversely impact the future value of our share price. In addition, we are currently under investigation by the United States Attorney’s Office for the Southern District of Florida and the Federal Bureau of Investigation for possible irregularities relating to past political contributions made by us and certain of our employees. In the event that criminal charges are filed against the company, the future value of our share price may be impacted.

ITEM 2. Issuer Purchases of Equity Securities b y Issuer and Affiliated Purchasers

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

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
1st Quarter	130,973	$26.81	—	—

Total	130,973	$26.81	—	—

(1)	During fiscal 2005, any stock repurchases totaling more than $300,000 were paid to employees at 90% of the total value in cash, and 10% of total value by delivery of a promissory note.

ITEM 3. Defaults Upon Se nior Securities

None.

ITEM 4. Submission of Matters to a Vote of Sec urity Holders

None.

ITEM 5. Other Informati on

None.

ITEM 6. Exh ibits

A list of exhibits to this Report is set forth in the Exhibit Index appearing elsewhere in this Report and is incorporated herein by reference.

SIGNATURE S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The PBSJ Corporation
(Registrant)

Dated: January 26, 2007	/s/ John B. Zumwalt, III
John B. Zumwalt
Chairman of the Board and Chief Executive Officer

Dated: January 26, 2007	/s/ Donald J. Vrana
Donald J. Vrana
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a) certification by John B. Zumwalt, III, Chairman and Chief Executive Officer. (1)

31.2	Rule 13a-14(a) certification by Donald J. Vrana, Senior Vice President and Chief Financial Officer. (1)

32.1	Certification of by John B. Zumwalt, III, Chairman and Chief Executive Officer and Donald J. Vrana, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith