Form 10-Q
period 2005-03-31
PBSJ CORP /FL/
filed 2007-01-29
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

THE PBSJ CORPORATION

Form 10-Q

For the Quarterly Period Ended March, 31 2005

PART. 1 FINANCIAL INFORMATION

Item 1. Financial Statements

THE PBSJ CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except shares and per share amounts)	March 31, 2005	September 30, 2004
		(As Restated See Note 1)
Assets:
Current Assets:
Cash and cash equivalents	$88	$1,910
Marketable securities at fair value	608	573
Accounts receivable, net	69,099	60,445
Unbilled fees	62,699	67,175
Shareholder subscription receivable	—	3,929
Other current assets	4,880	2,166

Total current assets	137,374	136,198
Property and equipment, net	34,878	33,913
Cash surrender value of life insurance	8,884	8,228
Deferred income taxes	5,135	7,797
Goodwill	15,894	14,390
Intangible assets, net	2,564	3,268
Other assets	1,031	571

Total assets	$205,760	204,365

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued expenses	$47,914	$65,771
Accrued reimbursement liability	29,387	24,119
Current portion of long-term debt	454	290
Current portion of capital lease obligations	290	240
Accrued vacation	9,018	8,614
Billings in excess of costs	2,582	3,388
Book overdraft	2,394	—
Deferred income taxes	20,333	13,483

Total current liabilities	112,372	115,905
Long-term debt, less current portion	8,329	7,828
Capital leases, less current portion	478	444
Deferred compensation	11,239	10,683
Other liabilities	5,756	6,802

Total liabilities	138,174	141,662

Stockholders’ Equity:
Common stock, par value $0.00067, 15,000,000 shares authorized, 7,847,106 and 7,913,680 shares issued and outstanding at March 31, 2005 and September 30, 2004, respectively	5	5
Retained Earnings	72,977	67,066
Accumulated other comprehensive loss	(2,010)	(2,053)
Unearned compensation and other	(3,386)	(2,315)

Total stockholders’ equity	67,586	62,703

Total liabilities and stockholders’ equity	$205,760	$204,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PBSJ CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004
		(As Restated See Note 1)		(As Restated See Note 1)
Earned revenue:
Engineering fees	$122,993	$108,776	$250,610	$210,612
Direct reimbursable expenses	26,755	22,646	61,881	43,767

Net earned revenue	96,238	86,130	188,729	166,845

Costs and expenses:
Direct salaries and direct costs	36,346	32,223	71,340	61,714
General and administrative expenses, including indirect salaries	51,527	48,670	99,368	94,016
Misappropriation loss	1,682	1,155	3,636	1,739
Investigation and related costs	102	—	102	—

Total costs and expenses	89,657	82,048	174,446	157,469

Operating income	6,581	4,082	14,283	9,376

Other income (expenses):
Interest expense	(510)	(403)	(1,025)	(823)
Other, net	24	206	79	413

Total other income (expenses)	(486)	(197)	(946)	(410)

Income before income taxes	6,095	3,885	13,337	8,966

Provision for income taxes	2,606	1,877	5,703	4,332

Net income	$3,489	$2,008	$7,634	$4,634

Net income per share:
Basic	$0.48	$0.28	$1.04	$0.63

Diluted	$0.45	$0.26	$0.98	$0.59

Weighted average shares outstanding:
Basic	7,290	7,258	7,341	7,298

Diluted	7,763	7,807	7,814	7,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PBSJ CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
(Dollars in thousands)	2005	2004
		(As Restated See Note 1)
Cash flows from operating activities:
Net income	$7,634	$4,634
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Other	—	7
Increase in cash surrender value of life insurance	(376)	(427)
Depreciation and amortization	5,088	4,516
Gain on sale of property and equipment	(12)	(36)
Provision for bad debt and unbillable amounts	40	152
Provision for deferred income taxes	8,782	3,856
Provision for deferred compensation	922	55
Change in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(7,851)	(1,335)
(Increase) decrease in unbilled fees and billings in excess of costs	3,974	(5,505)
Increase in other current assets	(3,264)	(8,589)
(Increase) decrease in other assets	(433)	11
Decrease in accounts payable and accrued expenses	(10,586)	(2,417)
Increase in accrued reimbursement liability	5,268	3,639
(Decrease) increase in accrued vacation	354	(15)
Increase (decrease) in other liabilities	(1,042)	1,911

Net cash provided by operating activities	8,498	457

Cash flows from investing activities:
Investment in life insurance policies	(280)	(156)
Acquisitions and purchase price adjustments, net of cash acquired	(185)	—
Purchases of marketable securities	(40)	—
Proceeds from the sale of property and equipment	16	54
Purchase of property and equipment	(4,020)	(5,358)

Net cash used in investing activities	(4,509)	(5,460)

Cash flows from financing activities:
Borrowings under line of credit	76,292	96,198
Payments under line of credit	(73,466)	(86,174)
Principal payments under notes and mortgage payable	13	(681)
Principal payments under capital lease obligations	(320)	(17)
Common stock:
Proceeds from sale	121	6,046
Payments for repurchase	(8,451)	(10,535)

Net cash provided by (used) in financing activities	(5,811)	4,837

Net decrease in cash and cash equivalents	(1,822)	(166)

Cash and cash equivalents at beginning of period	1,910	166
Cash and cash equivalents at end of period	$88	$—

Non-cash investing and financing activities:
Property and equipment financed under capital leases	$236	$106
Change in fair value of marketable securities available for sale	$26	$23

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

(Dollars in thousands)	Three Months Ended March 31, 2004	Six Months Ended March 31, 2004
	Increase / (Decrease)
Costs and expenses:
General and administrative expenses, including indirect salaries	$(1,624)	$(1,567)
Misappropriation loss	1,739	1,739

Total costs and expenses	$115	$172

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

Overstatement of Amounts Billed for Overhead

The Company determined that the misappropriation scheme lead to the overstatement of certain overhead rates that the Company used to determine billings in connection with certain of our government contracts. As a result, some of our government clients were overcharged for the Company’s services. During the review of the overhead expenses, the Company identified certain instances of costs erroneously included in our overhead cost pool which were unallowable under applicable regulations and an error in our calculation of our overhead rate, which related to certain general and administrative costs. The team determined that the unallowable costs and general and administrative expense errors also led to the overstatement of overhead rates which the Company used in connection with certain of its government contracts. As a result, in these instances, some of our billings to our government clients relied on or incorporated the overstated overhead rates.

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

The components of the accrued reimbursement liability related to the overstated overhead rates and interest as of September 30, 2004 is as follows:

Beginning retained earnings adjustment related to the overstated overhead rates and the related accrued interest, excluding the effect of income taxes:	$16,662
Year ended September 30, 2004	8,453

Total	$25,115

As of September 30, 2004 there was approximately $1.1 million and $869,000 of over billing recorded as a reduction of accounts receivable and unbilled fees, respectively, in our condensed consolidated balance sheet as such amounts had not yet been collected from our clients. Prior to the restatement adjustments, the Company had approximately $863,000 accrued for a client reimbursement now included in our accrued reimbursement liability at September 30, 2004.

The adjustments related to our condensed consolidated statements of operations are as follows:

(Dollars in thousands)	Three Months Ended March 31, 2004	Six Months Ended March 31, 2004
Reduced revenues	$1,761	$5,290
Interest	178	512

Total	$1,939	$5,802

We have restated our previously issued consolidated financial statements as of September 30, 2004 and for the periods ended March 31, 2004, primarily to reflect adjustments relating to the effects of the misappropriations and related concealment accounting and the correction of revenue amounts charged to certain of our government clients due to the errors in our overhead rates described above, in addition to certain other adjustments.

Other Restatement Items

In connection with recording the misappropriations and concealment adjustments related to our overhead rate correction described above, the Company also identified and corrected the following other errors in its previously issued financial statements.

Accounting for Defined Benefit Pension Plans

The Company also determined that its previous accounting for its post-employment benefit plans was not in accordance with SFAS No. 87, “Employers Accounting for Pensions” (“SFAS 87”). Historically, we have accounted for our deferred compensation plans by only accruing the present value of future minimum retirement payment obligations. SFAS 87 requires that amounts recognized in the financial statements be determined on an actuarial basis. In order to determine the impact of such error, the Company engaged an actuarial firm to perform a comprehensive review of its benefit plans. Accordingly, we have restated our previously issued condensed consolidated financial statements to adjust our accumulated benefit obligation and to defer recognition of prior service costs over the estimated remaining service period. The effect of this change was to decrease general and administrative expense by $202,000 and $405,000 for the three and six-month periods ended March 31, 2004, respectively.

The Company has also recorded a cumulative increase to deferred compensation liability in our condensed consolidated balance sheet of $2.4 million as of September 30, 2004, related to the recognition of previously deferred prior service costs. In addition, the Company recorded a cumulative increase to intangible assets of $647,000 as of September 30, 2004. The Company also recorded a cumulative increase to accumulated other comprehensive loss of $1.9 million as of September 30, 2004, related to the recognition of previously deferred prior service costs.

Accrued Wages

The Company recorded an additional $130,000 in direct salaries and direct costs for the three-month period ended March 31, 2004, and a reduction in direct salaries and direct costs of $96,000 for the six-month period ended March 31, 2004 in connection with previously unrecorded part-time and over-time wages earned by our employees in the current fiscal quarter and that were paid in the subsequent fiscal quarter. These adjustments to our condensed consolidated statements of operations represent the period effect of the unrecorded accrual for direct salaries and direct costs as of the end of respective periods. The Company recorded an additional $1.5 million accrual (recorded in accounts payable and accrued expenses) to correct its condensed consolidated balance sheet at September 30, 2004.

Additionally, the Company recorded an increase to accounts payable and accrued expenses of $736,000, in connection with labor associated with previously unrecorded revenue at September 30, 2004.

Accounting for Leases

The Company determined that the rent expense recorded in connection with certain of its operating leases with scheduled rent increases was not in accordance with SFAS No. 13 “Accounting for Leases” and FASB Technical Bulletin (“EITF”) No. 85-3 “Accounting for Operating Leases with Scheduled Rent Increases”. The Company should have recognized rent expense by applying a straight-line method on operating leases with fixed-rate rent escalation clauses. This method requires the lessee under a lease agreement to record as expense an amount equal to the total rental payments paid over the term of the lease (including lease renewals that are “reasonably assured”) on a straight-line basis. The impact of this change was to increase rent expense, included in general and administrative expenses, by $58,000 and $116,000 for the three and six-month periods ended March 31, 2004 respectively and a corresponding increase in deferred rent, which is included in accounts payable and accrued expenses, of $755,000 as of September 30, 2004.

The Company also determined that certain leases previously classified as operating leases should have been accounted for as capital leases. As a result, we have recorded capitalized lease equipment and related capital lease obligations of $990,000 (with $320,000 of related accumulated amortization) as of September 30, 2004, and $368,000 of capitalized lease equipment and related capital lease obligations during fiscal 2004. Our condensed consolidated statements of operations reflect an adjustment to decrease lease expense in general and administrative expenses of $52,000 and $104,000 for the three and six-month periods ended March 31, 2004. Additionally, a corresponding adjustment to increase depreciation and amortization, in general and administrative expenses, of $49,000 and $98,000 and interest expense of $5,000 and $10,000 for the three and six-month periods ended March 31, 2004, respectively.

Accounting for Employee Expense Reports

The Company recorded an additional $114,000 and $23,000 in general and administrative expenses for the three and six-month periods ended March 31, 2004, respectively, in connection with previously unrecorded business expenses incurred by our employees that were reimbursed to our employees in the subsequent fiscal period. These adjustments to our condensed consolidated statement of operations represent the net effect of the unrecorded business expenses as of the end of respective periods. Such amounts are not reimbursed to us by our clients. The Company recorded an additional $1.2 million accrual (recorded in accounts payable and accrued expenses) to correct its condensed consolidated balance sheet at September 30, 2004.

Costs in Excess of Revenue

The Company has recorded an adjustment to accrue for contracts in progress, which were expected to be completed with costs in excess of revenue. The impact of these adjustments was to increase direct salaries and direct costs by $12,000 and $25,000 for the three-month and six-month periods ended March 31, 2004, respectively. The total amount of the previously unrecorded accrual, which has been included in the Company’s condensed consolidated balance sheet as of September 30, 2004 is $1.7 million.

Other Miscellaneous Adjustments

In addition, the Company has recorded additional restatement adjustments to correct various other immaterial errors, including known errors which had not previously been corrected because the effect of the errors was not material to the financial statements.

Classification Corrections Not Impacting Net Income

Goodwill and Intangible Assets

The Company had incorrectly included its intangible asset balance in other assets in its consolidated balance sheet as of September 30, 2004. The Company recorded a decrease in other assets and a corresponding increase to intangible assets of $2.3 million as of September 30, 2004 to correct this misclassification.

Billing In Excess of Costs

The Company recorded an entry to properly classify credit balances previously recorded in unbilled fees in our consolidated balance sheets as billings in excess of costs. This resulted in an additional increase to unbilled fees and billings in excess of costs of $1.2 million as of September 30, 2004.

Accounting for Direct Reimbursable Expenses

The Company also identified certain accounting errors related to direct reimbursable expenses not being recorded in the period services were performed. The Company identified a number of sub-contractor invoices received subsequent to period-end for services performed in the prior period. The adjustment to record these transactions does not affect net income, as direct reimbursable expenses are billed directly to our clients on a dollar for dollar basis, with minimal or no mark-up. The resulting effect of this adjustment was to increase engineering fees and direct reimbursable expenses by $1.0 million and $1.1 million for the three-month and six-month periods ended March 31, 2004, respectively. These adjustments related to the classifications within the condensed consolidated statement of operations represent the period effect the unrecorded accrual for sub-contractor invoices and related unbilled engineering fees as of the end of the respective periods. The total amount of the previously unrecorded accruals which has been corrected in the Company’s condensed consolidated balance sheet at September 30, 2004 is an additional accrual and increase in unbilled fees for sub-consultants expense of $8.4 million.

The financial information presented in the accompanying condensed consolidated financial statements and these notes to the condensed consolidated financial statements give effect to the restatement. The following tables summarize the effect of the restatement on the previously reported condensed consolidated financial statements line items presented in our condensed consolidated financial statements as of September 30, 2004 and for the three-month and six-month periods ended March 31, 2004:

Condensed Consolidated Balance Sheet

	September 30, 2004
(Dollars in thousands)	As Previously Reported	Restatement Adjustments	As Restated
Current Assets:
Cash and cash equivalents	$2,796	$(886)	$1,910
Marketable securities at fair value	573	—	573
Accounts receivable, net	64,533	(4,088)	60,445
Unbilled fees	53,249	13,926	67,175
Shareholder subscription receivable	—	3,929	3,929
Other current assets	2,515	(349)	2,166

Total current assets	123,666	12,532	136,198
Property and equipment, net	33,202	711	33,913
Cash surrender value of life insurance	8,372	(144)	8,228
Deferred income taxes	799	6,998	7,797
Goodwill	14,878	(488)	14,390
Intangible assets	—	3,268	3,268
Other assets	2,920	(2,349)	571

Total assets	$183,837	$20,528	$204,365

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$40,338	$25,433	$65,771
Accrued reimbursement liability	—	24,119	24,119
Current portion of long-term debt	290	—	290
Current portion of capital leases	—	240	240
Accrued vacation	8,614	—	8,614
Billings in excess of costs	2,215	1,173	3,388
Deferred income taxes	22,935	(9,452)	13,483

Total current liabilities	74,392	41,513	115,905
Long-term debt, less current portion	7,828	—	7,828
Capital leases, less current portion	—	444	444
Deferred compensation	8,296	2,387	10,683
Other liabilities	6,546	256	6,802

Total liabilities	97,062	44,600	141,662
Stockholders’ Equity:
Common stock	5	—	5
Retained earnings	88,950	(21,884)	67,066
Accumulated other comprehensive loss	(19)	(2,034)	(2,053)
Unearned compensation and other	(2,161)	(154)	(2,315)

Total stockholders’ equity	86,775	(24,072)	62,703

Total liabilities and stockholders’ equity	$183,837	$20,528	$204,365

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31, 2004
(Dollars in thousands, except per share amounts)	As Previously Reported	Restatement Adjustments	As Restated
Earned revenue:
Engineering Fees	$109,285	$(509)	$108,776
Direct reimbursable expenses	21,840	806	22,646

Net earned revenue	87,445	(1,315)	86,130

Costs and expenses:
Direct salaries and direct costs	31,933	290	32,223
General and administrative expenses, including indirect salaries	47,905	765	48,670
Misappropriation loss	—	1,155	1,155

Total costs and expenses	79,838	2,210	82,048

Operating income	7,607	(3,525)	4,082
Other income (expenses):
Interest expense	(210)	(193)	(403)
Other, net	272	(66)	206

Total other income (expenses)	62	(259)	(197)

Income before income taxes	7,669	(3,784)	3,885
Provision for income taxes	2,949	(1,072)	1,877

Net income	$4,720	$(2,712)	$2,008

Basic and diluted net income per share:
Basic	$0.65	$(0.37)	$0.28

Diluted	$0.60	$(0.34)	$0.26

	Six Months Ended March 31, 2004
(Dollars in thousands, except per share amounts)	As Previously Reported	Restatement Adjustments	As Restated
Earned revenue:
Engineering Fees	$212,780	$(2,168)	$210,612
Direct reimbursable expenses	43,110	657	43,767

Net earned revenue	169,670	(2,825)	166,845

Costs and expenses:
Direct salaries and direct costs	61,161	553	61,714
General and administrative expenses, including indirect salaries	94,631	(615)	94,016
Misappropriation loss	—	1,739	1,739

Total costs and expenses	155,792	1,677	157,469

Operating income	13,878	(4,502)	9,376
Other income (expenses):
Interest expense	(447)	(376)	(823)
Other, net	759	(346)	413

Total other income (expenses)	312	(722)	(410)

Income before income taxes	14,190	(5,224)	8,966
Provision for income taxes	5,818	(1,486)	4,332

Net income	$8,372	$(3,738)	$4,634

Basic and diluted net income per share:
Basic	$1.15	$(0.52)	$0.63

Diluted	$1.07	$(0.48)	$0.59

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended March 31, 2004
(Dollars in thousands)	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income	$8,372	$(3,738)	$4,634
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Other	3	4	7
Increase in cash surrender value of life insurance	—	(427)	(427)
Depreciation and amortization	4,354	162	4,516
Gain on sale of property and equipment	(36)	—	(36)
Provision for bad debt and unbillable amounts	152	—	152
Provision for deferred income taxes	3,851	5	3,856
Provision for deferred compensation	489	(434)	55
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(1,677)	342	(1,335)
Increase in unbilled fees and billings in excess of costs	(4,056)	(1,449)	(5,505)
Increase in other current assets	(8,588)	(1)	(8,589)
(Increase) decrease in intangible assets	(43)	43	—
(Increase) decrease in other assets	(414)	425	11
(Decrease) increase in accounts payable and accrued expenses	(3,459)	1,042	(2,417)
Increase in accrued reimbursement liability	—	3,639	3,639
Increase (decrease) increase in accrued vacation	28	(43)	(15)
Increase in other liabilities	754	1,157	1,911

Net cash provided by operating activities	(270)	727	457

Cash flows from investing activities:
Investment in life insurance policies	(283)	127	(156)
Proceeds from the sale of property and equipment	54	—	54
Purchase of property and equipment	(5,274)	(84)	(5,358)

Net cash used in investing activities	(5,503)	43	(5,460)

Cash flows from financing activities:
Borrowings under line of credit	95,763	435	96,198
Payments under line of credit	(86,174)	—	(86,174)
Principal payments under notes and mortgage payable	(681)	—	(681)
Principal payments under capital lease obligations	—	(17)	(17)
Common stock:
Proceeds from sale	6,046	—	6,046
Payments for repurchase	(10,535)	(0)	(10,535)

Net cash provided by (used) in financing activities	4,419	418	4,837

Net decrease in cash and cash equivalents	(1,354)	1,188	(166)

Cash and cash equivalents at beginning of period	3,290	(3,124)	166

Cash and cash equivalents at end of period	$1,936	$(1,936)	$—

Cumulative Effect of Change in Stockholders’ Equity

(Dollars in thousands)	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at September 30, 2004 (as previously reported)	$88,950	$(19)
Cumulative effect of restatement on prior periods	(21,884)	(2,034)

Balance at September 30, 2004 (Restated)	$67,066	$(2,053)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the interim period contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of The PBSJ Corporation (the “Company”) as of March 31, 2005 and the results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2005, which is being filed in conjunction with this Form 10-Q. The accounting policies followed for interim financial reporting are the same as disclosed in Note 1 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005. The results of operations for the three-month and six-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the fiscal year.

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

A reconciliation of the number of shares used in computing basic and diluted earnings per share follows:

	Three Months Ended March 30,		Six Months Ended March 30,
(Shares in thousands)	2005	2004	2005	2004
Weighted average shares outstanding - Basic	7,290	7,258	7,341	7,298
Effect of dilutive unvested restricted stock	473	549	473	549

Weighted average shares outstanding - Diluted	7,763	7,807	7,814	7,847

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

Change orders that result from modification of an original contract are taken into consideration for revenue recognition when it results in a change of total contract value and is approved by our clients. Engineering fees relating to unapproved change orders are recognized when collected.

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

Misappropriation Loss, Investigation Related Expenses and Recovery of Assets

The misappropriation loss for the three and six-month periods ended March 31, 2005, previously described, is presented net of the gain from recovered assets. At March 31, 2005, the Company had not recovered any assets from the participants. In addition to the misappropriation loss, the Company has incurred certain professional fees and other costs that relate to the investigation of the embezzlement and the recovery of assets. These expenses include legal fees, forensic accounting fees and related costs, and other costs associated with the recovery and maintenance of misappropriated assets. Collectively, these costs are stated as investigation and related costs in the accompanying condensed consolidated statements of operations and are recorded in the period the costs are incurred.

The following table sets forth the components of the misappropriation loss and related investigation expenses:

	Three Months Ended March 31,	Six Months Ended March 31,
(Dollars in thousands)	2005	2005
Misappropriation loss	$1,682	$3,636
Less: gain from recovered assets	—	—
Legal fees related to the investigation	55	55
Forensic accounting fees and related costs	40	40
Other	7	7

Total	$1,784	$3,738

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

In December 2004, the FASB issued FSP FAS 109-1(“FSP 109”), “Application of FASB Statement No. 109, (“SFAS 109”), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. FSP 109 clarifies that the deduction should be accounted for as a special deduction under SFAS 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. FSP 109 is effective for us beginning fiscal 2005. The adoption of FSP 109 did not have a material impact on our financial results.

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

As of March 31, 2005, there were various legal proceedings pending against the Company, where plaintiffs allege damages resulting from the Company’s engineering services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract. The Company accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. As of March 31, 2005, the Company had an accrual of approximately $4.8 million for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable and can be reasonably estimated.

In July 1998, we entered into an agreement with West Frisco Development Corporation (“WFDC”) to provide various services, among which was a flood plain study to be used by WFDC, the City of Frisco and FEMA. In 2003, the City of Frisco retained the services of a third-party architecture and engineering firm in connection with the extension and widening of Teel Road which lies within the greater drainage basin included in the Company’s original flood plain study. This architecture and engineering firm’s assessment of the flood plain study determined that the Company used incorrect assumptions when calculating the size of the drainage culverts required for the increased development of the area’s transportation infrastructure. Based on this assessment, the Company has entered into negotiations with the City of Frisco to correct the drainage needs to support the Teel Road expansion project. As a result, the Company has recorded an estimated liability of $2.1 million to cover the costs associated with correcting the drainage needs of the Teel Road expansion project.

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

4. Income Taxes

The income tax provisions were $2.6 million and $1.9 million and $5.7 million and $4.3 million, or effective tax rates of 42.8% and 48.3%% and 42.8% and 48.3%, for the three-month and six-month periods ended March 31, 2005 and 2004, respectively.

For the past several years, the Company has generated research and development tax credits related to certain qualifying costs. The qualifying costs relate primarily to the Company’s project costs which management believes involved technical uncertainty. These research and development costs were incurred by the Company in the course of providing services generally under long-term client projects. Because the Company has been unable to utilize the entire amount of research and development tax credits it has generated each year, the condensed consolidated balance sheets reflect a deferred tax asset of $4.9 million and $6.3 million ($2.6 million and $2.5 million net of a corresponding valuation allowance of $2.3 million and $3.7 million) as of March 31, 2005 and September 30, 2004, respectively, for the unused credit carry forwards. The credits will expire beginning 2017 through 2022.

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

Financial information relating to the Company’s operations by segment is as follows:

(Dollars in thousands)	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
Three Months Ended March 31, 2005
Engineering fees	$51,087	$20,791	$23,250	$27,865	$122,993
Net earned revenue	38,691	16,578	17,691	23,278	96,238
Operating income	4,663	1,549	(1,133)	1,502	6,581
Depreciation and amortization	948	317	689	666	2,620
Total assets	77,766	32,773	52,493	42,728	205,760
Purchases of property and equipment	758	349	521	492	2,120

Three Months Ended March 31, 2004
Engineering fees	$43,364	$18,856	$19,213	$27,343	$108,776
Net earned revenue	33,472	13,704	16,567	22,387	86,130
Operating income	2,147	1,204	(491)	1,222	4,082
Depreciation and amortization	798	214	550	644	2,206
Purchases of property and equipment	906	331	579	618	2,434

(Dollars in thousands)	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
Six Months Ended March 31, 2005
Engineering fees	$94,718	$39,916	$63,934	$52,042	$250,610
Net earned revenue	72,806	31,209	41,677	43,037	188,729
Operating income	7,707	2,017	2,591	1,968	14,283
Depreciation and amortization	1,859	614	1,301	1,314	5,088
Total assets	77,766	32,773	52,493	42,728	205,760
Purchases of property and equipment	1,453	664	946	957	4,020

Six Months Ended March 31, 2004
Engineering fees	$83,766	$35,267	$38,036	$53,543	$210,612
Net earned revenue	63,985	26,482	32,915	43,463	166,845
Operating income	4,510	1,794	866	2,206	9,376
Depreciation and amortization	1,596	464	1,121	1,335	4,516
Purchases of property and equipment	1,947	817	1,183	1,411	5,358

6. Long-Term Debt

(Dollars in thousands)	March 31, 2005	September 30, 2004
Line of credit unused availability of $57,568 and $58,000 at
March 31, 2005 and September 30, 2004, respectively.	$432	$—
Mortgage note payable due in monthly installments starting on
April 16, 2001, with interest, collateralized by real property; unpaid principal due March 16, 2011. Interest at LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points (3.52% and 2.49% at March 31, 2005 and September 30, 2004, respectively).	8,351	8,118
Capital lease obligations	768	684

	9,551	8,802

Less current portion of long-term debt	454	290
Less current portion of capital lease obligations	290	240

Long-term debt and capital lease obligations	$8,807	$8,272

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

The interest rate (3.37% and 2.34% at March 31, 2005 and September 30, 2004, respectively) ranges from LIBOR plus 50 basis points to Prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to Prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including minimum levels of net worth, a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The company was in compliance with or obtained a waiver of default of the line of credit financial covenants as of March 31, 2005. The line of credit is collateralized by substantially all of the Company’s assets. We used cash flow from operating activities to repay amounts outstanding under our line of credit.

On March 19, 2001, the Company entered into a mortgage note with an original principal amount of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 3.52% and 2.49% at March 31, 2005 and September 30, 2004, respectively. We used an interest rate swap (“the Swap”) agreement in order to minimize the adverse impact of the floating interest rate characteristics of the Company’s long term debt obligations. The swap effectively converts the floating interest rate on the note payable to a fixed rate of 6.28%. On March 16, 2006, the Company’s swap expired. Our adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%. The mortgage agreement contains clauses requiring the maintenance of various covenants and financial ratios. On December 10, 2003, the lender approved an amendment to the mortgage agreement to reflect new conditions for the Tangible Net Worth covenant requirement under the agreement through April 30, 2007.

The Company has received a written waiver from the lender as it relates to compliance of all reporting and covenant requirements under the mortgage agreement through January 31, 2007. The mortgage note is collateralized by the office building located in Maitland, Florida.

The Company’s capital leases consisted primarily of equipment. The interest rate used in computing the minimum lease payments range from 2.02% to 4.84%. The leases were capitalized using the lower of the minimum lease payments or the fair market value of the equipment at the inception of the lease.

7. Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ investment and minimum pension liability that, under Generally Accepted Accounting Principles (“GAAP”), are excluded from net income.

The components of all the comprehensive income are as follows:

(Dollars in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net Earnings	$3,489	$2,008	$7,634	$4,634
Other comprehensive income:
Unrealized gain (loss) on available for sale marketable securities held for sale, net of tax	(2)	(43)	16	23
Unrealized gain (loss) on interest rate swap, net of tax	(2)	(26)	63	46
Minimum pension liability adjustment, net of tax	(49)	(261)	(98)	(522)

Total comprehensive income	$3,436	$1,678	$7,615	$4,181

8. Goodwill and Other Intangibles Assets

The changes in the carrying amounts of goodwill, by segment, for the six-month period ended March 31, 2005 are as follows:

	Six Months Ended March 31, 2005
(Dollars in thousands)	Transportation Services	Construction Management	Civil Enginerring	Environmental Services	Total
Goodwill, beginning of period	$3,634	$—	$2,187	$8,569	$14,390
Current period acquisition	—	—	405	1,093	1,498
Other purchase price adjustments	6	—	—	—	6

Goodwill, end of period	$3,640	$—	$2,592	$9,662	$15,894

The Company’s intangibles assets consisted of the following:

		March 31, 2005
(Dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization
Client list	10 years	$1,530	$437
Client name recognition	2 years	113	102
Backlog	3 years	1,709	872
Website	7 years	200	65
Pension intangible asset	6 years	1,946	1,458

		$5,498	$2,934

		September 30, 2004
(Dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization
Client list	10 years	$1,440	$220
Client name recognition	2 years	100	75
Backlog	3 years	1,709	484
Website	7 years	200	52
Pension intangible asset	6 years	1,946	1,296

		$5,395	$2,127

9. Acquisitions

On June 1, 2004, the Company acquired 100% of the stock of TriLine Associates, Inc. (“TriLine”) for $3.7 million in cash. The purchase price has been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $4.3 million, including approximately $960,000 of intangible assets, $2.1 million of goodwill, none of which is deductible for tax purposes, and liabilities of $625,000. The weighted average amortization period for the identifiable intangible assets is 7.8 years. TriLine specializes in transportation, geotechnical, and environmental services.

On July 1, 2004, the Company acquired 100% of the stock of W. Koo and Associates Structural Engineers, Inc. (“WKA”) for $2.5 million, net of cash acquired of $678,000, comprised of $413,000 in cash, $250,000 of accrued purchase price and 71,429 shares of the Company’s common stock valued at approximately $1.9 million. The value of the common stock issued was determined based on the estimated fair value of the common stock as of the date of the acquisition. The purchase agreement calls for an adjustment of the number of shares issued based on the valuation of the Company’s stock price at September 30, 2004 so that the total number of shares issued is valued at $1.9 million based on the September 30, 2004 stock value. The purchase agreement called for an additional purchase amount of $500,000, contingent upon the satisfaction of certain conditions, to be paid in two installments of $250,000 on July 1, 2005 and July 1, 2006. The purchase price has been allocated to the respective assets and liabilities based on their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $4.0 million, including approximately $850,000 of intangible assets, $913,000 of goodwill, none of which is deductible for tax purposes, and liabilities of $795,000. The weighted average amortization period for the identifiable intangible assets is 4.9 years. WKA specializes in infrastructure improvements for public, municipal, transit, port authorities and private sector projects with a primary focus on transportation structures in California.

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

10. Retirement Plans

The Company uses a September 30th measurement date for its plans. The following table provides a summary of the Company’s periodic costs:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2005	2004	2005	2004
Service benefits earned during period	$162	$108	$324	$216
Interest cost on projected benefit obligation	160	126	320	252
Amortization:
Prior service cost	81	81	162	162
Net loss from past experience	91	27	182	54

Net periodic pension expense	$494	$342	$988	$684

11. Subsequent Events

Pursuant to the Company’s by-laws, the Company is permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006 the Company repurchased 46,000 shares from Richard A. Wickett, our former Chairman of the Board from 2002 to February 2005 and former Chief Financial Officer from 1993 to 2004, and 3,400 sharesKathryn J. Wilson in the original principal amounts of $1.2 million and $92,000, respectively. The notes currently bear interest at the rate of 7.5% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance. The notes are subject to the Company’s right of set off, which permits the Company to set off all claims it may have against the payee against amounts due and owing under the notes.

The Company has entered into reimbursement settlement agreements with and made payments in fiscal 2006 to, the FDOT and the TxDOT, its two largest clients, for $12.5 million and $5.4 million, respectively. The FDOT settlement is for all contract amounts through September 30, 2006, except certain lump sum contracts billed after September 30, 2005. The Texas settlement is for all contract amounts through September 30, 2006. In addition, the Company has reached a reimbursement settlement agreement with the Department of Justice on behalf of all of the Company’s federal clients for $6.5 million for all periods through September 30, 2005. The Company has started discussions with several of its other government clients, which are in various stages of settlement.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase an understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q.

This Form 10-Q and the information incorporated by reference in it include and are based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements can sometimes be identified by the fact that they do not relate strictly to historical or current facts and they frequently are accompanied by words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar terms and expressions. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry, and statements relating to our ability to be awarded government contracts, the adoption of certain laws by Congress, our ability to compete effectively with other firms that provide similar services, our ability to attract and retain clients, our ability to achieve future growth and success, our expectations for the public and private sector economic growth, the outcome of our internal investigation and the various on-going government investigations, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that may impact such forward-looking statements include, among others, our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, our ability to attract and retain skilled employees, our ability to comply with new laws and regulations, our insurance coverage covering certain events, the timing and amount of the spending bills adopted by the federal government and the states, our ability to complete our internal investigation in a timely matter, the outcome of the investigations by the Department of Justice, the United States Attorney’s Office, the Securities and Exchange Commission, the Federal Bureau of Investigation, possible changes in collections of accounts receivable, risks of competition, changes in general economic conditions and interest rates, the risk that the Internal Revenue Service or the courts may not accept the amount or nature of one or more items of deduction, loss, income or gain we report for tax purposes and the possible outcome of pending litigation, legal proceedings and governmental investigations and our actions in connection with such litigation, proceedings and investigations, as well as certain other risks including those set forth under the heading “Risk Factors” and elsewhere in this Form 10-Q and in other reports filed by the Company with the Securities and Exchange Commission. All forward-looking statements included herein are only made as of the date such statements are made, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Subsequent written and oral forward-looking statements attributable to the Company or to persons acting on its behalf are qualified in their entirety to the cautionary statements set forth above and elsewhere in this Form 10-Q and in other reports filed by the Company with the Securities and Exchange Commission.

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

We have restated our previously issued condensed consolidated financial statements as of September 30, 2004 and for the three-month and six-month periods ended March 31, 2004, primarily to reflect adjustments relating to the effects of the misappropriations and related concealment accounting and the correction of revenue amounts charged to certain of our government clients due to the errors in our overhead rates, previously discussed, in addition to certain other adjustments more fully described in Note 1 to these condensed consolidated financial statements.

1. Results of Operations

The following table sets forth the percentage of net earned revenue represented by the items in our condensed consolidated statements of operations for the three-month and six-month periods ended March 31, 2005 and 2004, respectively. It also sets forth the effect of the restatement for the three-month and six-month periods ended March 31, 2004, respectively:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Engineering fees	127.8%	126.3%	132.8%	126.2%
Direct reimbursable expenses	27.8	26.3	32.8	26.2

Net earned revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Direct salaries and direct costs	37.8	37.4	37.8	37.0
General and administrative expenses, including indirect salaries	53.5	56.5	52.7	56.3
Misappropriation loss	1.7	1.3	1.9	1.0
Investigation and related costs	0.1	—	0.1	—

Operating income	6.9	4.8	7.5	5.7
Interest expense	(0.5)	(0.5)	(0.5)	(0.5)
Other, net	—	0.2	—	0.2

Income before income taxes	6.4	4.5	7.0	5.4
Provision for income taxes	2.7	2.2	3.0	2.6

Net income	3.7%	2.3%	4.0%	2.8%

A summary of our operating results for the three-month and six-month periods ended March 31, 2005 and 2004, including the restated amounts for the three-month and six-month periods ended March 31, 2004 is as follows:

(Dollars in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Engineering fees	$122,993	$108,776	$250,610	$210,612
Direct reimbursable expenses	26,755	22,646	61,881	43,767

Net earned revenue	96,238	86,130	188,729	166,845

Costs and expenses:
Direct salaries and direct costs	36,346	32,223	71,340	61,714
General and administrative expenses, including indirect salaries	51,527	48,670	99,368	94,016
Misappropriation loss	1,682	1,155	3,636	1,739
Investigation and related costs	102	—	102	—

Operating income	6,581	4,082	14,283	9,376
Interest expense	(510)	(403)	(1,025)	(823)
Other, net	24	206	79	413

Income before income taxes	6,095	3,885	13,337	8,966
Provision for income taxes	2,606	1,877	5,703	4,332

Net income	$3,489	$2,008	$7,634	$4,634

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations for prior periods has been revised for the effects of the restatement described above.

Business Overview

We provide services to both private and public sector clients, with the public sector comprising approximately 79% of our revenues. Our business is divided in four segments, consisting of Transportation, Civil Engineering, Construction Management and Environmental. During the three months ended March 31, 2005, the Civil Engineering segment continued to experience some growth. The growth in the Civil Engineering segment was fueled by large disaster response projects as a result of the hurricanes that hit Florida in August and September of 2004 and growth in the segment’s homeland security program. The Transportation Services segment also experienced some growth in engineering fees resulting from the TriLine and WKA acquisitions, as well as growth in the Texas Turnpike Authority projects. All four business segments experienced increased volumes in backlog at March 31, 2005, as compared to September 30, 2004.

We earn revenue for time spent on projects, in addition to certain direct costs of our projects, such as blueprints and sub-contractor expenses. The fluctuation in direct costs, specifically sub-contractor costs, will influence our net earned revenue. For instance, our Civil Engineering segment experienced a significant increase in sub-contractor costs related to the disaster response projects. As a result, our Civil Engineering segment’s net earned revenue grew at a lesser rate than its engineering fees, since more work was being performed by subcontractors. During the six months ended March 31, 2005 there was an increase in the number of our employees who were primarily technical professionals, whose billable labor gets charged back to our clients, thereby increasing the amount of fees we earned. As chargeability of our technical professionals’ time increases, direct labor costs increase along with it, while indirect labor costs decrease, as more of the technical staff’s time worked is being charged back to our clients.

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

During the last quarter of fiscal 2004 and the first half of fiscal 2005, the economy entered a period of slow recovery with improving private sector corporate profitability, while investment in residential housing development continued at high rates. Federal spending remained strong especially in the area of national defense, which increased opportunity and fortified our strategy for greater balance between the public and private sectors. The state and local government markets remained weak but the market for our specialized services in the area of risk and emergency management strengthened due in part to hurricanes and wild fires. Near term expectations are for the Federal Department of Defense and Homeland Security sectors to remain strong. As the economy expands its recovery, we expect the private sector to strengthen. State and local government markets will remain weak but will improve as increased tax revenue from private sector recovery trickles into the government sector.

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

The accounting policies of the segments are the same as those described in the footnotes to the accompanying condensed consolidated financial statements. We evaluate performance based on operating income (loss) of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for the three-month and six-month periods ended March 31, 2005 as compared to 2004.

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

	Three Months Ended March 31,				Six Months Ended March 31,
	2005	% of NER	2004	% of NER	2005	% of NER	2004	% of NER
Transportation Services
Engineering fees	$51,087	132.0%	$43,364	129.6%	$94,718	130.1%	$83,766	130.9%
Direct reimbursable expenses	12,396	32.0	9,892	29.6	21,912	30.1	19,781	30.9

Net earned revenues (NER)	38,691	100.0	33,472	100.0	72,806	100.0	63,985	100.0
Direct salaries and direct costs	14,570	37.7	12,391	37.0	27,455	37.7	23,698	37.0
Indirect salaries	6,880	17.8	7,002	20.9	14,041	19.3	13,480	21.1
General and administrative costs	11,940	30.9	11,508	34.4	22,251	30.6	21,665	33.9
Misappropriation loss	601	1.6	424	1.3	1,315	1.8	632	1.0
Investigation and related costs	37	0.1	—	—	37	0.1	—	—

Total costs and expenses	34,028	87.9	31,325	93.6	65,099	89.4	59,475	93.0

Operating income	$4,663	12.1%	$2,147	6.4%	$7,707	10.6%	$4,510	7.0%

Construction Management
Engineering fees	$20,791	125.4%	$18,856	137.6%	$39,916	127.9%	$35,267	133.2%
Direct reimbursable expenses	4,213	25.4	5,152	37.6	8,707	27.9	8,785	33.2

Net earned revenues (NER)	16,578	100.0	13,704	100.0	31,209	100.0	26,482	100.0
Direct salaries and direct costs	6,732	40.6	5,829	42.5	13,001	41.7	11,054	41.7
Indirect salaries	2,518	15.2	2,140	15.6	5,417	17.4	4,272	16.1
General and administrative costs	5,486	33.1	4,363	31.8	10,157	32.5	9,097	34.4
Misappropriation loss	276	1.7	168	1.2	600	1.9	265	1.0
Investigation and related costs	17	0.1	—	—	17	0.1	—	—

Total costs and expenses	15,029	90.7	12,500	91.2	29,192	93.5	24,688	93.2

Operating income	$1,549	9.3%	$1,204	8.8%	$2,017	6.5%	$1,794	6.8%

Civil Engineering
Engineering fees	$23,250	131.4%	$19,213	116.0%	$63,934	153.4%	$38,036	115.6%
Direct reimbursable expenses	5,559	31.4	2,646	16.0	22,257	53.4	5,121	15.6

Net earned revenues (NER)	17,691	100.0	16,567	100.0	41,677	100.0	32,915	100.0
Direct salaries and direct costs	6,919	39.1	6,143	37.1	15,795	37.9	12,035	36.6
Indirect salaries	3,304	18.7	3,362	20.3	7,941	19.1	6,456	19.6
General and administrative costs	8,159	46.1	7,290	44.0	14,471	34.7	13,174	40.0
Misappropriation loss	418	2.4	263	1.6	855	2.1	384	1.2
Investigation and related costs	24	0.1	—	—	24	0.1	—	—

Total costs and expenses	18,824	106.4	17,058	103.0	39,086	93.8	32,049	97.4

Operating income	$(1,133)	(6.4)%	$(491)	(3.0)%	$2,591	6.2%	$866	2.6%

Environmental Services
Engineering fees	$27,865	119.7%	$27,343	122.1%	$52,042	120.9%	$53,543	123.2%
Direct reimbursable expenses	4,587	19.7	4,956	22.1	9,005	20.9	10,080	23.2

Net earned revenues (NER)	23,278	100.0	22,387	100.0	43,037	100.0	43,463	100.0
Direct salaries and direct costs	8,125	34.9	7,860	35.1	15,089	35.1	14,927	34.3
Indirect salaries	5,500	23.6	5,022	22.4	10,446	24.3	10,165	23.4
General and administrative costs	7,740	33.3	7,983	35.7	14,644	34.0	15,707	36.1
Misappropriation loss	387	1.7	300	1.3	866	2.0	458	1.1
Investigation and related costs	24	0.1	—	—	24	0.1	—	—

Total costs and expenses	21,776	93.5	21,165	94.5	41,069	95.4	41,257	94.9

Operating income	$1,502	6.5%	$1,222	5.5%	$1,968	4.6%	$2,206	5.1%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

    Engineering Fees

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004	$ Change	% Change
Transportation Services	$51,087	$43,364	$7,723	17.8%
Construction Management	20,791	18,856	1,935	10.3%
Civil Engineering	23,250	19,213	4,037	21.0%
Environmental Services	27,865	27,343	522	1.9%

Total Engineering Fees	$122,993	$108,776	$14,217	13.1%

Engineering fees for the three-month period ended March 31, 2005, were $123.0 million as compared to $108.8 million in the same period in 2004, representing a 13.1% increase. The majority of the increase was in the Civil Engineering and Transportation Services segments.

Engineering fees from Civil Engineering increased 21% to $23.3 million in the three-month period ended March 31, 2005 from $19.2 million in the same period in 2004. Second quarter increases were primarily due to continued growth in our homeland security programs, and continued work related to the 2004 hurricanes in Florida. Civil Engineering also benefited from a strong local economy in Southern California, driving significant growth in that region. Engineering fees in the Civil Engineering segment also increased due to the acquisition of Croslin on October1 2004. Engineering fees from Croslin, following the acquisition were approximately $670,000 for the three-month period ended March 31, 2005.

In the Transportation Services segment, engineering fees increased 17.8% to $51.1 million in the three-month period ended March 31, 2005 from $43.4 million in the same period in 2004. This increase is primarily due to the acquisitions of Triline in June 2004 and WKA in July 2004 and growth in the Texas Turnpike Authority (“TTA”) projects. Engineering fees from Triline and WKA, following their acquisitions, were $1.3 million and $1.6 million, respectively, during the three-month period ended March 31, 2005. In addition, our Transportation Services segment experienced increases in aviation work around the country.

Engineering fees in our Construction Management segment increased 10.3% to $20.8 million in the three-month period ended March 31, 2005 from $18.9 million in the same period in 2004. The increase in our Construction Management’s engineering fees relates primarily to several large projects with existing clients including several state departments of transportation (“DOT”). The biggest growth arose out of an acceleration of TTA projects. TTA work required the addition of more than 100 full time technical employees. We were awarded the program to manage $800 million in turnpike construction management, but plans had to be developed before our work could begin. Due to efforts by our Right of Way and Utility teams, the projects began six months early, resulting in the construction management staff growth over previous years. The Construction Management segment also benefited from the disaster response projects that resulted from the hurricanes that hit Florida in 2004.

Our Environmental Services segment experienced modest growth in its engineering fees for the three-month period ended March 31, 2005 as compared to the same period in 2004. Engineering fees increased 1.9% in this segment to $27.9 million in the three-month ended March 31, 2005 as compared to $27.3 million in the same period in 2004.

    Net Earned Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004	$ Change	% Change
Transportation Services	$38,691	$33,472	$5,219	15.6%
Construction Management	16,578	13,704	2,874	21.0%
Civil Engineering	17,691	16,567	1,124	6.8%
Environmental Services	23,278	22,387	891	4.0%

Total Net Earned Revenues	$96,238	$86,130	$10,108	11.7%

Net earned revenue (“NER”) was $96.2 million during the three-month period ended March 31, 2005 as compared to $86.1 million in the same period in 2004, representing an increase of 11.7%. This increase was directly related to the increase in total engineering fees.

	Three Months Ended March 31,
(Dollars in thousands)	2005	% of NER	2004	% of NER
Transportation Services	$12,396	32.0%	$9,892	29.6%
Construction Management	4,213	25.4%	5,152	37.6%
Civil Engineering	5,559	31.4%	2,646	16.0%
Environmental Services	4,587	19.7%	4,956	22.1%

Total Direct Reimbursable Expenses	$26,755	27.8%	$22,646	26.3%

In addition, the change in our NER is affected by the fluctuation in our direct reimbursable expenses. Direct reimbursable expenses is primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints and equipment where the Company is responsible for procurement and management of such cost components on behalf of the Company’s clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up. As a percentage of NER, direct reimbursable expenses increased by 1.5% to 27.8% for the three-month period ended March 31, 2005 from 26.3% in the same period in 2004. The Civil Engineering segment experienced a 15.4% increase in direct reimbursable expenses as a percentage of NER for the three-month period ended March 31, 2005. This increase was substantially offset by a decrease in direct reimbursable expenses as a percentage of NER of 12.2% in the Construction Management segment for the three-month period ended March 31, 2005.

Direct reimbursable expenses in the Civil Engineering segment increased as a percentage of NER by 15.4% to 31.4% in the three-month period ended March 31, 2005 from 16% in the same period in 2004. The increase was due to the disaster response projects related to the Florida hurricanes and Southern California fires which required a significant amount of cost for travel and lodging for the hundreds of employees overseeing debris removal in the areas affected by the disasters. In addition, sub-consultants were used to perform some of the work, adding to the direct reimbursable expense costs.

In our Construction Management segment, direct reimbursable expenses as a percentage of NER decreased by 12.2% to 25.4% in the three-month period ended March 31, 2005 from 37.6% in the same period in 2004. This decrease was primarily due to several projects in the Central Region shifting from direct reimbursable projects to increased cost plus projects, reducing the total direct reimbursable expense. Also, an increase in lump sum contracts in the Southeast region has reduced direct reimbursable expenses.

Direct reimbursable expenses for our Transportation Services segment increased as a percentage of NER by 2.4% to 32% for the three-month period ended March 31, 2005 from 29.6% in the same period in 2004. The increase is primarily related to the growth in aviation work, which resulted in an increase use of sub consultants.

Our Environmental Services segment experienced a decrease in direct reimbursable expenses as a percentage of NER of 2.4% to 19.7% for the three-month period ended March 31, 2005 from 22.1% in the same period in 2004. The decrease was due primarily to a return to normal direct reimbursable expense spending in the three-month period ended March 31, 2005, as compared to the same period in 2004. In 2004, direct reimbursable expenses were larger than normal due to a video inspection sub-consultant that we utilized to assist us with the beginning stages of a job in California. Since then, the volume of video work has decreased, thereby reducing our direct reimbursable expenses in this segment.

    Operating Income

	Three Months Ended March 31,
(Dollars in thousands)	2005	% of NER	2004	% of NER
Transportation Services	$4,663	12.1%	$2,147	6.4%
Construction Management	1,549	9.3%	1,204	8.8%
Civil Engineering	(1,133)	-6.4%	(491)	-3.0%
Environmental Services	1,502	6.5%	1,222	5.5%

Total Operating Income	$6,581	6.8%	$4,082	4.7%

Operating income was $6.6 million for the three-month period ended March 31, 2005 as compared to $4.1 million in the same period in 2004, representing an increase of 61.2%. Operating income, as a percentage of NER, increased by 2.1% to 6.8% for the three-month period ended March 31, 2005 from 4.7% in the same period in 2004.

All segments, except Civil Engineering, experienced increases in operating income as a percentage of NER for the three-month period ended March 31, 2005 as compared to the same period in 2004.

The Transportation Services segment experienced an increase, in operating income as a percentage of NER, of 5.7% to 12.1% for the three-month period ended March 31, 2005 from 6.4% in the same period in 2004. The increase was due primarily to improvements in chargeability and profitability from the acquisitions of TriLine and WKA and growth in TTA projects.

The Construction Management and Environmental Services segments also experienced increases in operating income as a percentage of NER for the three-month period ended March 31, 2005 as compared to the same period in 2004. These increases were driven by improvements in engineering fees and chargeability, due largely to the large disaster response projects in Florida and Southern California and significant increases in work volume with DOT as a result of increased funding sources available to the states.

These increases were partially offset by a decrease in operating income as a percentage of NER experienced by the Civil Engineering segment for the three-month period ended March 31, 2005 as compared to the same period in 2004.

    Costs

Costs consist principally of direct salaries and direct costs that are chargeable to clients and overhead and general and administrative expenses.

    Direct Salaries and Direct Costs

	Three Months Ended March 31,
(Dollars in thousands)	2005	% of NER	2004	% of NER
Transportation Services	$14,570	37.7%	$12,391	37.0%
Construction Management	6,732	40.6%	5,829	42.5%
Civil Engineering	6,919	39.1%	6,143	37.1%
Environmental Services	8,125	34.9%	7,860	35.1%

Total Direct Salaries and Direct Costs	$36,346	37.8%	$32,223	37.4%

Direct salaries and direct costs were $36.3 million for the three-month period ended March 31, 2005, as compared to $32.2 million in the same period in 2004, representing an increase of 12.8%. This increase is directly related to the increase in engineering fees and chargeability. As a percentage of NER, direct salaries and direct costs increased slightly by 0.4% to 37.8% for the three-month ended March 31, 2005 from 37.4% in the same period in 2004.

Direct salaries and direct costs in the Civil Engineering segment increased 12.6%, and as a percentage of NER, direct salaries and direct costs increased by 2% to 39.1% in the three-month period ended March 31, 2005 from 37.1% in the same period in 2004. The increase is due to significant growth in the Southern California region as a result of new projects, and coupled with the addition of experienced and technical staff working with existing clients, such as the Department of Defense.

Direct salaries and direct costs in the Transportation Services segment increased 17.6%, and as a percentage of NER, direct salaries and direct costs increased by 0.7% to 37.7% in the three-month period ended March 31, 2005 from 37% in the same period in 2004. This increase was due to the growth in technical staff from the TriLine and WKA acquisitions.

Direct salaries and direct costs in the Construction Management segment increased 15.5%, and as a percentage of NER, direct salaries and direct costs decreased by 1.9% to 40.6% in the three-month period ended March 31, 2005 from 42.5% in the same period in 2004. This decrease was due to improvements in chargeability and increased profitability from TxDOT and various transportation projects in Florida.

Direct salaries and direct costs in the Environmental Services segment increased 3.4%, and as a percentage of NER, direct salaries and direct costs decreased by just 0.2% to 34.9% in the three-month period ended March 31, 2005 from 35.1% in the same period in 2004.

Indirect Salaries and General and Administrative Costs

The other component of costs is indirect costs, which include indirect salaries, and general and administrative costs.

	Three Months Ended March 31,
(Dollars in thousands)	2005	% of NER	2004	% of NER
Transportation Services	$6,880	17.8%	$7,002	20.9%
Construction Management	2,518	15.2%	2,140	15.6%
Civil Engineering	3,304	18.7%	3,362	20.3%
Environmental Services	5,500	23.6%	5,022	22.4%

Total Indirect Salaries	$18,202	18.9%	$17,526	20.3%

Indirect salaries increased 3.9% to $18.2 million during the three-month period ended March 31, 2005 from $17.5 million in the same period in 2004. Indirect salaries, as a percentage of NER, decreased by 1.4% to 18.9% in the three-month period ended March 31, 2005 from 20.3% in the same period in 2004.

Indirect salaries, as a percentage of NER, for the Transportation Services segment decreased by 3.1% to 17.8% in the three-month period ended March 31, 2005 from 20.9% in the same period in 2004. The decrease resulted from an increase in chargeability and profitability from the acquisitions of TriLine and WKA and growth in TTA projects. As chargeability increases, and as more technical staff’s time worked is being charged back to clients, direct salaries and direct costs increases and indirect salaries decreases.

The Construction Management segment indirect salaries as a percentage of NER decreased by 0.4% to 15.2% in the three-month period ended March 31, 2005 from 15.6% in the same period in 2004. The decrease was due primarily to the improvement in chargeability from work generated on several large projects with existing clients, including several DOT and disaster response projects that resulted from the hurricanes that hit Florida in 2004.

Environmental Services experienced an increase in indirect salaries as a percentage of NER for the three-month period ended March 31, 2005 as compared to the same period in 2004. The increase was due to emphasis on marketing and business development.

For the three-month period ended March 31, 2005, the Civil Engineering segment experienced a decrease in indirect salaries as a percentage of NER as compared to the same period in 2004. The decrease was due to increase chargeability with existing clients, including several DOT and response projects.

	Three Months Ended March 31,
(Dollars in thousands)	2005	% of NER	2004	% of NER
Transportation Services	$11,940	30.9%	$11,508	34.4%
Construction Management	5,486	33.1%	4,363	31.8%
Civil Engineering	8,159	46.1%	7,290	44.0%
Environmental Services	7,740	33.3%	7,983	35.7%

Total General & Administrative Costs	$33,325	34.6%	$31,144	36.2%

General and administrative (“G&A”) costs increased 7.0%, to $33.3 million in the three-month period ended March 31, 2005 from $31.1 million in the same period in 2004. G&A, as a percentage of NER, decreased by 1.4% to 34.6% in the three-month period ended March 31, 2005 from 36.2% in the same period in 2004. The overall decrease in G&A as a percentage of NER is due to a larger percentage increase in engineering fees and profitability in proportion to the increase in G&A costs in the three-month period ended March 31, 2005 as compared to the same period in 2004.

The Transportation Services and Environmental Services segments experienced decreases in G&A as a percentage of NER for the three-month period ended March 31, 2005 as compared to the same period in 2004. These decreases are primarily driven by a larger increase in engineering fees and profitability in proportion to the increase in G&A costs.

Our Civil Engineering and Construction Management segments experienced increases in G&A, as a percentage of NER, in the three-month period ended March 31, 2005 as compared to the same period in 2004. These increases were due to a larger increase in G& A costs in proportion to the increase in engineering fees.

Misappropriation Loss and Investigation and Related Costs

As described elsewhere in this Form 10-Q, we have recorded $1.6 million and $1.2 million in adjustments to disclose the effect of the misappropriations of company assets (previously concealed and included in general and administrative costs for fiscal year 2004) for the three-month period ended March 31, 2005 and 2004, respectively. Additionally, we incurred approximately $102,000 in costs to investigate and quantify the impact of the embezzlement for the three-month period ended March 31, 2005. The investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of G&A costs to total Company G&A costs.

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

    Engineering Fees

	Six Months Ended March 31,
(Dollars in thousands)	2005	2004	$ Change	% Change
Transportation Services	$94,718	$83,766	$10,952	13.1%
Construction Management	39,916	35,267	4,649	13.2%
Civil Engineering	63,934	38,036	25,898	68.1%
Environmental Services	52,042	53,543	(1,501)	-2.8%

Total Engineering Fees	$250,610	$210,612	$39,998	19.0%

Engineering fees for the six-month period ended March 31, 2005, were $250.6 million compared to $210.6 million in the same period in 2004, representing a 19% increase. The increase came from the Civil Engineering, Construction Management and Transportation Services segments.

Engineering fees from Civil Engineering services increased 68.1% to $63.9 million for the six-month period ended March 31, 2005 from $38 million in the same period in 2004. The increase was primarily due to continued growth in our homeland security programs, and continued work related to the 2004 hurricanes in Florida. Civil Engineering is also benefiting from a strong local economy in Southern California, driving significant growth in that region. Engineering fees in the Civil Engineering segment also increased due to the acquisition of Croslin on October 1, 2004. Engineering fees from Croslin, following the acquisition, amounted to approximately $1.0 million for the six-month period ended March 31, 2005.

In the Transportation segment, engineering fees increased 13.1% to $94.7 million for the six-month period ended March 31, 2005 from $83.8 million in the same period in 2004. This increase was primarily due to growth in the TTA projects and the acquisitions of Triline and WKA. Engineering fees from Triline and WKA, following their acquisitions, amounted to $2.6 million and $3.0 million, respectively, in the six-month period ended March 31, 2005. In addition, our transportation service segment experienced increases in aviation work around the country.

Engineering fees from our Construction Management segment increased 13.2% to $39.9 million in the six-month period ended March 31, 2005 from $35.3 million in the same period in 2004. The increase in our Construction Management segment was primarily due to several large projects with existing clients including several states DOT. The biggest growth arose out of an acceleration of TTA projects. TTA work required the addition of more than 100 full time technical employees. We were awarded the program to manage $800 million in turnpike construction management, but plans had to be developed before our work could begin. Due to efforts by our Right of Way and Utility teams, the projects began six months early, resulting in the construction management staff growth over previous years. The Construction Management segment also benefited from the disaster response projects that resulted from the hurricanes that hit Florida in 2004.

Engineering fees in our Environmental services segment decreased by 2.8% to $52 million for the six-month period ended March 31, 2005 from $53.5 million in the same period in 2004. The slight decrease was primarily due to the impact of $0.8 million of deferred engineering fees recognized in the first quarter of 2004, relating to a project completed in fiscal 2003 and the winding down of the FEMA project in the first quarter of 2004.

    Net Earned Revenue

	Six Months Ended March 31,
(Dollars in thousands)	2005	2004	$ Change	% Change
Transportation Services	$72,806	$63,985	$8,821	13.8%
Construction Management	31,209	26,482	4,727	17.8%
Civil Engineering	41,677	32,915	8,762	26.6%
Environmental Services	43,037	43,463	(426)	-1.0%

Total Net Earned Revenues	$188,729	$166,845	$21,884	13.1%

NER was $188.7 million for the six-month period ended March 31, 2005 as compared to $166.8 million in the same period in 2004, representing an increase of 13.1%. This increase was directly related to the increase in total engineering fees.

	Six Months Ended March 31,
(Dollars in thousands)	2005	% of NER	2004	% of NER
Transportation Services	$21,912	30.1%	$19,781	30.9%
Construction Management	8,707	27.9%	8,785	33.2%
Civil Engineering	22,257	53.4%	5,121	15.6%
Environmental Services	9,005	20.9%	10,080	23.2%

Total Direct Reimbursable Expenses	$61,881	32.8%	$43,767	26.2%

In addition, the change in our NER is affected by the fluctuation in our direct reimbursable expenses. Direct reimbursable expenses is primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints and equipment where the Company is responsible for procurement and management of such cost components on behalf of the Company’s clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up. As a percentage of NER, direct reimbursable expenses increased by 6.6% to 32.8% for the six-month period ended March 31, 2005 from 26.2% in the same period in 2004. This increase was driven in its entirety by the Civil Engineering segment

In the Civil Engineering segment direct reimbursable expenses, as a percentage of NER, increased by 37.8% to 53.4% for the six-month period ended March 31, 2005 from 15.6% in the same period in 2004. The increase was due to the disaster response projects related to the Florida hurricanes and Southern California fires which required significant amount of cost for travel and lodging for the hundreds of employees overseeing debris removal in the areas affected by the disasters. In addition, sub-consultants were used to perform some of the work, adding to the direct expense cost.

In our Construction Management segment, direct reimbursable expenses, as a percentage of NER, decreased by 5.3% to 27.9% in the six-month period ended March 31, 2005 from 33.2% in the same period in 2004. The decrease was primarily due to several projects in the Central Region shifting from direct reimbursable projects to increased cost plus projects, reducing the total direct reimbursable expenses. Also, an increase in lump sum contracts in the Southeast region has reduced direct reimbursable expenses overall. This decrease was partially offset by increase use of sub consultants on the TTA projects in the first quarter.

In our Transportation segment, direct reimbursable expenses, as a percentage of NER, decreased by 0.8% to 30.1% for the six-month period ended March 31, 2005 from 30.9% in the same period in 2004. The decrease was primarily due to the Triline and WKA acquisitions having a greater impact on total engineering fees and NER. These two acquisitions perform market niche engineering services, relying primarily on internal resources and expertise rather than using sub-consultants. The decrease was partially offset by the growth in aviation, requiring the use of sub consultants.

The Environmental segment experienced a decrease in direct reimbursable expenses, as a percentage of NER, of 2.3% to 20.9% in the six-month period ended March 31, 2005 from 23.2% in the same period in 2004. The decrease was due primarily to a return to normal direct reimbursable expense spending in the six-month period ended March 31, 2005, as compared to the same period in 2004. In 2004, direct reimbursable expenses were larger than normal due to a video inspection sub-consultant that we utilized to assist us with the beginning stages of a job in California. Since then, the volume of video work has decreased, thereby reducing our direct reimbursable expenses in this segment.

    Operating Income

	Six Months Ended March 31,
(Dollars in thousands)	2005	% of NER	2004	% of NER
Transportation Services	$7,707	10.6%	$4,510	7.0%
Construction Management	2,017	6.5%	1,794	6.8%
Civil Engineering	2,591	6.2%	866	2.6%
Environmental Services	1,968	4.6%	2,206	5.1%

Total Operating Income	$14,283	7.6%	$9,376	5.6%

Operating income was $14.3 million for the six-month period ended March 31, 2005 as compared to $9.4 million in the same period in 2004, representing an increase of 52.3%. Operating income, as a percentage of NER, increased by 2% to 7.6% for the six-month period ended March 31, 2005 from 5.6% in the same period in 2004.

Operating income as a percentage of NER for the Transportation Services segment increased by 3.6% to 10.6% for the six-month period ended March 31, 2005 from 7% in the same period in 2004. The increase was due primarily to improvements in chargeability and profitability from the acquisitions of TriLine and WKA and growth in TTA projects.

The Construction Management segment experienced a slight decrease in operating income as a percentage of NER for the six-month period ended March 31, 2005 as compared to the same period in 2004. The slight decrease was the result of more focus on marketing and business development and winter related work stoppages.

The Civil Engineering segment experienced an increase in operating income as a percentage of NER for the six-month period ended March 31, 2005 as compared to the same period in 2004. The improvement was due in part to the large disaster response projects and increases in work volume with the DOT.

Environmental Services experienced a slight decrease in operating income for the six-month period ended March 31, 2005 as compared to the same period in 2004. The decrease is due primarily to the recognition of $0.8 million in deferred engineering fees in the first quarter of 2004, as previously explained.

    Costs

Costs consist principally of direct salaries and direct costs that are chargeable to clients and overhead and general and administrative expenses.

    Direct Salaries and Direct Costs

	Six Months Ended March 31,
(Dollars in thousands)	2005	% of NER	2004	% of NER
Transportation Services	$27,455	37.7%	$23,698	37.0%
Construction Management	13,001	41.7%	11,054	41.7%
Civil Engineering	15,795	37.9%	12,035	36.6%
Environmental Services	15,089	35.1%	14,927	34.3%

Total Direct Salaries and Direct Costs	$71,340	37.8%	$61,714	37.0%

Direct salaries and direct costs were $71.3 million for the six-month period ended March 31, 2005, as compared to $61.7 million in the same period in 2004, representing an increase of 15.6%. This increase is directly related to the increase in engineering fees and chargeability. As a percentage of NER, direct salaries and direct costs increased by 0.8% to 37.8% for the six-month period ended March 31, 2005 from 37% in the same period in 2004.

Direct salaries and direct costs in the Civil Engineering segment increased 31.2% to $15.8 million for the six-month period ended March 31, 2005 from $12 million in the same period in 2004. As a percentage of NER, direct salaries and direct costs increased by 1.3% to 37.9% for the six-month period ended March 31, 2005 from 36.6% in the same period in 2004. The increase was due to significant growth in the Southern California region as a result of new projects, and coupled with the addition of experienced and technical staff working with existing clients, such as the Department of Defense.

Direct salaries and direct costs in the Transportation Services segment increased 15.9% to $27.5 million for the six-month period ended March 31, 2005 from $23.7 million in the same period in 2004. As a percentage of NER, direct salaries and direct costs increased by 0.7% to 37.7% for the six-month period ended March 31, 2005 from 37% in the same period in 2004. The increase was due to overall addition of technical staff acquired in the Triline and WKA acquisitions.

Direct salaries and direct costs in the Construction Management segment increased 17.6% to $13 million for the six-month period ended March 31, 2005 from $11.1 million in the same period in 2004. As a percentage of NER, direct salaries and direct costs remained flat at 41.7% for the six-month period ended March 31, 2005 and 2004, respectively.

Direct salaries and direct costs in the Environmental Services segment remained relatively flat at $15.1 million and $14.9 million for the six-month period ended March 31, 2005 and 2004, respectively. As a percentage of NER, direct salaries and direct costs increased by 0.8% to 35.1% for the six-month period ended March 31, 2005 from 34.3% in the same period in 2004. This increase is due to continued marginal growth in the division.

    Indirect Salaries and General and Administrative Costs

The other component of costs is indirect costs, which include indirect salaries, and general and administrative costs.

	Six Months Ended March 31,
(Dollars in thousands)	2005	% of NER	2004	% of NER
Transportation Services	$14,041	19.3%	$13,480	21.1%
Construction Management	5,417	17.4%	4,272	16.1%
Civil Engineering	7,941	19.1%	6,456	19.6%
Environmental Services	10,446	24.3%	10,165	23.4%

Total Indirect Salaries	$37,845	20.1%	$34,373	20.6%

Indirect salaries increased 10.1% to $37.8 million during the six-month period ended March 31, 2005 from $34.4 million for the same period in 2004. Indirect salaries as a percentage of NER decreased by 0.5% to 20.1% for the six-month period ended March 31, 2005 from 20.6% in the same period in 2004.

Indirect salaries as a percentage of NER for the Transportation Services segment decreased by 1.8% to 19.3% for the six-month period ended March 31, 2005 from 21.1% in the same period in 2004. The decrease resulted from an increase in chargeability and profitability from the acquisitions of TriLine and WKA and growth in TTA projects. As chargeability increases, and as more technical staff’s time worked is being charged back to clients, direct salaries and direct costs increases and indirect salaries decreases.

The Construction Management segment indirect salaries as a percentage of NER increased by 1.3% to 17.4% for the six-month period ended March 31, 2005 from 16.1% in the same period in 2004. The increase was due primarily to decreased chargeability as a result of winter weather related work stoppages.

Environmental Services experienced an increase in indirect salaries, as a percentage of NER, for the six-month period ended March 31, 2005 as compared to the same period in 2004. The increase was due to more focus on marketing and business development.

The Civil Engineering segment experienced a decrease in indirect salaries as a percentage of NER for the six month period ended March 31, 2005 as compared to the same period in 2004. The decrease was due to increase chargeability with existing clients, including several DOT and response projects.

	Six Months Ended March 31,
(Dollars in thousands)	2005	% of NER	2004	% of NER
Transportation Services	$22,251	30.6%	$21,665	33.9%
Construction Management	10,157	32.5%	9,097	34.4%
Civil Engineering	14,471	34.7%	13,174	40.0%
Environmental Services	14,644	34.0%	15,707	36.1%

Total General & Administrative Costs	$61,523	32.6%	$59,643	35.7%

G&A costs increased 3.2%, to $61.5 million for the six-month period ended March 31, 2005 from $59.6 million during same period in 2004. G&A as a percentage of NER decreased by 3.1% to 32.6% for the six-month period ended March 31, 2005 as compared to 35.7% in the same period ended in 2004.

All segments experienced decreases in G&A as a percentage of NER for the six-month period ended March 31, 2005 as compared to the same period in 2004. The decreases are primarily due to larger increases in engineering fees and profitability in proportion to the growth of G&A costs in each segment.

Misappropriation Loss and Investigation and Related Costs

As described elsewhere in this Form 10-Q, we have recorded $3.6 million and $1.7 million in adjustments to disclose the effect of the misappropriations of company assets (previously concealed and included in general and administrative costs for fiscal year 2004) for the six-month period ended March 31, 2005 and 2004, respectively. Additionally, we incurred approximately $102,000 in costs to investigate and quantify the impact of the misappropriations for the six-month period ended March 31, 2005. The investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of G&A costs to total Company G&A costs.

Income Taxes

The income tax provisions were $2.6 million and $1.9 million and $5.7 million and $4.3 million, or effective tax rates of 42.8% and 48.3% and 42.8% and 48.3% and 48.3% for the three-month periods ended March 31, 2005 and 2004, respectively.

For the past several years, the Company has generated research and development tax credits related to certain qualifying costs. The qualifying costs relate primarily to the Company’s project costs which management believes involved technical uncertainty. These research and development costs were incurred by the Company in the course of providing services generally under long-term client projects, thereby creating costs associated with recognizable revenue under the project. Because the Company has been unable to utilize the entire amount of research and development tax credits it has generated each year, the condensed consolidated balance sheets reflect a deferred tax asset of $4.9 million and $6.3 million ($2.6 million and $2.5 million net of a corresponding valuation allowance of $2.3 million and $3.7 million) as of March 31, 2005 and September 30, 2004, respectively, for the unused credit carry forwards. The credits will expire beginning 2017 through 2022.

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

2. Financial Condition and Capital Resources

    Cash Flows from Operating Activities

Net cash provided by operating activities totaled $8.5 million for the six-month period ended March 31, 2005 as compared to net cash provided by operating activities of $457,000 for the same period in 2004. The increase is primarily a result of increases in net income and the provision for deferred income taxes and decreases in unbilled fees and billings in excess of costs and reductions in other current assets, partially offset by an increase in accounts receivable and decrease in accounts payables and accrued expenses.

Approximately 80% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contracts. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. Unbilled fees decreased to $62.7 million at March 31, 2005 from $67.2 million at September 30, 2004. The number of days outstanding for unbilled fees was 36 days and 41 days at March 31, 2005 and September 30, 2004, respectively. By comparison, according to PSMJ Resources, Inc., the average days outstanding for unbilled fees for design firms of a comparable size was 27.9 days in 2004 and 29.7 days in 2003.

Accounts receivable, net increased 14.3%, to $69.1 million at March 31, 2005, from $60.4 million at September 30, 2004. The decrease was directly related to the increase collection times for outstanding balances. The allowance for doubtful accounts remained the same at $1.1 million for September 30, 2004 and March 31, 2005. The number of day’s sales outstanding for accounts receivable was approximately 42 days and 47 days at March 31, 2005 and September 30, 2004, respectively. According to PSMJ Resources, Inc. the average days sales accounts receivables for design firms of comparable size to us was 75.1 days in 2004 and 66.5 days in 2003.

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

    Cash Flows from Investing Activities

Net cash used in investing activities was $4.5 million and $5.5 million for the six months ended March 31, 2005 and March 31, 2004, respectively. Investing activity was primarily related to fixed asset purchases, such as survey equipment, computer equipment, furniture and leasehold improvements.

On October 1, 2004 we acquired 100% of the stock of Croslin and Associates, Inc. for a purchase price of $727,000, net of cash acquired of $153,000, comprised of $397,000 in cash, $30,000 cash held in escrow and 11,111 shares of the Company’s common stock valued at approximately $300,000.

On February 1, 2005, the Company acquired 100% of the stock of Land and Water Consulting, Inc. for a purchase price of $1,337,000, net of cash acquired of $13,000, comprised of $323,000 in cash, $100,000 cash held in escrow and 33,862 shares of the Company’s common stock valued at approximately $914,000.

    Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended March 31, 2005 was $5.8 million, as compared to net cash provided by financing activities of $4.8 million in the same period in 2004. The decrease in cash provided by financing activities is attributable to a decrease in net borrowings under our line of credit of $7.2 million and a net decrease in the proceeds on the sale and repurchase of Company shares of approximately $3.8 million. Initial borrowings were used to pay bonuses and the discretionary contribution to our profit sharing plan.

    Capital Resources

As of March 31, 2005, the Company had a $58 million revolving line of credit agreement, inclusive of $3 million in letters of credit, with a bank. The revolving line of credit expired June 30, 2005. On June 27, 2005, the Company amended its revolving line of credit with the bank, effective July 1, 2005. The amendment extends the maturity date of the line of credit to June 30, 2008. The total amount of the credit line remains unchanged at $58 million, inclusive of letters of credit: however the maximum amount of letters of credit was increased from $3 million to $ 10 million. Although our most significant source of cash is historically from operations, in the event that cash flows from operations are insufficient to cover our working capital needs, we would access our revolving line of credit facility. Future cash sources are anticipated to fund operations, general corporate purposes and small acquisitions. Based upon our cash flow from operations and our revolving line of credit discussed above, we believe that we have access to adequate financial resources to fund our contractual obligations and fund our operations in 2005 and beyond, including working capital requirements, capital expenditures and potential future acquisitions.

The interest rate (3.37% and 2.34% at March 31, 2005 and September 30, 2004, respectively) on the revolving line of credit ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 and 3.0. The amounts outstanding under the revolving line of credit were $432,000 and $0 as of March 31, 2005 and September 30, 2004, respectively.

On March 19, 2001, we entered into a mortgage note of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the note is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the note on March 16, 2011. The effective interest rate on the mortgage note was 3.52% and 2.49% at March 31, 2005 and September 30, 2004, respectively. The mortgage note is collateralized by our office building located in Orlando, Florida. We use an interest rate swap agreement in order to minimize the adverse impact of the floating interest rate characteristics of the Company’s long term debt obligations. The swap effectively converts the floating interest rate on the note payable to a fixed rate of 6.28%. On March 16, 2006, our swap expired. Our previously fixed rate was converted to an adjustable rate mortgage which called for an interest rate based on the 30-day LIBOR plus a margin of .065%. We do not anticipate entering into any additional swap agreements.

Our capital expenditures are generally for purchases of property and equipment. The Company spent $4 million and $5.4 million on such expenditures for the six months ended March 31, 2005 and 2004, respectively. In addition, the Company also enters into certain capital lease obligations for equipment. Capital lease obligations incurred for the three and six-month periods ended March 31, 2005 were $118,000 and $236,000.

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

In December 2004, the FASB issued FSP FAS 109 (“FSP 109”), “Application of FASB Statement No. 109, (“SFAS 109”), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. FSP 109 clarifies that the deduction should be accounted for as a special deduction under SFAS 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. FSP 109 is effective for us beginning fiscal 2005. The adoption of FSP 109 did not have a material impact on our financial results.

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

5. Critical Accounting Policies

For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended September 30, 2005 which is being filed in simultaneously with this Form 10-Q.

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

The interest rate (3.37% and 2.34% at March 31, 2005 and September 30, 2004, respectively) on our revolving line of credit and term loan ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The Company mitigates interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit or term loan. As of March 31, 2005, the fair value of the debt approximates the outstanding principal balance.

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

As of the end of the period covered by the Company’s Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Audit Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon, and as of the date of, this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, because of the material weaknesses discussed below. In light of the material weaknesses described below, the Company performed additional procedures to ensure that the consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Material Weakness in Internal Control Over Financial Reporting

A material weakness (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No.2) is a control deficiency, or combinations of control deficiencies, that results in more than a remote risk that a material misstatement in our annual or interim financial statements will not be prevented or detected. The Company identified the following material weaknesses:

1) Entity-Level Controls

The Company did not design and maintain effective entity-level controls as defined in the Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). These deficiencies related to each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring). Specifically:

•	The Company did not design or maintain an effective control environment that fully emphasized the establishment of adherence to effective internal controls over financial reporting throughout the Company’s management and the organization. The Company did not maintain the appropriate tone at the top and did not give special consideration to the risk of management override of internal controls, including the review and approval of journal entries. This material weakness, among others described below, resulted in the restatement of the Company’s consolidated financial statements for the years ended September 30, 2004 and 2003, the unaudited condensed consolidated financial statements for each of the fiscal quarters during those years and for the fiscal quarter ended December 31, 2004, and significant audit adjustments to the consolidated financial statements for the year ended September 30, 2005, and each of the fiscal quarters during 2005.

•	The Company did not conduct a fraud risk assessment to consider the risk of material misstatements due to fraud, giving consideration to potential fraud schemes, or other internal or external factors such as pressures or incentives affecting the Company. This material weakness created an environment where financial statement fraud and the misappropriations of the Company’s assets occurred that were material to the consolidated financial statements and remained undetected for a significant period of time.

•	The Company did not maintain antifraud control activities or controls to deter the misappropriations of the Company’s assets which resulted in material misstatements of the consolidated financial statements. The Company’s controls to prevent and detect management override of control activities were not adequate to prevent such activities from occurring. Additionally, the Company did not maintain the appropriate security controls or access limitation controls to the Company’s accounting system.

•	The Company did not adequately communicate to all employees of the organization information regarding the importance of internal controls over financial reporting and employees’ duties and responsibilities.

•	The Company did not maintain appropriate monitoring controls such as procedures to ensure periodic evaluations of internal controls to obtain evidence that controls were operating effectively. The Company did not maintain effective controls to ensure there was adequate monitoring and oversight of the work performed by the accounting and financial reporting personnel to ensure the accuracy and completeness of the consolidated financial statements.

•	The Company did not have a sufficient number of personnel with an appropriate level of accounting knowledge, experience, and training in the application of accounting principles generally accepted in the United States of America (“US GAAP”), along with the financial reporting requirements of the United States Securities and Exchange Commission. The Company did not maintain the appropriate number of personnel in the internal audit department given the size and complexity of the Company’s transactions.

These conditions constitute deficiencies in both the design and operation of entity-level controls. As a result of these material weaknesses, a number of material financial statement misstatements occurred. In addition, the misappropriations of Company funds remained undetected for a significant period of time.

2) Inadequate Controls Related to the Accounting for Government Contracts

The Company did not maintain effective controls over the accounting for its government contracts subject to the Federal Acquisition Regulations. Specifically, the Company did not employ accounting personnel with adequate government contracting experience which resulted in errors in the calculation of the Company’s overhead rates used in billings to the Company’s clients. These errors include the accounting for general and administrative costs, erroneous inclusion of unallowable costs, and the overstatement of overhead rates resulting from the embezzlement scheme related to the misappropriation of the Company’s assets.

3) Inadequate Controls Related to the Closing and Financial Reporting Cycles

Several significant deficiencies in the design and operating effectiveness of internal controls over the monthly close, quarterly, and year-end reporting cycles were identified which were considered material weaknesses when aggregated. Specifically, the significant deficiencies include inaccurate account analyses, account summaries, and lack of account reconciliations. The affected accounts include fixed assets, billings in excess of costs, accrual for loss contracts, accrued wages and payroll expense, direct reimbursable expenses, direct salaries and direct costs, employee business expenses, employee advances and reimbursements, legal accruals, medical reserve, flexible spending accounts, and stockholder’s equity. Additionally, the Company did not have adequate supporting documentation including calculations, reconciliations, and basis for assumptions used to prepare the Company’s consolidated financial statements.

4) Inadequate Controls over the Cash Management Process and Safeguarding of Assets

The Company did not maintain adequate controls over the Company’s cash accounts. Bank reconciliations were not accurately prepared or reviewed on a timely basis. Inadequate segregation of duties existed. Management override resulted in the unauthorized initiation, approval, and execution of Company checks and wire transfers. The Company also maintained a significant number of bank accounts in its general ledger with no activity. In addition, the Company has numerous bank accounts with financial institutions which could be centralized to improve controls over cash management and safeguarding.

5) Inadequate Controls Related to Revenue Recognition Cycle

The Company did not design or implement appropriate controls related to the revenue recognition cycle. Certain project revenue did not meet the criteria for deferral under US GAAP. The Company did not adequately maintain contemporaneous information supporting the calculation and estimation of the amount of revenue recognized under a specific contract (e.g., detailed support of costs to complete). In addition, the Company did not maintain a comprehensive contract administration function to address potential operational or accounting impacts of client contracts. The controls were not adequate to ensure that revenue was properly recognized when it was earned and that other criteria necessary for revenue recognition had been met.

6) Inadequate Controls over the Expenditure Cycle

The Company did not maintain effective controls to ensure the proper recording of subcontractor liabilities in the correct reporting period. As a result, during the 2005 and 2004 interim and year-end closing, adjustments were necessary to properly state accounts payable, direct reimbursable expenses, engineering fees, and unbilled fees in the Company’s interim and annual financial statements.

7) Inadequate Controls over Accounting for Commitments and Contingencies

The Company’s controls over its accounting for commitments and contingencies were not designed or operating effectively. Accruals for legal claims and contingent liabilities were not appropriately reviewed by legal counsel and the accounting and finance department on a timely basis. This resulted in audit adjustments to the 2005 and 2004 annual and interim consolidated financial statements.

8) Inadequate Controls Related to the Income Tax Cycle

The Company’s internal controls were not adequately designed or operating in a manner to effectively support the requirements of the income tax cycle. This material weakness includes failures in the design and operating effectiveness of controls which should ensure that (i) the income tax provision is determined using a methodology and related assumptions consistently applied across the entity and accounting periods; (ii) relevant, sufficient, and reliable data necessary to record, process, and report the income tax provision and related income tax accounts is captured; (iii) disclosures are prepared in accordance with US GAAP; (iv) application of the Company’s accounting policies to the tax provision and related accounts is performed timely, appropriately documented, and independently reviewed for accuracy; (v) significant estimates and judgments are based on the latest available information and management’s understanding of the Company’s operations; and (vi) Company personnel have an appropriate understanding of the accounting for income taxes. Due to the pervasive nature of these deficiencies and the absence of other effective mitigating controls, there is a more than remote likelihood that a material misstatement of the interim and annual consolidated financial statements would not have been prevented or detected.

9) Other Misapplications of US GAAP

The Company did not perform adequate evaluations of its lease agreements in order to identify and appropriately account for its capital leases, nor did the Company record straight-line rent expense, rent holidays, or escalations for its operating leases in accordance with US GAAP.

The Company did not maintain effective controls to ensure the identification and appropriate accounting for its defined benefit plans, specifically, the obligations under such defined benefit plans were not determined on an actuarial basis. This resulted in a material misstatement to the Company’s 2004 consolidated financial statements by an overstatement of general and administrative expense, an understatement of the deferred compensation liability, an understatement of intangible assets, and an understatement of other comprehensive loss.

The Company did not maintain effective controls to ensure the capture and timely recording of employee wages and employee business expense reimbursements. This resulted in a misstatement to the Company’s 2004 consolidated financial statements by an understatement of general and administrative expenses.

The Company did not maintain effective controls to ensure the identification and accounting for losses on contracts in progress. This resulted in an understatement of accounts payable and accrued expenses related to the accrual for loss contracts.

The Company included its intangible assets in other assets and did not properly disclose all billings in excess of costs, both of which are required to be presented separately in the Company’s consolidated balance sheet in accordance with US GAAP. As a result there was a material misstatements misclassification between other assets and intangible assets and a material misclassification of unbilled fees and billings in excess of cost on the Company’s consolidated balance sheet.

These matters result from design and operating deficiencies in controls relating to the application of US GAAP. Such deficiencies coupled with an absence of other effective mitigating controls create conditions where there exists more than a remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

10) Inadequate Computer Access Controls

The Company’s computer security access controls were not operating effectively, allowing for the unauthorized access of the accounting system by the information technology department. This condition allowed former Company personnel to post fictitious journal entries, as well as to delete and manipulate the Company’s accounting records, which actions permitted the concealment of the misappropriations of the Company’s assets.

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

Except as described above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2005, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II. Other Information

ITEM 1.	Legal Proceedings

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

Misappropriation Loss

In March 2005, subsequent to the issuance of the Company’s 2004 financial statements, we discovered misappropriations of Company funds by our former Chief Financial Officer and two former employees who worked in our information systems and treasury departments, collectively, (“the participants”). The participants colluded and circumvented controls to misappropriate funds and conceal the misappropriations possibly beginning as early as 1993 until the misappropriation was discovered.

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

ITEM1A. Risk Factors

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

ITEM 2. Issuer Purchases of Equity Securities by Issuer and Affiliated Purchasers

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

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
1st Quarter	130,973	26.81	—	—
2nd Quarter	183,536	27.00	—	—

Total	314,509	26.92	—	—

(1)	During fiscal 2005, any stock repurchases totaling more than $300,000 were paid to employees at 90% of the total value in cash, and 10% of total value by delivery of a promissory note.

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
Chairman and Chief Executive Officer

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