Form 10-Q
period 2005-06-30
PBSJ CORP /FL/
filed 2007-01-29
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

THE PBSJ CORPORATION

Form 10-Q – Quarterly Report

For the Quarterly Period Ended June 30, 2005

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

THE PBSJ CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except shares and per share amounts)	June 30, 2005	September 30, 2004
		(As Restated See Note 1)
Assets
Current Assets:
Cash and cash equivalents	$8,855	$1,910
Marketable securities at fair value	599	573
Accounts receivable, net	67,647	60,445
Unbilled fees	65,668	67,175
Assets held for sale	9,289	—
Shareholder subscription receivable	—	3,929
Other current assets	3,087	2,166

Total current assets	155,145	136,198
Property and equipment, net	34,728	33,913
Cash surrender value of life insurance	9,040	8,228
Deferred income taxes	4,998	7,797
Goodwill	17,634	14,390
Intangible assets, net	2,174	3,268
Other assets	5,533	571

Total assets	$229,252	$204,365

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$69,536	$65,771
Liabilities related to assets held for sale	4,627	—
Accrued reimbursement liability	32,094	24,119
Current portion of long-term debt	354	290
Current portion of capital leases	316	240
Accrued vacation	9,760	8,614
Billings in excess of costs	3,293	3,388
Deferred income taxes	12,350	13,483

Total current liabilities	132,330	115,905
Long-term debt, less current portion	7,768	7,828
Capital leases, less current portion	495	444
Deferred compensation	11,644	10,683
Other liabilities	7,788	6,802

Total liabilities	160,025	141,662

Stockholders’ Equity:
Common stock, par value $0.00067, 15,000,000 shares authorized, 7,561,520 and 7,913,680 shares issued and outstanding at June 30, 2005 and September 30, 2004, respectively	5	5
Retained Earnings	74,508	67,066
Accumulated other comprehensive income	(2,042)	(2,053)
Unearned compensation and other	(3,244)	(2,315)

Total stockholders’ equity	69,227	62,703

Total liabilities and stockholders’ equity	$229,252	$204,365

The accompanying notes are an integral part of these condensed consolidated financial statements

THE PBSJ CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
		(As Restated See Note 1)		(As Restated See Note 1)
Earned revenue:
Engineering fees	$124,726	$111,639	$375,336	$322,251
Direct reimbursable expenses	26,723	25,351	88,604	69,118

Net earned revenue	98,003	86,288	286,732	253,133

Costs and expenses:
Direct salaries and direct costs	37,026	32,469	108,366	94,183
General and administrative expenses, including indirect salaries	56,679	44,870	156,047	138,886
Misappropriation loss (recoveries), net	(14,531)	1,621	(10,895)	3,360
Investigation and related costs	1,520	—	1,622	—

Total costs and expenses	80,694	78,960	255,140	236,429

Operating income	17,309	7,328	31,592	16,704

Other income (expenses):
Interest expense	(480)	(423)	(1,505)	(1,246)
Other, net	61	102	140	515

Total other income (expenses)	(419)	(321)	(1,365)	(731)

Income before income taxes	16,890	7,007	30,227	15,973
Provision for income taxes	7,667	3,385	13,370	7,717

Net income	$9,223	$3,622	$16,857	$8,256

Net income per share:
Basic	$1.30	$0.49	$2.33	$1.12

Diluted	$1.22	$0.46	$2.19	$1.06

Weighted average shares outstanding:
Basic	7,111	7,418	7,234	7,348

Diluted	7,578	7,855	7,701	7,785

The accompanying notes are an integral part of these condensed consolidated financial statements

THE PBSJ CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)	Nine Months Ended June 30,
	2005	2004
		(As Restated See Note 1)
Cash flows from operating activities:
Net income	$16,857	$8,256
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Other	—	(1)
Increase in cash surrender value of life insurance	(392)	(435)
Depreciation and amortization	7,631	6,733
Gain on sale of property and equipment	(12)	(45)
Gain from shares recovered	(4,705)	—
Gain from assets recovered, net	(6,526)	—
Provision for bad debt and unbillable amounts	344	207
Provision for deferred income taxes	793	5,083
Provision for deferred compensation	1,572	145
Change in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(6,703)	(96)
(Increase) decrease in unbilled fees and billings in excess of cost	1,716	(3,341)
Increase in other current assets	(1,773)	(2,836)
Increase in other assets	(760)	(4)
Increase (decrease) in accounts payable and accrued expenses	3,417	(24)
Increase in accrued reimbursement liability	7,975	5,815
Increase in accrued vacation	1,096	473
(Decrease) increase in other liabilities	(1,271)	2,215

Net cash provided by operating activities	19,259	22,145

Cash flows from investing activities:
Investment in life insurance policies	(420)	(298)
Acquisitions and purchase price adjustments, net of cash acquired	(1,925)	(5,167)
Purchases of marketable securities	(56)	—
Proceeds from the sale of property and equipment	16	69
Purchase of property and equipment	(5,983)	(7,411)

Net cash used in investing activities	(8,368)	(12,807)

Cash flows from financing activities:
Borrowings under line of credit	75,352	135,545
Payments under line of credit	(75,352)	(139,739)
Principal payments under notes and mortgage payable	(217)	(749)
Principal payments under capital lease obligations	(227)	(25)
Common stock:
Proceeds from sale	9,335	7,108
Payments for repurchase	(12,837)	(11,644)

Net cash used in financing activities	(3,946)	(9,504)

Net increase (decrease) in cash and cash equivalents	6,945	(166)

Cash and cash equivalents at beginning of period	1,910	166
Cash and cash equivalents at end of period	$8,855	—

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

The methods that the three participants in the embezzlement scheme used to conceal their activities resulted in the overstatement or understatement of amounts previously reported in our condensed consolidated financial statements. The following table illustrates the impact of recording the misappropriations and reversing the concealment entries and recording the actual impact such entries had on costs and expenses:

(Dollars in thousands)	Three Months Ended June 30,	Nine Months Ended June 30,
	2004	2004
	Increase / (Decrease)
Costs and expenses:
Direct salaries and direct costs	$150	$150
General and administrative expenses, including indirect salaries	(1,723)	(3,290)
Misappropriation loss	1,621	3,360

Total costs and expenses	$48	$220

The misappropriation loss and concealment also resulted in the overstatement of overhead rates which the Company used in connection with certain government contracts. As a result, in these instances, some of our billings to our government clients relied on or incorporated the overstated overhead rates, and as a result revenues were overstated and we incurred refund obligations to these clients. We have recorded an estimated accrual for the reimbursement to our clients.

Overstatement of Amounts Billed for Overhead

The Company determined that the misappropriation scheme led to the overstatement of certain overhead rates that the Company used to determine billings in connection with certain of our government contracts. As a result, some of our government clients were overcharged for the Company’s services. During the review of the overhead expenses, the Company identified certain instances of costs erroneously included in our overhead cost pool which were unallowable under applicable regulations and an error in our calculation of our overhead rate, which related to certain general and administrative costs. The Company determined that the unallowable costs and general and administrative expense errors also led to the overstatement of overhead rates which the Company used in connection with certain of its government contracts. As a result, in these instances, some of our billings to our Government clients relied on or incorporated the overstated overhead rates.

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

As of September 30, 2004 there was approximately $1.1 million and $869,000 of over billing recorded as a reduction of accounts receivable and unbilled fees, respectively, in our condensed consolidated balance sheets as such amounts had not yet been collected from our clients. Prior to the restatement adjustments, the Company had approximately $863,000 accrued for a client reimbursement now included in our accrued reimbursement liability at September 30, 2004.

The adjustments related to our condensed consolidated statements of operations are as follows:

(Dollars in thousands)	Three Months Ended June 30,	Nine Months Ended June 30,
	2004	2004
Reduced revenues	$1,761	$5,290
Interest	178	512

Total	$1,939	$5,802

We have restated our previously issued consolidated financial statements as of September 30, 2004 and for the three and nine month periods ended June 30, 2004, primarily to reflect adjustments relating to the effects of the misappropriations and related concealment accounting and the correction of revenue amounts charged to certain of our government clients due to the errors in our overhead rates described above, in addition to certain other adjustments.

Other Restatement Items

In connection with recording the misappropriations and concealment adjustments related to our overhead rate correction described above, the Company also identified and corrected the following other errors in its previously issued financial statements.

Accounting for Defined Benefit Pension Plans

The Company also determined that its previous accounting for its post-employment benefit plans was not in accordance with SFAS No. 87, “Employers Accounting for Pensions” (“SFAS 87”). Historically, we have accounted for our deferred compensation plans by only accruing the present value of future minimum retirement payment obligations. SFAS 87 requires that amounts recognized in the financial statements be determined on an actuarial basis. In order to determine the impact of such error, the Company engaged an actuarial firm to perform a comprehensive review of its benefit plans. Accordingly, we have restated our previously issued condensed consolidated financial statements to adjust our accumulated benefit obligation and to defer recognition of prior service costs over the estimated remaining service period. The effect of this change was to decrease general and administrative expenses by $202,000 and $607,000 for the three-month and nine-month periods ended June 30, 2004, respectively.

The Company has also recorded a cumulative increase to deferred compensation liability in our condensed consolidated balance sheet of $2.4 million as of September 30, 2004, related to the recognition of previously deferred prior service cost. In addition, the Company recorded a cumulative increase to intangible assets of $647,000 as of September 30, 2004. The Company also recorded a cumulative increase to accumulated other comprehensive loss of $1.9 million as of September 30, 2004, related to the recognition of previously deferred prior service costs.

Accrued Wages

The Company recorded an additional $28,000 in direct salaries and direct costs for the three-month period ended June 30, 2004, and a reduction in direct salaries and direct costs of $68,000 for the nine-month period ended June 30, 2004 in connection with previously unrecorded part-time and over-time wages earned by our employees in the current fiscal quarter offset by the carry-over effect of the same error related to September 30, 2004 and 2003, respectively and that were paid in the subsequent fiscal quarter. These adjustments to our condensed consolidated statements of operations represent the period effect of the unrecorded accrual for salaries as of the end of respective periods. The Company recorded an additional $1.5 million accrual (recorded in accounts payable and accrued expenses) to correct its condensed consolidated balance sheet at September 30, 2004.

Additionally, the Company recorded an increase to accounts payable and accrued expenses of $736,000, in connection with labor associated with previously unrecorded revenue at September 30, 2004.

Accounting for Leases

The Company determined that the rent expense recorded in connection with certain of its operating leases with scheduled rent increases was not in accordance with SFAS No. 13 “Accounting for Leases” and FASB Technical Bulletin (“EITF”) No. 85-3 “Accounting for Operating Leases with Scheduled Rent Increases”. The Company should have recognized rent expense by applying a straight-line method on operating leases with fixed-rate rent escalation clauses. This method requires the lessee under a lease agreement to record as expense an amount equal to the total rental payments paid over the term of the lease (including lease renewals that are “reasonably assured”) on a straight-line basis. The impact of this change was to increase rent expense, included in general and administrative expenses, by $42,000 and $127,000 for the three and nine-month periods ended June 30, 2004 respectively, and a corresponding increase in deferred rent, which is included in accounts payable and accrued expenses, of $755,000 as of September 30, 2004.

The Company also determined that certain leases previously classified as operating leases should have been accounted for as capital leases. As a result, we have recorded additional capitalized lease equipment and related capital lease obligations of $990,000 (with $320,000 of related accumulated amortization) as of September 30, 2004, and $368,000 of capitalized lease equipment and related capital lease obligations during fiscal 2004. Our condensed consolidated statements of operations reflect an adjustment to decrease lease expense in general and administrative expenses of $52,000 and $157,000 for the three and nine-month periods ended June 30, 2004. Additionally, a corresponding adjustment to increase depreciation and amortization, in general and administrative expenses, of $49,000 and $146,000 and interest expense of $5,000 and $15,000 for the three and nine-month periods ended June 30, 2004, respectively.

Accounting for Employee Expense Reports

The Company recorded an additional $30,000 and 53,000 in general and administrative expenses for the three and nine-month periods ended June 30, 2004, respectively, in connection with previously unrecorded business expenses incurred by our employees that were reimbursed to our employees in the subsequent fiscal period. These adjustments to our condensed consolidated statement of operations represent the net effect of the unrecorded business expenses as of the end of respective periods’. Such amounts are not reimbursed to us by our clients. The Company recorded an additional $1.2 million accrual (recorded in accounts payable and accrued expenses) to correct its condensed consolidated balance sheet at September 30, 2004.

Costs in Excess of Revenue

The Company has recorded an adjustment to accrue for contracts in progress, which were expected to be completed with costs in excess of revenue. The impact of these adjustments was to increase direct salaries and direct costs by $12,000 and $37,000 for the three and nine-month periods ended June 30, 2004, respectively. The total amount of the previously unrecorded accrual, which has been included in the Company’s condensed consolidated balance sheet as of September 30, 2004 is $1.7 million.

Other Miscellaneous Adjustments

In addition, the Company has recorded additional restatement adjustments to correct various other immaterial errors, including known errors which had not previously been corrected because the effect of the errors was not material to the financial statements.

Classification Corrections Not Impacting Net Income

Goodwill and Intangible Assets

The Company had incorrectly included its intangible asset balance in other assets in its consolidated balance sheets as of September 30, 2004. The Company recorded a decrease in other assets and a corresponding increase to intangible assets of $2.3 million as of September 30, 2004 to correct this misclassification.

Billing In Excess of Costs

The Company recorded an entry to properly classify credit balances previously recorded in unbilled fees in our consolidated balance sheets as billings in excess of costs. This resulted in an additional increase to unbilled fees and billings in excess of costs of $1.2 million as of September 30, 2004.

Accounting for Direct Reimbursable Expenses

The Company also identified certain accounting errors related to direct expenses not being recorded in the period services were performed. The Company identified a number of sub-contractor invoices received subsequent to period-end for services performed in the prior period. The adjustment to record these transactions does not have any affect on net income, as direct expenses are billed directly to our clients on a dollar for dollar basis, with minimal or no mark-up. The resulting effect of this adjustment was to increase engineering fees and direct reimbursable expenses by $1.3 million and $2.4 million for the three and nine-month periods ended June 30, 2004, respectively. These adjustments related to the classifications within the condensed consolidated statement of operations represent the period effect the unrecorded accrual for sub-contractor invoices and related unbilled engineering fees as of the end of the respective periods. The total amount of the previously unrecorded accruals which has been corrected in the Company’s condensed consolidated balance sheet at September 30, 2004 is an additional accrual and increase in unbilled fees for sub-consultants expense of $8.4 million.

The financial information presented in the accompanying condensed consolidated financial statements and these notes to the condensed consolidated financial statements give effect to the restatement. The following tables summarize the effect of the restatement on the previously reported condensed consolidated financial statements line items presented in our condensed consolidated financial statements as of September 30, 2004 and for the three and nine-month periods ended June 30, 2004:

Condensed Consolidated Balance Sheet (Unaudited)

	September 30, 2004
(Dollars in thousands)	As Previously Reported	Restatement Adjustments	As Restated
Current Assets:
Cash and cash equivalents	$2,796	$(886)	$1,910
Marketable securities at fair value	573	—	573
Accounts receivable, net	64,533	(4,088)	60,445
Unbilled fees	53,249	13,926	67,175
Shareholder subscription receivable	—	3,929	3,929
Other current assets	2,515	(349)	2,166

Total current assets	123,666	12,532	136,198
Property and equipment, net	33,202	711	33,913
Cash surrender value of life insurance	8,372	(144)	8,228
Deferred income taxes	799	6,998	7,797
Goodwill	14,878	(488)	14,390
Intangible assets	—	3,268	3,268
Other assets	2,920	(2,349)	571

Total assets	$183,837	$20,528	$204,365

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$40,338	$25,433	$65,771
Accrued reimbursement liability	—	24,119	24,119
Current portion of long-term debt	290	—	290
Current portion of capital leases	—	240	240
Accrued vacation	8,614	—	8,614
Billings in excess of costs	2,215	1,173	3,388
Deferred income taxes	22,935	(9,452)	13,483

Total current liabilities	74,392	41,513	115,905
Long-term debt, less current portion	7,828	—	7,828
Capital leases, less current portion	—	444	444
Deferred compensation	8,296	2,387	10,683
Other liabilities	6,546	256	6,802

Total liabilities	97,062	44,600	141,662
Stockholders’ Equity:
Common stock	5	—	5
Retained earnings	88,950	(21,884)	67,066
Accumulated other comprehensive loss	(19)	(2,034)	(2,053)
Unearned compensation and other	(2,161)	(154)	(2,315)

Total stockholders’ equity	86,775	(24,072)	62,703

Total liabilities and stockholders’ equity	$183,837	$20,528	$204,365

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30, 2004
(Dollars in thousands, except per share amounts)	As Previously Reported	Restatement Adjustments	As Restated
Earned revenue:
Engineering Fees	$112,255	$(616)	$111,639
Direct reimbursable expenses	24,578	773	25,351

Net earned revenue	87,677	(1,389)	86,288

Costs and expenses:
Direct salaries and direct costs	32,086	383	32,469
General and administrative expenses, including indirect salaries	48,138	(3,268)	44,870
Misappropriation loss, net of recoveries	—	1,621	1,621
Investigation and related costs	—	—	—

Total costs and expenses	80,224	(1,264)	78,960

Operating income	7,453	(125)	7,328
Other income (expenses):
Interest expense	(225)	(198)	(423)

Other, net	157	(55)	102

Total other income (expenses)	(68)	(253)	(321)
Income before income taxes	7,385	(378)	7,007
Provision for income taxes	3,028	357	3,385

Net income	$4,357	$(735)	$3,622

Basic and diluted net income per share:
Basic	$0.65	$(0.16)	$0.49

Diluted	$0.60	$(0.14)	$0.46

	Nine Months Ended June 30, 2004
(Dollars in thousands, except per share amounts)	As Previously Reported	Restatement Adjustments	As Restated
Earned revenue:
Engineering Fees	$325,034	$(2,783)	$322,251
Direct reimbursable expenses	67,687	1,431	69,118

Net earned revenue	257,347	(4,214)	253,133

Costs and expenses:
Direct salaries and direct costs	93,248	935	94,183
General and administrative expenses, including indirect salaries	142,768	(3,882)	138,886
Misappropriation loss, net of recoveries	—	3,360	3,360
Investigation and related costs	—	—	—

Total costs and expenses	236,016	413	236,429

Operating income	21,331	(4,627)	16,704
Other income (expenses):
Interest expense	(672)	(574)	(1,246)
Other, net	916	(401)	515

Total other income (expenses)	244	(975)	(731)

Income before income taxes	21,575	(5,602)	15,973
Provision for income taxes	8,846	(1,129)	7,717

Net income	$12,729	$(4,473)	$8,256

Basic and diluted net income per share:
Basic	$1.15	$(0.03)	$1.12

Diluted	$1.07	$(0.01)	$1.06

Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended June 30, 2004
(Dollars in thousands)	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income	$12,729	$(4,473)	$8,256
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Other	(1)	—	(1)
Increase in cash surrender value of life insurance	—	(435)	(435)
Depreciation and amortization	6,465	268	6,733
Gain on sale of property and equipment	(45)	—	(45)
Provision for bad debt and unbillable amounts	207	—	207
Provision for deferred income taxes	5,712	(629)	5,083
Provision for deferred compensation	979	(834)	145
Change in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(75)	(21)	(96)
Increase in unbilled fees and billings in excess of cost	(888)	(2,453)	(3,341)
Increase in other current assets	(2,835)	(1)	(2,836)
(Increase) decrease in goodwill	(210)	210	—
(Increase) decrease in other assets	(405)	401	(4)
(Decrease) increase in accounts payable and accrued expenses	(3,125)	3,101	(24)
Increase in accrued reimbursement liability	—	5,815	5,815
Increase in accrued vacation	473	—	473
Increase in other liabilities	1,743	472	2,215

Net cash provided by operating activities	20,724	1,421	22,145

Cash flows from investing activities:
Investment in life insurance policies	(425)	127	(298)
Acquisitions and purchase price adjustments, net of cash acquired	(4,957)	(210)	(5,167)
Proceeds from the sale of property and equipment	69	—	69
Purchase of property and equipment	(7,336)	(75)	(7,411)

Net cash used in investing activities	(12,649)	(158)	(12,807)

Cash flows from financing activities:
Borrowings under line of credit	134,265	1,280	135,545
Payments under line of credit	(139,739)	—	(139,739)
Principal payments under notes and mortgage payable	(749)	—	(749)
Principal payments under capital lease obligations	—	(25)	(25)
Common stock:
Proceeds from sale	7,108	—	7,108
Payments for repurchase	(11,644)	—	(11,644)

Net cash used in financing activities	(10,759)	1,255	(9,504)

Net increase (decrease) in cash and cash equivalents	(2,684)	2,518	(166)

Cash and cash equivalents at beginning of period	3,290	(3,124)	166
Cash and cash equivalents at end of period	$606	$(606)	$—

Cumulative Effect of Change in Stockholders’ Equity

(Dollars in thousands)	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at September 30, 2004 (as previously reported)	$88,950	$(19)
Cumulative effect of restatement on prior periods	(21,884)	(2,034)

Balance at September 30, 2004 (Restated)	$67,066	$(2,053)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the interim period contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of The PBSJ Corporation (the “Company”) as of June 30, 2005 and the results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2005. The accounting policies followed for interim financial reporting are the same as disclosed in Note 1 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. The results of operations for the three-month and nine-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the fiscal year.

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

A reconciliation of the number of shares used in computing basic and diluted earnings per share follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Weighted average shares outstanding – Basic	7,111	7,418	7,234	7,348
Effect of dilutive unvested restricted stock	467	437	467	437

Weighted average shares outstanding – Diluted	7,578	7,855	7,701	7,785

Revenue Recognition

The Company recognizes engineering fees from different types of services under a variety of different types of contracts. In recognizing engineering fees, the Company evaluates each contractual arrangement to determine the applicable authoritative accounting methodology to apply to each contract.

In the course of providing its services, the Company principally uses three types of contracts from which it earns revenue: cost-plus contract, time and materials contract and fixed price contract.

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

Misappropriation Loss, Investigation Related Expenses and Recovery of Assets

The misappropriation loss for the three and nine-month periods ended June 30, 2005 previously described is presented net of the gain from recovered assets. All assets recovered during the investigation and not yet liquidated, are classified as assets held for sale in the accompanying consolidated balance sheets and are recorded at estimated fair value, less estimated costs to sell, as of the date recovered. The recovered assets consist of personal homes, condominiums and other real estate, automobiles, funds from bank accounts, jewelry, fine-arts and cash proceeds from the liquidation of personal retirement accounts. Some of the real estate recovered was acquired subject to existing debt, liens or mortgage notes. Such debt is reported as liabilities related to assets held for sale in the accompanying consolidated balance sheets. The Company does not own any other assets held for sale other than those recovered during the investigation. Gain from recovered assets has been recognized at the estimated fair value of the assets recovered, less related debt and estimated costs to sell the assets. The participants also surrendered approximately 174,000 shares of the Company’s common stock. These shares were recorded at estimated fair value and a gain on recovery of misappropriated assets of $4.7 million was recognized for the three and six-month periods ended June 30, 2005. The gain from recovered assets is included in misappropriation loss, net of recoveries in the accompanying condensed consolidated statements of operations for the three and six-month periods ended June 30, 2005.

In addition to the misappropriation loss, the Company has incurred certain professional fees and other costs that relate to the investigation of the embezzlement and the recovery of assets. These expenses include legal fees, forensic audit fees and related costs, and other costs associated with the recovery of misappropriated assets. Collectively, these costs are stated as investigation and related costs in the accompanying consolidated statements of operations and are recorded in the period the costs are incurred.

The following table sets forth the components of the misappropriation loss and related investigation expenses:

(Dollars in thousands)	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005

Misappropriation loss	$—	$3,636
Less: gain from recovered assets	(14,531)	(14,531)
Legal fees	642	697
Forensic accounting fees and related costs	772	812
Other	106	113

Total	$(13,011)	$(9,273)

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

In December 2004, the FASB issued FSP FAS 109-1, (“FSP 109”) “Application of FASB Statement No. 109, (“SFAS 109”), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. FSP 109 clarifies that the deduction should be accounted for as a special deduction under SFAS 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. FSP 109 is effective for us beginning fiscal 2005. The adoption of FSP 109 did not have a material impact on our financial results.

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

As of June 30, 2005, there were various legal proceedings pending against the Company, where plaintiffs allege damages resulting from the Company’s engineering services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract. The Company accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. As of June 30, 2005, the Company had an accrual of approximately $6.3 million for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable and can be reasonably estimated. The Company expects to pay these liabilities over the next one to three years. Management is of the opinion that the liabilities ultimately resulting from such existing and other pending proceedings, lawsuits and claims should not materially affect the Company’s financial position, results of operations or cash flows.

In July 1998, we entered into an agreement with West Frisco Development Corporation (“WFDC”) to provide various services, among which was a flood plain study to be used by WFDC, the City of Frisco and FEMA. In 2003, the City of Frisco retained the services of a third-party architecture and engineering firm in connection with the extension and widening of Teel Road which lies within the greater drainage basin included in the Company’s original flood plain study. This architecture and engineering firm’s assessment of the flood plain study determined that the Company used incorrect assumptions when calculating the size of the drainage culverts required for the increased development of the area’s transportation infrastructure. Based on this assessment, the Company has entered into negotiations with the City of Frisco to correct the drainage needs to support the Teel Road expansion project. As a result, the Company has recorded an estimated liability of $3.3 million to cover the costs associated with correcting the drainage needs of the Teel Road expansion project.

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

In January 2007, we reached a settlement agreement with the DOJ, Civil Division on behalf of it and all other federal agencies with which we have contracts to resolve all federal claims including claims under the Federal Civil False Claims Act, related to the overstatements of overhead rates on our contracts with federal agencies. The agreement requires approximately $6.5 million of reimbursement payments for all contract amounts through September 30, 2005.

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

4. Income Taxes

The income tax provisions were $7.7 million and $3.4 million and $13.4 million and $7.7 million, or effective tax rates of 45.4% and 48.3% and 44.2% and 48.3%, for the three and nine-month periods ended June 30, 2005 and 2004, respectively.

For the past several years, the Company has generated research and development tax credits related to certain qualifying costs. The qualifying costs relate primarily to the Company’s project costs which management believes involved technical uncertainty. These research and development costs were incurred by the Company in the course of providing services generally under long-term client projects, thereby creating costs associated with recognizable revenue under the project. Because the Company has been unable to utilize the entire amount of research and development tax credits it has generated each year, the condensed consolidated balance sheets reflect a deferred tax asset of $4.2 million and $6.2 million ($1.7 million and $2.5 million net of a corresponding valuation allowance of $2.5 million and $3.7 million) as of June 30, 2005 and September 30, 2004, respectively, for the unused credit carry forwards. The credits will expire beginning 2017 through 2022.

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

Financial information relating to the Company’s operations by segment is as follows:

(Dollars in thousands)	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
Three Months Ended June 30, 2005
Engineering fees	$50,233	$23,044	$21,458	$29,991	$124,726
Net earned revenue	38,103	17,884	17,682	24,334	98,003
Operating income	6,841	3,726	2,125	4,617	17,309
Depreciation and amortization	963	311	604	665	2,543
Total assets	88,534	38,456	52,157	50,105	229,252
Purchases of property and equipment	759	328	399	477	1,963

Three Months Ended June 30, 2004
Engineering fees	$45,460	$19,843	$18,706	$27,630	$111,639
Net earned revenue	33,735	14,576	15,992	21,985	86,288
Operating income	2,487	1,429	1,381	2,031	7,328
Depreciation and amortization	813	238	481	685	2,217
Purchases of property and equipment	811	336	367	539	2,053

(Dollars in thousands)	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
Nine Months Ended June 30, 2005
Engineering fees	$144,951	$62,960	$85,392	$82,033	$375,336
Net earned revenue	110,909	49,093	59,359	67,371	286,732
Operating income	14,548	5,743	4,716	6,585	31,592
Depreciation and amortization	2,822	925	1,905	1,979	7,631
Total assets	88,534	38,456	52,157	50,105	229,252
Purchases of property and equipment	2,212	992	1,345	1,434	5,983

Nine Months Ended June 30, 2004
Engineering fees	$129,226	$55,110	$56,742	$81,173	$322,251
Net earned revenue	97,719	41,058	48,908	65,448	253,133
Operating income	6,997	3,223	2,247	4,237	16,704
Depreciation and amortization	2,409	702	1,602	2,020	6,733
Purchases of property and equipment	2,758	1,153	1,550	1,950	7,411

6. Long-Term Debt

(Dollars in thousands)	June 30, 2005	September 30, 2004
Line of credit unused availability of $58,000 and $58,000 at June 30, 2005 and September 30, 2004, respectively.	$—	$—
Mortgage note payable due in monthly installments starting on April 16, 2001, with interest, collateralized by real property; unpaid principal due March 16, 2011. Interest at LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points (3.99% and 2.49% at June 30, 2005 and September 30, 2004, respectively).	8,122	8,118
Capital lease obligations	811	684

	8,933	8,802
Less current portion of long-term debt	354	290
Less current portion of capital lease obligations	316	240

Long-term debt and capital lease obligations	$8,263	$8,272

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

The interest rate (3.84% and 2.34% at June 30, 2005 and September 30, 2004, respectively) ranges from LIBOR plus 50 basis points to Prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to Prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including minimum levels of net worth, a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The company was in compliance with or obtained a waiver of default of the line of credit financial convenants as of June 30, 2005. The line of credit is collateralized by substantially all of the Company’s assets. We used cash flow from operating activities to repay amounts outstanding under our line of credit.

On March 19, 2001, the Company entered into a mortgage note with an original principal amount of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 3.99% and 2.49% at June 30, 2005 and September 30, 2004, respectively. We used an interest rate swap (“the Swap”) agreement in order to minimize the adverse impact of the floating interest rate characteristics of the Company’s long term debt obligations. The swap converts the floating interest rate on the note payable to a fixed rate of 6.28%. On March 16, 2006, the Company’s swap expired. Our adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%. The mortgage agreement contains clauses requiring the maintenance of various covenants and financial ratios. On December 10, 2003, the lender approved an amendment to the mortgage agreement to reflect new conditions for the Tangible Net Worth covenant requirement under the agreement. The Company has received a written waiver from the lender as it relates to compliance of all reporting and covenant requirements under the mortgage agreement through January 31, 2007. The mortgage note is collateralized by the office building located in Maitland, Florida.

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

The components of all the comprehensive income are as follows:

(Dollars in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net Earnings	$9,223	$3,622	$16,857	$8,256
Other comprehensive income:
Unrealized gain (loss) on available for sale marketable securities held for sale, net of tax	(7)	(8)	9	15
Unrealized gain on interest rate swap, net of tax	56	88	119	134
Minimum pension liability adjustment, net of tax	(50)	(261)	(148)	(783)

Total comprehensive income	$9,222	$3,441	$16,837	$7,622

8. Goodwill and Other Intangibles Assets

The changes in the carrying amounts of goodwill by segment for the nine-month period ended June 30, 2005 are as follows:

	Nine Months Ended June 30, 2005
(Dollars in thousands)	Transportation	Construction	Civil	Environmental	Total
Goodwill, beginning of period	$3,634	$—	$2,187	$8,569	$14,390
Current period acquisition	—	—	405	1,093	1,498
Other purchase price adjustments	6	—	—	1,740	1,746

Goodwill, end of period	$3,640	$—	$2,592	$11,402	$17,634

The Company’s intangibles assets consisted of the following:

		June 30, 2005
(Dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization
Client list	10 years	$1,530	$541
Client name recognition	2 years	113	102
Backlog	3 years	1,709	1,070
Website	7 years	200	72
Pension intangible assets	6 years	1,946	1,539

		$5,498	$3,324

		September 30, 2004
(Dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization
		(Restated)	(Restated)
Client list	10 years	$1,440	$220
Client name recognition	2 years	100	75
Backlog	3 years	1,709	484
Website	7 years	200	52
Pension intangible assets	6 years	1,946	1,296

		$5,395	$2,127

9. Acquisitions

On June 1, 2004, the Company acquired 100% of the stock of TriLine Associates, Inc. (“TriLine”) for $3.7 million in cash. The purchase price has been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $4.3 million, including approximately $960,000 of intangible assets, $2.1 million of goodwill, none of which is deductible for tax purposes and liabilities of $625,000. The weighted average amortization period for the identifiable intangible assets is 7.8 years. TriLine specializes in transportation, geotechnical, and environmental services.

On July 1, 2004, the Company acquired 100% of the stock of W. Koo and Associates Structural Engineers, Inc. (“WKA”) for $2.5 million, net of cash acquired of $678,000, comprised of $413,000 in cash, $250,000 in accrued earn-out provisions and 71,429 shares of the Company’s common stock valued at approximately $1.9 million. The value of the common stock issued was determined based on the estimated fair value of the common stock as of the date of the acquisition. The purchase agreement calls for an adjustment of the number of shares issued based on the valuation of the Company’s stock price at September 30, 2004 so that the total number of shares issued is valued at $1.9 million based on the September 30, 2004 stock value. The purchase agreement called for an additional purchase amount of $500,000, contingent upon the satisfaction of certain conditions, to be paid in two installments of $250,000 on July 1, 2005 and July 1, 2006. The purchase price has been allocated to the respective assets and liabilities based on their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $4.0 million, including approximately $850,000 of intangible assets, $913,000 of goodwill, none of which is deductible for tax purposes, and liabilities of $795,000. During 2005, we issued an additional 1,021 shares in connection with the purchase agreement adjustment and the Company recorded an additional $6,000 of goodwill in connection with the July 1, 2005 installment payment. The weighted average amortization period for the identifiable intangible assets is 4.9 years. WKA specializes in infrastructure improvements for public, municipal, transit, port authorities and private sector projects with a primary focus on transportation structures in California.

On October 1, 2004, the Company acquired 100% of the stock of Croslin Associates, Inc. (“Croslin”) for a purchase price of $727,000, net of cash acquired of $153,000, comprised of $397,000 in cash, $30,000 cash held in escrow and 11,111 shares of the Company’s common stock valued at approximately $300,000. The value of the common stock was based on the estimated fair value of the stock as of the date of acquisition. The purchase price has been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $1.0 million, including approximately $40,000 of intangible assets, $405,000 of goodwill, none of which is deductible for tax purposes, and liabilities of $300,000. During 2005, the Company recorded $49,000 of goodwill in connection with an additional purchase price payment and $59,000 net of a $10,000 purchase price adjustment. Croslin specializes in architectural services.

On February 1, 2005, the Company acquired 100% of the stock of Land and Water Consulting, Inc. (“LWC”) for a purchase price of $1.3 million, net of cash acquired of $13,000, comprised of $323,000 in cash, $100,000 cash held in escrow and 33,862 shares of the Company’s common stock valued at approximately $914,000. The value of the common stock was based on the estimated fair value of the stock as of the date of acquisition. The purchase price has been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $2.5 million, including approximately $1.1 million of goodwill, none of which is deductible for tax purposes, and liabilities of $1.2 million. LWC is an environmental consulting firm in Montana.

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

10. Retirement Plans

The Company uses a September 30 measurement date for its plans. The following table provides a summary of the Company’s periodic costs:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Service benefits earned during period	$162	$108	$486	$324
Interest cost on projected benefit obligation	160	126	480	378
Amortization:
Prior service cost	81	81	243	243
Net loss from past experience	91	27	273	81

Net periodic pension expense	$332	$234	$996	$702

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

We have restated our previously issued condensed consolidated financial statements as of September 30, 2004 and for the three-month and nine-month periods ended June 30, 2004, primarily to reflect adjustments relating to the effects of the misappropriations and related concealment accounting and the correction of revenue amounts charged to certain of our government clients due to the errors in our overhead rates previously discussed, in addition to certain other adjustments more fully described in Note 1 to these condensed consolidated financial statements.

1. Results of Operations

The following table sets forth the percentage of net earned revenue represented by the items in our condensed consolidated statements of operations for the three months and nine months ended June 30, 2005 and 2004, respectively. It also sets forth the effect of the restatement for the three-month and nine-month periods ended June 30, 2004, respectively:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Engineering fees	127.3%	129.4%	130.9%	127.3%
Direct reimbursable expenses	27.3	29.4	30.9	27.3

Net earned revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Direct salaries and direct costs	37.8	37.6	37.8	37.2
General and administrative expenses, including indirect salaries	57.8	52.0	54.4	54.9
Misappropriation loss, net of recoveries	(14.8)	1.9	(3.8)	1.3
Investigation and related costs	1.6	—	0.6	—

Operating income	17.6	8.5	11.0	6.6
Interest expense	(0.5)	(0.5)	(0.5)	(0.5)
Other, net	0.1	0.1	—	0.2

Income before income taxes	17.2	8.1	10.5	6.3
Provision for income taxes	7.8	3.9	4.7	3.0

Net income	9.4%	4.2%	5.8%	3.3%

A summary of our operating results for the three months and nine month periods ended June 30, 2005 and 2004, including the restated amounts for the three-month and nine-month periods ended June 30, 2004 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Engineering fees	$124,726	$111,639	$375,336	$322,251
Direct reimbursable expenses	26,723	25,351	88,604	69,118

Net earned revenue	98,003	86,288	286,732	253,133

Costs and expenses:
Direct salaries and direct costs	37,026	32,469	108,366	94,183
General and administrative expenses, including indirect salaries	56,679	44,870	156,047	138,886
Misappropriation loss, net of recoveries	(14,531)	1,621	(10,895)	3,360
Investigation and related costs	1,520	—	1,622	—

Operating income	17,309	7,328	31,592	16,704
Interest expense	(480)	(423)	(1,505)	(1,246)
Other, net	61	102	140	515

Income before income taxes	16,890	7,007	30,227	15,973
Provision for income taxes	7,667	3,385	13,370	7,717

Net income	$9,223	$3,622	$16,857	$8,256

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations for prior periods has been revised for the effects of the restatement described above.

Business Overview

We provide services to both private and public sector clients, with the public sector comprising approximately 79% of our revenues. Our business is divided in four segments, consisting of Transportation, Civil Engineering, Construction Management and Environmental. During the nine months ended June 30, 2005, the Civil Engineering segment continued to experience some growth. The growth in the Civil Engineering segment was fueled by large disaster response projects as a result of the hurricanes that hit Florida in August and September of 2004 and growth in the segment’s homeland security program. The Transportation services segment also experienced some growth in engineering fees resulting from the Triline and WKA acquisitions, as well as growth in the Texas Turnpike Authority projects. All four business segments experienced increased volumes in backlog at June 30, 2005, as compared to September 30, 2004.

We earn revenue for time spent on projects, in addition to certain direct costs of our projects, such as blueprints and sub-contractor expenses. The fluctuation in direct costs, specifically sub-contractor costs, will influence our net earned revenue. For instance, our Civil Engineering segment experienced a significant increase in sub-contractor costs related to the disaster response projects. As a result, our Civil Engineering segment’s net earned revenue grew at a lesser rate than its engineering fees, since more work was being performed by subcontractors. During the nine months ended June 30, 2005 there was an increase in the number of our employees who were primarily technical professionals, whose billable labor gets charged back to our clients, thereby increasing the amount of fees we earned. As chargeability of our technical professionals’ time increases, direct labor costs increase along with it, while indirect salaries decrease, as more of the technical staff’s time worked is being charged back to our clients.

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

During the last quarter of fiscal 2004 and the first nine months of fiscal 2005, the economy entered a period of slow recovery with improving private sector corporate profitability, while investment in residential housing development continued at high rates. Federal spending remained strong especially in the area of national defense, which increased opportunity and fortified our strategy for greater balance between the public and private sectors. The state and local government markets remained weak but the market for our specialized services in the area of risk and emergency management strengthened due in part to hurricanes and wild fires. Near term expectations are for the Federal Department of Defense and Homeland Security sectors to remain strong. As the economy expands its recovery, we expect the private sector to strengthen. State and local government markets will remain weak but will improve as increased tax revenue from private sector recovery trickles into the government sector.

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

The accounting policies of the segments are the same as those described in the footnotes to the accompanying condensed consolidated financial statements. We evaluate performance based on operating income (loss) of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for the three and nine months ended June 30, 2005 as compared to 2004.

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

	Three Months Ended June 30,				Nine Months Ended June 30,
	2005	% of NER	2004	% of NER	2005	% of NER	2004	% of NER
Transportation Services
Engineering fees	$50,233	131.8%	$45,460	134.8%	$144,951	130.7%	$129,226	132.2%
Direct reimbursable expenses	12,130	31.8	11,726	34.8	34,042	30.7	31,507	32.2

Net earned revenues (NER)	38,103	100.0	33,734	100.0	110,909	100.0	97,719	100.0
Direct salaries and direct costs	14,435	37.9	12,757	37.8	41,890	37.8	36,455	37.3
Indirect salaries	7,246	19.0	6,724	19.9	21,287	19.2	20,204	20.7
General and administrative costs	14,364	37.7	11,148	33.0	36,615	33.0	32,813	33.6
Misappropriation loss, net	(5,345)	(14.0)	618	1.8	(4,030)	(3.6)	1,250	1.3
Investigation and related costs	562	1.5	—	—	599	0.5	—	—

Total costs and expenses	31,262	82.0	31,247	92.6	96,361	86.9	90,722	92.8

Operating income	$6,841	18.0%	$2,487	7.4%	$14,548	13.1%	$6,997	7.2%

Construction Management
Engineering fees	$23,044	128.9%	$19,843	136.1%	$62,960	128.2%	$55,110	134.2%
Direct reimbursable expenses	5,160	28.9	5,267	36.1	13,867	28.2	14,052	34.2

Net earned revenues (NER)	17,884	100.0	14,576	100.0	49,093	100.0	41,058	100.0
Direct salaries and direct costs	7,304	40.8	6,175	42.4	20,305	41.4	17,229	42.0
Indirect salaries	2,746	15.4	2,094	14.4	8,163	16.6	6,366	15.5
General and administrative costs	6,262	35.0	4,620	31.7	16,419	33.4	13,717	33.4
Misappropriation loss, net	(2,406)	(13.5)	258	1.8	(1,806)	(3.7)	523	1.3
Investigation and related costs	252	1.4	—	—	269	0.5	—	—

Total costs and expenses	14,158	79.2	13,147	90.2	43,350	88.3	37,835	92.2

Operating income	$3,726	20.8%	$1,429	9.8%	$5,743	11.7%	$3,223	7.8%

Civil Engineering
Engineering fees	$21,458	121.4%	$18,706	117.0%	$85,392	143.9%	$56,742	116.0%
Direct reimbursable expenses	3,776	21.4	2,713	17.0	26,033	43.9	7,834	16.0

Net earned revenues (NER)	17,682	100.0	15,993	100.0	59,359	100.0	48,908	100.0
Direct salaries and direct costs	6,638	37.5	5,928	37.1	22,433	37.8	17,963	36.7
Indirect salaries	4,091	23.1	3,103	19.4	12,032	20.3	9,559	19.5
General and administrative costs	7,791	44.1	5,262	32.9	22,262	37.5	18,436	37.7
Misappropriation loss, net	(3,304)	(18.7)	319	2.0	(2,449)	(4.1)	703	1.4
Investigation and related costs	341	1.9	—	—	365	0.6	—	—

Total costs and expenses	15,557	88.0	14,612	91.4	54,643	92.1	46,661	95.4

Operating income	$2,125	12.0%	$1,381	8.6%	$4,716	7.9%	$2,247	4.6%

Environmental Services
Engineering fees	$29,991	123.2%	$27,630	125.7%	$82,033	121.8%	$81,173	124.0%
Direct reimbursable expenses	5,657	23.2	5,645	25.7	14,662	21.8	15,725	24.0

Net earned revenues (NER)	24,334	100.0	21,985	100.0	67,371	100.0	65,448	100.0
Direct salaries and direct costs	8,649	35.5	7,609	34.6	23,738	35.2	22,536	34.4
Indirect salaries	5,098	21.0	4,429	20.1	15,544	23.1	14,594	22.3
General and administrative costs	9,081	37.3	7,490	34.1	23,725	35.2	23,197	35.4
Misappropriation loss, net	(3,476)	(14.3)	426	1.9	(2,610)	(3.9)	884	1.4
Investigation and related costs	365	1.5	—	—	389	0.6	—	—

Total costs and expenses	19,717	81.0	19,954	90.8	60,786	90.2	61,211	93.5

Operating income	$4,617	19.0%	$2,031	9.2%	$6,585	9.8%	$4,237	6.5%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Engineering Fees

	Three Months Ended June 30,
(Dollars in thousands)	2005	2004	$ Change	% Change
Transportation Services	$50,233	$45,460	$4,773	10.5%
Construction Management	23,044	19,843	3,201	16.1%
Civil Engineering	21,458	18,706	2,752	14.7%
Environmental Services	29,991	27,630	2,361	8.5%

Total Engineering Fees	$124,726	$111,639	$13,087	11.7%

Engineering fees for the three-month period ended June 30, 2005, were $124.7 million compared to $111.6 million in the same period in 2004, representing a 11.7% increase. All segments contributed to the increase in engineering fees for the three-month period ended in June 30, 2005 from the same period in 2004.

Engineering fees in our Construction Management segment increased 16.1% to $23 million in the three-month period ended June 30, 2005 from $19.8 million in the same period in 2004. The increase in our Construction Management engineering fees relates primarily to several large projects with existing clients including several state departments of transportation (“DOT”). The largest increase related to revenues in the Southeast Region due to continue expansion in North Florida and a renegotiated labor based contract out of Atlanta. Contributing to the increase in engineering fees for the third quarter of 2005 were added contracts in Texas for a number of new clients, an Arkansas program ramping down slower than expected and the ramp-up of the Phoenix Light Rail construction management program. The Construction Management segment also benefited from the disaster response projects that resulted from the hurricanes that hit Florida in 2004.

Engineering fees in our Civil Engineering segment increased 14.7% to $21.5 million in the three-month period ended June 30, 2005 from $18.7 million in the same period in 2004. The increase in engineering fees is primarily due to continued growth in our homeland security programs, and work related to the 2004 hurricanes in Florida. Civil Engineering is also benefiting from a strong local economy in Southern California, driving significant growth in that region. Engineering fees in the Civil Engineering segment also increased due to the acquisition of Croslin on October 1, 2004. Engineering fees from Croslin, following the acquisition, were approximately $800,000 for the three-month period ended June 30, 2005.

In the Transportation Services segment, engineering fees increased 10.5% to $50.2 million in the three-month period ended June 30, 2005 from $45.5 million in the same period in 2004. This increase is primarily due to the acquisitions of Triline in June 2004 and WKA in July 2004 and growth in the Texas Turnpike (“TTA”) project. Engineering fees from Triline and WKA, following their acquisitions, were $1.3 million and $1.9 million, respectively, during the three-month period ended June 30, 2005.

Our Environmental Services segment experienced growth in its engineering fees for the three-month period ended June 30, 2005 as compared to the same period in 2004. Engineering fees increased 8.5% to $30 million in the three-month period ended June 30, 2005 from $27.6 million in the same period in 2004. The increase is primarily attributable to the acquisition of LWC, acquired in March 2005. Engineering fees from the LWC acquisition, following the acquisition, were $1.6 million for the three-month period ended June 30, 2005.

Net Earned Revenue

	Three Months Ended June 30,
(Dollars in thousands)	2005	2004	$ Change	% Change
Transportation Services	$38,103	$33,734	$4,369	13.0%
Construction Management	17,884	14,576	3,308	22.7%
Civil Engineering	17,682	15,993	1,689	10.6%
Environmental Services	24,334	21,985	2,349	10.7%

Total Net Earned Revenues	$98,003	$86,288	$11,715	13.6%

Net earned revenue (“NER”) was $98 million during the three-month period ended June 30, 2005 as compared to $86.3 million for the same period in 2004, representing an increase of 13.6%. This increase was directly related to the increase in total engineering fees.

	Three Months Ended June 30,
(Dollars in thousands)	2005	% of NER	2004	% of NER
Transportation Services	$12,130	31.8%	$11,726	34.8%
Construction Management	5,160	28.9%	5,267	36.1%
Civil Engineering	3,776	21.4%	2,713	17.0%
Environmental Services	5,657	23.2%	5,645	25.7%

Total Direct Reimbursable Expenses	$26,723	27.3%	$25,351	29.4%

In addition, the change in our NER is affected by the fluctuation in our direct reimbursable expenses. Direct reimbursable expenses is primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints and equipment where the Company is responsible for procurement and management of such cost components on behalf of the Company’s clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up. As a percentage of NER, direct reimbursable expenses decreased by 2.1% to 27.3% for the three-month period ended June 30, 2005 from 29.4% for the same period in 2004. The Construction Management, Transportation Services and Environmental Services segments experienced decreases in direct reimbursable expenses as a percentage of NER for the three-month period ended June 30, 2005 as compared to the same period in 2004. These decreases were partially offset by an increase experienced by the Civil Engineering segment.

Direct reimbursable expenses in the Civil Engineering segment increased as a percentage of NER by 4.4% to 21.4% in the three-month period ended June 30, 2005 from 17% in the same period in 2004. The increase was due to the disaster response projects related to the Florida hurricanes and Southern California fires which required a significant amount of cost for travel and lodging for the hundreds of employees overseeing debris removal in the areas affected by the disasters. In addition, sub-consultants were used to perform some of the work, adding to the direct reimbursable expense costs.

In our Construction Management segment, direct reimbursable expenses as a percentage of NER decreased by 7.2% to 28.9% in the three-month period ended June 30, 2005 from 36.1% in the same period in 2004. This decrease was primarily due to several projects in the Central Region shifting from direct reimbursable projects to increased cost plus projects, reducing the total direct reimbursable expenses. Also, an increase in lump sum contracts in the Southeast region has reduced direct reimbursable expenses.

Direct reimbursable expenses for our Transportation Services segment decreased as a percentage of NER by 3% to 31.8% for the three-month period ended June 30, 2005 from 34.8% in the same period in 2004. This decrease was due to the Triline and WKA acquisitions providing more internal technical resources and expertise, thus reducing the use of sub consultants.

Our Environmental Services segment experienced a decrease in direct reimbursable expenses as a percentage of NER of 2.5% to 23.2% for the three-month period ended June 30, 2005 from 25.7% in the same period in 2004. The decrease was due to a return to normal direct reimbursable expense spending in the three-month period ended June 30, 2005, as compared to the same period in 2004. In 2004, direct reimbursable expenses were larger than normal due to a video inspection sub-consultant that we utilized to assist us with the beginning stages of a job in California. Since then, the volume of video work has decreased, thereby reducing our direct reimbursable expenses in this segment.

Operating Income

	Three Months Ended June 30,
(Dollars in thousands)	2005	% of NER	2004	% of NER
Transportation Services	$6,841	18.0%	$2,487	7.4%
Construction Management	3,726	20.8%	1,429	9.8%
Civil Engineering	2,125	12.0%	1,381	8.6%
Environmental Services	4,617	19.0%	2,031	9.2%

Total Operating Income	$17,309	17.7%	$7,328	8.5%

Misappropriation Loss (Recoveries) and Investigation and Related Costs, net	(13,011)	-13.3%	1,621	1.9%

Total Operating Income before Misappropriation Loss and Investigation and Related Costs, net	$4,298	4.4%	$8,949	10.4%

Operating income was $17.3 million in the three-month period ended June 30, 2005 as compared to $7.3 million in the same period in 2004 representing an increase of 136.2%. The increase in total operating income is primarily the result of a $10.5 million gain from recovered assets, offset by $100,000 misappropriation loss and $1.5 million in investigation related costs. All segments had increases in operating income in the three-month period ended June 30, 2005 as compared to the same period in 2004. Operating income, as a percentage of NER, increased by 9.2% to 17.7% in the three-month period ended June 30, 2005 from 8.5% in the same period in 2004. All segments, also experienced increases in operating income as a percentage of NER, in the three month period ended June 30, 2005 as compared to the same period in 2004.

We believe that operating income before misappropriation loss and investigation and related costs is a useful measure in evaluating our results of operations because the misappropriation loss, recoveries and investigation and related costs are unusual items which do not reflect the costs or revenues of our provision of services in the given year. While the misappropriation occurred over a long period, the recoveries and investigation costs are realized when recovered or incurred and not in relation to the period when the misappropriation occurred. We believe this measure is helpful for us and for our investors to evaluate the results of our operations and make comparisons between periods.

Operating income before misappropriation loss and investigation and related costs, net was $4.3 million for the three-month period ending June 30, 2005 as compared to $8.9 million for the same period in 2004, representing a decrease of 52.0%. Operating income before misappropriation loss and related costs, net, as a percentage of NER, decreased by 6.0% to 4.4% in the three-month period ended June 30, 2005 from 10.4% in the same period in 2004. Misappropriation loss and investigation and related costs, net are treated as corporate overhead costs, and as such, are allocated to each respective segment. The allocation is based on the segments’ proportionate share of general and administrative (“G&A”) costs to total Company G&A costs.

All segments experienced a decrease in operating income before misappropriation loss and investigation related costs net, as a percentage of NER, in the three month period ending June 30, 2005 as compared to the same period in 2004. These decreases were primarily due to decreased chargeability. When we experienced a decrease in chargeability, we are billing less to our customers thereby, reducing our profit margin.

Costs

Costs consist principally of direct salaries that are chargeable to clients and overhead and general and administrative expenses.

Direct Salaries and Direct Costs

	Three Months Ended June 30,
(Dollars in thousands)	2005	% of NER	2004	% of NER
Transportation Services	$14,435	37.9%	$12,757	37.8%
Construction Management	7,304	40.8%	6,175	42.4%
Civil Engineering	6,638	37.5%	5,928	37.1%
Environmental Services	8,649	35.5%	7,609	34.6%

Total Direct Salaries and Direct Costs	$37,026	37.8%	$32,469	37.6%

Direct salaries and direct costs were $37.0 million for the three-month period ended June 30, 2005, as compared to $32.5 million for the same period in 2004, representing an increase of 14%. This increase is directly related to the increase in engineering fees and chargeability. As a percentage of NER, direct salaries and direct costs increased slightly by 0.2% to 37.8% for the three-month period ended June 30, 2005 from 37.6% in the same period in 2004.

Direct salaries and direct costs in the Civil Engineering segment increased 12%, and as a percentage of NER, direct salaries and direct costs increased by 0.4% to 37.5% in the three-month period ended June 30, 2005 from 37.1% in the same period in 2004. The increase is due to growth in the Southern California region as a result of new projects, and coupled with the addition of experienced and technical staff working with existing clients, such as the Department of Defense.

Direct salaries and direct costs in the Transportation Services segment increased 13.2%, and as a percentage of NER, direct salaries and direct costs increased by 0.1% to 37.9% in the three-month period ended June 30, 2005 from 37.8% in the same period in 2004. The slight increase reflects growth in engineering fees and improvements in chargeability from the Triline and WKA acquisitions, as previously explained.

Direct salaries and direct costs in the Construction Management segment increased 18.3%, and as a percentage of NER, direct salaries decreased by 1.6% to 40.8% in the three-month period ended June 30, 2005 from 42.4% in the same period in 2004. This decrease is due to significant growth in the Central and Western United States as a result of new projects with both new and existing clients, and the addition of experienced staff for work with existing clients, such as the TTA and the Arkansas Department of Transportation.

Direct salaries and direct costs in the Environmental Services segment increased 13.7%, and as a percentage of NER, direct salaries increased by 0.9% to 35.5% in the three-month period ended June 30, 2005 from 34.6% in the same period in 2004. The increase reflects the increase in additional technical staff from the LWC acquisition.

Indirect Salaries and General and Administrative Costs

The other component of costs is indirect costs, which include indirect salaries, and general and administrative costs.

	Three Months Ended June 30,
(Dollars in thousands)	2005	% of NER	2004	% of NER
Transportation Services	$7,246	19.0%	$6,724	19.9%
Construction Management	2,746	15.4%	2,094	14.4%
Civil Engineering	4,091	23.1%	3,103	19.4%
Environmental Services	5,098	21.0%	4,429	20.1%

Total Indirect Salaries	$19,181	19.6%	$16,350	18.9%

Indirect salaries increased 17.3% to $19.2 million during the three-month period ended June 30, 2005 from $16.4 million in the same period in 2004. Indirect salaries as a percentage of NER increased by 0.7% to 19.6% in the three-month period ended June 30, 2005 from 18.9% in the same period in 2004.

Indirect salaries for the Transportation Services segment increased 7.8% to $7.2 million in the three-month period ended June 30, 2005 from $6.7 million in the same period in 2004. As a percentage of NER, indirect salaries decreased by 0.9% to 19% in the three-month period ended June 30, 2005 from 19.9% in the same period in 2004. This decrease is due to improvements in chargeability from acquisitions and growth in TTA projects.

Indirect salaries for the Civil Engineering segment increased 31.8% to $4.1 million in the three-month period ended June 30, 2005 from $3.1 million for the same period in 2004. As a percentage of NER, indirect salaries increased by 3.7% to 23.1% in the three-month period ended June 30, 2005 from 19.4% in the same period in 2004. This increase is due to additional spending in marketing and business development.

The Construction Management segment experienced an increase in indirect salaries of 31.1% to $2.7 million in the three-month period ended June 30, 2005 from $2.1 million in the same period in 2004. As a percentage of NER, indirect salaries increased by 1% to 15.4% in the three-month period ended June 30, 2005 as compared to 14.4% in the same period in 2004. This increase is attributable to delays in the commencement of certain projects and the opening of new offices to support new business initiatives in the East Region.

The Environmental Services segment experienced an increase in indirect salaries of 15.1% to $5.1 million in the three-month period ended June 30, 2005 from $4.4 million in the same period in 2004. As a percentage of NER, indirect salaries increased by 0.9% to 21% in the three-month period ended in June 30, 2005 as compared to 20.1% in the same period in 2004. This increase is due to increased focus in marketing and business development for this segment.

	Three Months Ended June 30,
	2005	% of NER	2004	% of NER
(Dollars in thousands)
Transportation Services	$14,364	37.7%	$11,148	33.0%
Construction Management	6,262	35.0%	4,620	31.7%
Civil Engineering	7,791	44.1%	5,262	32.9%
Environmental Services	9,081	37.3%	7,490	34.1%

Total General & Administrative Costs	$37,498	38.3%	$28,520	33.1%

General and administrative (“G&A”) costs increased 31.5%, to $37.5 million for the three-month period ended June 30, 2005 from $28.5 million in the same period in 2004. G&A, as a percentage of NER, increased by 5.2% to 38.3% in the three-month period ended June 30, 2005 from 33.1% in the same period in 2004.

All segments experienced increases in G&A as a percentage of NER for the three-month period ended June 30, 2005 as compared to the same period in 2004.

Misappropriation Loss and Investigation and Related Costs

As described elsewhere in this Form 10-Q, we have recorded $1.6 million in adjustments to disclose the effect of the misappropriations of company assets (previously concealed and included in general and administrative costs for fiscal year 2004) for the three-month period ended June 30, 2004. During the three months ended June 30, 2005, we also recorded a gain from recovered assets totaling $14.5 million. Additionally, for the three-month period ended June 30, 2005, we incurred approximately $1.5 million in costs to investigate and quantify the impact of the embezzlement, and in costs related to the recovery and maintenance of certain assets. The investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of G&A costs to total Company G&A costs.

Nine months Ended June 30, 2005 Compared to Nine months Ended June 30, 2004

Engineering Fees

	Nine Months Ended June 30,
	2005	2004	$ Change	% Change
(Dollars in thousands)
Transportation Services	$144,951	$129,226	$15,725	12.2%
Construction Management	62,960	55,110	7,850	14.2%
Civil Engineering	85,392	56,742	28,650	50.5%
Environmental Services	82,033	81,173	860	1.1%

Total Engineering Fees	$375,336	$322,251	$53,085	16.5%

Engineering fees for the nine-month period ended June 30, 2005, were $375.3 million compared to $322.3 million in the same period in 2004, representing a 16.5% increase. Substantially all of the increase was in the Civil Engineering, Construction Management and Transportation Services segments.

Engineering fees from Civil Engineering services increased 50.5% to $85.4 million in the nine-month period ended June 30, 2005 from $56.7 million in the same period in 2004. The increase is primarily due to continued growth in our homeland security programs, and continued work related to the 2004 hurricanes in Florida. Civil Engineering is also benefiting from a strong local economy in Southern California, driving significant growth in that region. Engineering fees in the Civil Engineering segment also increased due to the acquisition of Croslin on October 1, 2004. Engineering fees from Croslin, following the acquisition, amounted to approximately $1.8 million in the nine-month period ended June 30, 2005.

In the Transportation Services segment, engineering fees increased 12.2% to $145 million in the nine-month period ended June 30, 2005 from $129.2 million in the same period in 2004. This increase is primarily due to growth in the TTA projects and the acquisitions of Triline and WKA. Engineering fees from Triline and WKA, following their acquisitions, were $3.9 million and $4.9 million, respectively, during the nine-month period ended June 30, 2005.

Engineering fees from our Construction Management segment increased 14.2% to $63 million in the nine-month period ended June 30, 2005 from $55.1 million in the same period in 2004. The increase in our Construction Management engineering fees relates primarily to several large projects with existing clients including several state departments of transportation. The biggest growth arose out of an acceleration of TTA projects. TTA work required the addition of more than 100 full time technical employees. We were awarded the program to manage $800 million in turnpike construction management, but plans had to be developed before our work could begin. Due to efforts by our Right of Way and Utility teams, the projects began six months early, resulting in the construction management staff growth over previous years. The Construction Management segment also benefited from the disaster response projects that resulted from the hurricanes that hit Florida in 2004.

Engineering fees in our Environmental Services segment experienced a modest growth of 1.1% to $82 million for the nine-month period ended June 30, 2005 from $81.2 million in the same period in 2004. The increase is primarily attributable to the acquisition of LWC, acquired in March 2005. Engineering fees from the LWC acquisition, following the acquisition, were approximately $1.6 million for the nine-month period ended June 30, 2005. In addition, our environmental service’s engineering fees were negatively impacted by the winding down of a large FEMA project, offset by increased organic growth to replace these engineering fees. This organic growth was primarily driven by the segment’s increased focus on marketing and business development.

Net Earned Revenue

	Nine Months Ended June 30,
	2005	2004	$ Change	% Change
(Dollars in thousands)
Transportation Services	$110,909	$97,719	$13,190	13.5%
Construction Management	49,093	41,058	8,035	19.6%
Civil Engineering	59,359	48,908	10,451	21.4%
Environmental Services	67,371	65,448	1,923	2.9%

Total Net Earned Revenues	$286,732	$253,133	$33,599	13.3%

Net earned revenue was $286.7 million for the nine-month period ended June 30, 2005 as compared to $253.1 million in the same period in 2004, representing an increase of 13.3%. This increase was directly related to the increase in total engineering fees.

	Nine Months Ended June 30,
	2005	% of NER	2004	% of NER
(Dollars in thousands)
Transportation Services	$34,042	30.7%	$31,507	32.2%
Construction Management	13,867	28.2%	14,052	34.2%
Civil Engineering	26,033	43.9%	7,834	16.0%
Environmental Services	14,662	21.8%	15,725	24.0%

Total Direct Reimbursable Expenses	$88,604	30.9%	$69,118	27.3%

In addition, the change in our NER is affected by the fluctuation in our direct reimbursable expenses. Direct reimbursable expenses is primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints and equipment where the Company is responsible for procurement and management of such cost components on behalf of the Company’s clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up. As a percentage of NER, direct reimbursable expenses increased by 3.6% to 30.9% for the nine-month period ended June 30, 2005 from 27.3% in the same period in 2004. This increase was driven in its entirety by the Civil Engineering segment

In the Civil Engineering segment direct reimbursable expenses as a percentage of NER increased by 27.9% to 43.9% for the nine-month period ended June 30, 2005 from 16% in the same period in 2004. The increase was due to the large disaster response projects related to the Florida hurricanes and Southern California fires which required significant amount of cost for travel and lodging for the hundreds of employees overseeing debris removal in the areas affected by the disasters. In addition, sub-consultants were used to perform some of the work, adding to the direct expense cost.

In our Construction Management segment, direct reimbursable expenses as a percentage of NER decreased by 6% to 28.2% in the nine-month period ended June 30, 2005 from 34.2% in the same period in 2004. The decrease was primarily due to several projects in the Central Region shifting from direct reimbursable projects to increased cost plus projects, reducing the total direct expense. Also, an increase in lump sum contracts in the Southeast region has reduced direct reimbursable expenses overall.

In our Transportation Services segment, direct reimbursable expenses as a percentage of NER decreased by 1.5% to 30.7% for the nine-month period ended June 30, 2005 from 32.2% in the same period in 2004. The decrease was primarily due to the TriLine and WKA acquisitions having a greater impact on total engineering fees and NER. TriLine and WKA perform market niche engineering services, relying primarily on internal resources and expertise rather than the use of sub-consultants. As a result, total engineering fees grew at a faster rate than direct reimbursable expenses.

The Environmental segment experienced a decrease in direct reimbursable expenses as a percentage of NER of 2.2% to 21.8% in the nine-month period ended June 30, 2005 from 24% in the same period in 2004. The decrease was due to a return to normal direct expense spending in the nine-month period ended June 30, 2005, as compared to the same period in 2004. In 2004, direct reimbursable expenses were larger than normal due to a video inspection sub-consultant that we utilized to assist us with the beginning stages of a job in California. Since then, the volume of video work has decreased, thereby reducing our direct reimbursable expenses in this segment.

Operating Income

	Nine Months Ended June 30,
	2004	% of NER	2003	% of NER
(Dollars in thousands)	(Restated)		(Restated)
Transportation Services	$14,548	13.1%	$6,997	7.2%
Construction Management	5,743	11.7%	3,223	7.8%
Civil Engineering	4,716	7.9%	2,247	4.6%
Environmental Services	6,585	9.8%	4,237	6.5%

Total Operating Income	$31,592	11.0%	$16,704	6.6%

Misappropriation Loss (Recoveries) and Investigation and Related Costs, net	(9,273)	-3.2%	3,360	1.3%

Total Operating Income before Misappropriation Loss and Investigation and Related Costs, net	$22,319	7.8%	$20,064	7.9%

Operating income was $31.6 million in the nine-month period ended June 30, 2005 as compared to $16.7 million in the same period in 2004 representing an increase of 89%. The increase in total operating income is primarily the result of a $10.4 million gain from recovered assets, offset by $3.6 million misappropriation loss and $1.6 million in investigation related costs. All segments had increases in operating income in the three-month period ended June 30, 2005 as compared to the same period in 2004. Operating income, as a percentage of NER, increased by 4.4% to 11.0% in the nine-month period ended June 30, 2005 from 6.6% in the same period in 2004. All segments, also experienced increases in operating income as a % of NER, in the nine-month period ended June 30, 2005 as compared to the same period in 2004.

We believe that operating income before misappropriation loss and investigation and related costs is a useful measure in evaluating our results of operations because the misappropriation loss, recoveries and investigation and related costs are unusual items which do not reflect the costs or revenues of our provision of services in the given year. While the misappropriation occurred over a long period, the recoveries and investigation costs are realized when recovered or incurred and not in relation to the period when the misappropriation occurred. We believe this measure is helpful for us and for our investors to evaluate the results of our operations and make comparisons between periods.

Operating income before misappropriation loss and investigation and related costs, net was $22.3 million for the nine-month period ending June 30, 2005 as compared to $20.1 million for the same period in 2004, representing an increase of 11.2%. Operating income before misappropriation loss and related costs, net, as a percentage of NER, decreased by 0.1% to 7.8% in the nine-month period ended June 30, 2005 from 7.9% in the nine-month period ending June 30, 2005. Misappropriation loss and investigation and related costs, net are treated as corporate overhead costs, and as such, are allocated to each respective segment. The allocation is based on the segments’ proportionate share of general and administrative (“G&A”) costs to total Company G&A costs.

Transportation Services and Construction Management Services experienced increases in operating income before misappropriation loss and investigation related costs, net, as a percentage of NER in the nine-month period ended June 30, 2005 as compared to the same period in 2004. These increases were driven by improvements in engineering fees and chargeability, primarily due to the large disaster response projects and increases in work volume with DOTs as a result of increased funding sources available to the states. As explained previously as chargeability improves or increases, we are able to build more of our labor costs to clients, thereby, improving our profit margin. The Civil Engineering and Environmental Services experienced a decrease in operating income before misappropriation loss (recoveries) and related costs, net, as a percentage of NER in the nine-month period ended June 30, 2005 as compared to the same period in 2004. These decreases were primarily due to decreased chargeability. When we experienced a decrease in chargeability, we are billing less to our customers, thereby reducing our profit margin.

Costs

Costs consist principally of direct salaries that are chargeable to clients and overhead and general and administrative expenses.

Direct Salaries and Direct Costs

	Nine Months Ended June 30,
	2005	% of NER	2004	% of NER
(Dollars in thousands)
Transportation Services	$41,890	37.8%	$36,455	37.3%
Construction Management	20,305	41.4%	17,229	42.0%
Civil Engineering	22,433	37.8%	17,963	36.7%
Environmental Services	23,738	35.2%	22,536	34.4%

Total Direct Salaries and Direct Costs	$108,366	37.8%	$94,183	37.2%

Direct salaries and direct costs were $108.4 million for the nine-month period ended June 30, 2005, as compared to $94.2 million in the same period in 2004, representing an increase of 15.1%. This increase is directly related to the increase in engineering fees and chargeability. As a percentage of NER, Direct salaries and direct costs increased by 0.6% to 37.8% for the nine-month period ended June 30, 2005 from 37.2% in the same period in 2004.

Direct salaries and direct costs in the Civil Engineering segment increased 24.9% to $22.4 million for the nine-month period ended June 30, 2005 from $18 million in the same period in 2004. As a percentage of NER, Direct salaries and direct costs increased by 1.1% to 37.8% for the nine-month period ended June 30, 2005 from 36.7% in the same period in 2004. The increase was due to growth in the Southern California region as a result of new projects, and coupled with the addition of experienced and technical staff working with existing clients, such as the Department of Defense.

Direct salaries and direct costs in the Transportation Services segment increased 14.9% to $41.9 million for the nine-month period ended June 30, 2005 from $36.5 million in the same period in 2004. As a percentage of NER, direct salaries and direct costs increased by 0.5% to 37.8% for the nine-month period ended June 30, 2005 from 37.3% in the same period in 2004. The increase was due to the overall growth from the Triline and WKA acquisitions, as previously explained.

Direct salaries and direct costs in the Construction Management segment increased 17.9% to $20.3 million for the nine-month period ended June 30, 2005 from $17.2 million in the same period in 2004. As a percentage of NER, direct salaries and direct costs decreased by 0.6% to 41.4% for the nine-month period ended June 30, 2005 from 42% in the same period in 2004. This decrease was due to increased chargeability and increased profitability from an acceleration of TxDOT projects and various transportation projects in Florida. The latter stages of these projects required full technical staff, plus temporary technical help as well as significant amounts of overtime.

Direct salaries and direct costs in the Environmental Services segment increased 5.3% to $23.7 million for the nine-month period ended June 30, 2005 from $22.5 million in the same period in 2004. As a percentage of NER, Direct salaries and direct costs increased by 0.8% to 35.2% for the nine-month period ended June 30, 2005 from 34.4% in the same period in 2004. The increase in direct salaries and direct costs as a percentage of NER was due primarily to the additional technical staff acquired from the LWC acquisition.

Indirect Salaries and General and Administrative Costs

The other component of costs is indirect costs, which include indirect salaries, and general and administrative costs.

	Nine Months Ended June 30,
	2005	% of NER	2004	% of NER
(Dollars in thousands)
Transportation Services	$21,287	19.2%	$20,204	20.7%
Construction Management	8,163	16.6%	6,366	15.5%
Civil Engineering	12,032	20.3%	9,559	19.5%
Environmental Services	15,544	23.1%	14,594	22.3%

Total Indirect Salaries	$57,026	19.9%	$50,723	20.0%

Indirect salaries increased 12.4% to $57 million during the nine-month period ended June 30, 2005 from $50.7 million in the same period in 2004. Indirect salaries, as a percentage of NER, decreased by 0.1% to 19.9% for the nine-month period ended June 30, 2005 from 20% in the same period in 2004.

The Transportation Services segment experienced an increase in indirect salaries of 5.4% to $21.3 million for the nine-month period ended June 30, 2005 from $20.2 million in the same period in 2004. As a percentage of NER, indirect salaries decreased by 1.5% to 19.2% for the nine-month period ended June 30, 2005 from 20.7% in the same period in 2004. The decrease in indirect salaries as a percentage of NER is due to an increase in chargeability from new projects with the TxDOT and acquisitions, as previously explained. As chargeability increases, and as more of the technical staff’s time worked is being charged back to clients, direct salaries increases and indirect salaries decreases.

The Civil Engineering segment experienced an increase in indirect salaries of 25.9% to $12 million for the nine-month period ended June 30, 2005 from $9.6 million in the same period in 2004. As a percentage of NER, indirect salaries increased by 0.8% to 20.3% for the nine-month period ended June 30, 2005 from 19.5% in the same period in 2004. This increase was due to focus on marketing and business development and increase use of sub consultants on certain projects.

The Construction Management segment experienced an increase in indirect salaries of 28.2% to $8.2 million for the nine-month period ended June 30, 2005 from $6.4 million in the same period in 2004. As a percentage of NER, indirect salaries increased by 1.1% to 16.6% for the nine-month period ended June 30, 2005 from 15.5% in the same period in 2004. The primary result of this increase is attributable to delays in the commencement of certain projects and the opening of new offices to support new business initiatives in the east region.

Indirect salaries in our Environmental Services segment increased by 6.5% to $15.5 million for the nine-month period ended June 30, 2005 from $14.6 million in the same period in 2004. Indirect salaries, as a percentage of NER increased by 0.8% to 23.1% for the nine-month period ended June 30, 2005 from 22.3% in the same period in 2004. The increase was due to additional time spent on business development.

	Nine Months Ended June 30,
	2005	% of NER	2004	% of NER
(Dollars in thousands)
Transportation Services	$36,615	33.0%	$32,813	33.6%
Construction Management	16,419	33.4%	13,717	33.4%
Civil Engineering	22,262	37.5%	18,436	37.7%
Environmental Services	23,725	35.2%	23,197	35.4%

Total General & Administrative Costs	$99,021	34.5%	$88,163	34.8%

G&A costs increased 11%, to $99.0 million for the nine-month period ended June 30, 2005 from $88.2 million during same period in 2004. G&A as a percentage of NER decreased by 0.3% to 34.5% for the nine-month period ended June 30, 2005 as compared to 34.8% in the same period in 2004.

All segments experienced decreases in G&A as a percentage of NER for the nine-month period ended June 30, 2005 as compared to the same period in 2004. The decreases are primarily due to larger increases in engineering fees and profitability in proportion to the growth of G&A costs in each segment.

Misappropriation Loss and Investigation and Related Costs

As described elsewhere in this Form 10-Q, we have recorded $3.6 million and $3.4 million in adjustments to disclose the effect of the misappropriations of Company assets (previously concealed and included in G&A for fiscal year 2004) during the nine months ended June 30, 2005 and 2004, respectively. During the nine months ended June 30, 2005, we also recorded a gain from recovered assets totaling $14.5 million, resulting in a net misappropriation gain of $10.9 million for the nine months ended June 30, 2005. Additionally, for the nine-month ended June 30, 2005, we incurred approximately $1.6 million in costs to investigate and quantify the impact of the embezzlement, and in costs related to the recovery and maintenance of certain assets. The investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of G&A costs to total Company G&A costs.

Income Taxes

The income tax provisions were $7.7 million and $3.4 million and $13.4 million and $7.7 million, or effective tax rates of 45.4% and 48.3% and 44.2% and 48.3%, for the three and nine-month periods ended June 30, 2005 and 2004, respectively.

For the past several years, the Company has generated research and development tax credits related to certain qualifying costs. The qualifying costs relate primarily to the Company’s project costs which management believes involved technical uncertainty. These research and development costs were incurred by the Company in the course of providing services generally under long-term client projects, thereby creating costs associated with recognizable revenue under the project. Because the Company has been unable to utilize the entire amount of research and development tax credits it has generated each year, the condensed consolidated balance sheets reflect a deferred tax asset of $4.2 million and $6.2 million ($1.7 million and $2.5 million net of a corresponding valuation allowance of $2.5 million and $3.7 million) as of June 30, 2005 and September 30, 2004, respectively, for the unused credit carry forwards. The credits will expire beginning 2017 through 2022.

The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Significant judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, it believes that certain positions, if challenged, will likely be resolved unfavorably to us. These reserves are adjusted in light of changing facts and circumstances, such as the progress of a tax audit or current developments in tax law. The Company’s annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome or the timing of resolution of any particular matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Resolution of the tax contingencies would be recognized as an increase or decrease to the Company’s tax rate in the period of resolution.

2. Financial Condition and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $19.3 million for the nine months ended June 30, 2005 as compared to net cash provided by operating activities of $22.1 million for the same period in 2004. The decrease is primarily a result in increased gains from shares and assets recovered and accounts receivable, partially offset by an increase in net income.

Approximately 80% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contracts. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. Unbilled fees decreased 2.2%, to $65.7 million at June 30, 2005 from $67.2 million at September 30, 2004. The number of days outstanding for unbilled fees was 36 days and 41 days at June 30, 2005 and September 30, 2004, respectively. By comparison, according to PSMJ Resources, Inc., the average days outstanding for unbilled fees for design firms of a comparable size was 27.9 days in 2004 and 29.7 days in 2003.

Accounts receivable increased 12%, to $67.6 million at June 30, 2005, from $60.4 million at September 30, 2004 primarily due to the growth in Engineering fees. The allowance for doubtful accounts remained the same at $1.1 million for September 30, 2004 and June 30, 2005. The number of day’s sales outstanding for accounts receivable was approximately 42 days and 47 days at June 30, 2004 and September 30, 2004, respectively. According to PSMJ Resources, Inc. the average days sales accounts receivables for design firms of comparable size to us was 75.1 days in 2004 and 66.5 days in 2003.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $8.4 million and $12.8 million for the nine months ended June 30, 2005 and June 30, 2004, respectively. Investing activity was primarily related to fixed asset purchases, such as survey equipment, computer equipment, furniture and leasehold improvements. On October 1, 2004 we acquired 100% of the stock of Croslin and Associates, Inc. for a purchase price of $727,000, net of cash acquired, comprised of $397,000 in cash, $30,000 held in escrow and 11,111 shares of the Company’s common stock valued at $300,000.

On February 1, 2005, the Company acquired 100% of the stock of LWC for a purchase price of $1,337,000, net of cash acquired of $13,000, comprised of $323,000 in cash, $100,000 held in escrow and 33,862 shares of the Company’s common stock valued at $914,000.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2005 was $3.9 million, as compared to net cash provided by financing activities of $9.5 million for the same period in 2004. The decrease in cash provided by financing activities is attributable to a decrease in net borrowings under or line of credit of $4.2 million and a decrease in the net purchase of common stock of $1.0 million. Initial borrowings were used to pay bonuses and the discretionary contribution to our profit sharing plan.

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

The interest rate (3.84% and 2.34% at June 30, 2005 and September 30, 2004, respectively) on the revolving line of credit ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 and 3.0. The amounts outstanding under the revolving line of credit were $0.4 million and $0 as of June 30, 2005 and September 30, 2004, respectively. The increase in the line of credit was directly related to the reduction in accounts payable and the payment of employee bonuses and the discretionary contribution to our profit sharing plan related to fiscal year 2004, offset by repayment of $9.1 million of borrowing under our revolving line of credit.

On March 19, 2001, we entered into a mortgage note of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the note is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the note on March 16, 2011. The effective interest rate on the mortgage note was 3.99% and 2.49% at June 30, 2005 and September 30, 2004, respectively. The mortgage note is collateralized by our office building located in Orlando, Florida. We use an interest rate swap agreement in order to minimize the adverse impact of the floating interest rate characteristics of the Company’s long term debt obligations. The interest rate swap converts the floating interest rate on the note payable to a fixed rate of 6.28%. On March 16, 2006, the Company’s swap expired. Our adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of 0.65%. We do not anticipate entering into any additional swap agreements.

Our capital expenditures are generally for purchases of property and equipment. The Company spent $6.0 million and $7.4 million on such expenditures for the nine months ended June 30, 2005 and 2004, respectively.

A stock offering usually takes place on an annual basis for a one week period during the month of March. The Company suspended the stock offering window for March 2005 and 2006 until the final impact of the restatement of the Company’s condensed consolidated financial statements is determined. Once the final impact is determined, and the related adjustments are recorded, the Company will likely resume the stock offering in fiscal 2007. During this offering, shares of the Company’s common stock available for sale to all full time employees of the Company, pursuant to The PBSJ Corporation Stock Ownership

We believe that our existing financial resources, together with our cash flow from operations and availability under our revolving line of credit, will provide sufficient capital to fund our operations for fiscal year 2005 and beyond.

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

In December 2004, the FASB issued FSP FAS 109-1, (“FSP 109”) “Application of FASB Statement No. 109, (“SFAS 109”), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. FSP 109 clarifies that the deduction should be accounted for as a special deduction under SFAS 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. FSP 109 is effective for us beginning fiscal 2005. The adoption of FSP 109 did not have a material impact on our financial results.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which replaced FIN 46. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. We are required to adopt FIN 46R immediately for entities created after December 31, 2003 and at the beginning of fiscal 2007 for all other entities. Although we have not completed our final evaluation of FIN 46R, the adoption is not expected to have a material impact on our results of operations, financial condition or cash flows

5. Critical Accounting Policies

For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended September 30, 2005 which is being filed simultaneously with this Form 10-Q.

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

The interest rate (3.84% and 2.34% at June 30, 2005 and September 30, 2004, respectively) on our revolving line of credit and term loan ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The Company mitigates interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit or term loan. As of September 30, 2004, the fair value of the debt approximates the outstanding principal balance.

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

As of the end of the period covered by the company’s form 10Q, the Company carried out an evaluation, under the supervision and with the participation of the Audit Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). The Chief Executive Officer and Chief Financial Officer originally concluded that the Company’s disclosure controls and procedures were effective: however, because of the material weaknesses discussed below, management has reconsidered and contemporaneously concluded that their conclusion should have been ineffective. In light of the material weaknesses described below, the Company performed additional procedures to ensure that the condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this form 10Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Material Weakness in Internal Control Over Financial Reporting

A material weakness (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No.2) is a control deficiency, or combinations of control deficiencies, that results in more than a remote risk that a material misstatement in our annual or interim financial statements will not be prevented or detected. The Company identified the following material weaknesses:

1) Entity-Level Controls

The Company did not design and maintain effective entity-level controls as defined in the Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). These deficiencies related to each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring). Specifically:

•	The Company did not design or maintain an effective control environment that fully emphasized the establishment of adherence to effective internal controls over financial reporting throughout the Company’s management and the organization. The Company did not maintain the appropriate tone at the top and did not give special consideration to the risk of management override of internal controls, including the review and approval of journal entries. This material weakness, among others described below, resulted in the restatement of the Company’s consolidated financial statements for the years ended September 30, 2004 and 2003, the unaudited condensed consolidated financial statements for each of the fiscal quarters during those years and for the fiscal quarter ended December 31, 2004, and significant audit adjustments to the consolidated financial statements for the year ended September 30, 2005, and each of the fiscal quarters during 2005.

•	The Company did not conduct a fraud risk assessment to consider the risk of material misstatements due to fraud, giving consideration to potential fraud schemes, or other internal or external factors such as pressures or incentives affecting the Company. This material weakness created an environment where financial statement fraud and the misappropriation of the Company’s assets occurred that were material to the consolidated financial statements and remained undetected for a significant period of time.

•	The Company did not maintain antifraud control activities or controls to deter the misappropriation of the Company’s assets which resulted in material misstatements of the consolidated financial statements. The Company’s controls to prevent and detect management override of control activities were not adequate to prevent such activities from occurring. Additionally, the Company did not maintain the appropriate security controls or access limitation controls to the Company’s accounting system.

•	The Company did not adequately communicate to all employees of the organization information regarding the importance of internal controls over financial reporting and employees’ duties and responsibilities.

•	The Company did not maintain appropriate monitoring controls such as procedures to ensure periodic evaluations of internal controls to obtain evidence that controls were operating effectively. The Company did not maintain effective controls to ensure there was adequate monitoring and oversight of the work performed by the accounting and financial reporting personnel to ensure the accuracy and completeness of the consolidated financial statements.

•	The Company did not have a sufficient number of personnel with an appropriate level of accounting knowledge, experience, and training in the application of accounting principles generally accepted in the United States of America (“US GAAP”), along with the financial reporting requirements of the United States Securities and Exchange Commission. The Company did not maintain the appropriate number of personnel in the internal audit department given the size and complexity of the Company’s transactions.

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

The Company did not maintain effective controls to ensure the identification and appropriate accounting for its defined benefit plans; specifically, the obligations under such defined benefit plans were not determined on an actuarial basis. This resulted in a material misstatement to the Company’s 2004 consolidated financial statements by an overstatement of general and administrative expense, an understatement of the deferred compensation liability, an understatement of intangible assets, and an understatement of other comprehensive loss.

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

10) Inadequate Computer Access Controls

The Company’s computer security access controls were not operating effectively, allowing for the unauthorized access of the accounting system by the information technology department. This condition allowed former Company personnel to post fictitious journal entries, as well as to delete and manipulate the Company’s accounting records, which actions permitted the concealment of the misappropriation of the Company’s assets.

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

Except as described above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2005, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

.

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

The Company determined corrected overhead rates considering the impact of the misappropriations and considering the impact of additional errors identified. The Company has also recorded a related reduction in revenue, an increase in interest expense and a corresponding liability in each relevant year in its restated financial statements

In July 2006, we entered into a settlement agreement with the State of Texas, Department of Transportation which resolves all claims that the State of Texas may have had against us for overpayments related to the restatement of overhead rates on billings on or before April 30, 2006 under contracts with that agency based on our payment of approximately $5.4 million and provides for the determination of the appropriate overhead rate for billings after April 30, 2006. In November 2006, we entered into a settlement agreement with the Florida Department of Transportation which resolves all claims that agency may have had against us for the overstatement of rates on billings through September 30, 2005 (and with respect to cost contracts through September 30, 2006) under our contracts with them based on our payment of approximately $12.5 million. This settlement agreement also provides for the determination of the appropriate overhead rate for fiscal year 2006 billings under fixed price contracts.

In January 2007, we reached a settlement agreement with the Department of Justice, Civil Division on behalf of it and all other federal agencies with which we have contracts to resolve all federal claims including claims under the Federal Civil False Claims Act, related to the overstatements of overhead rates on our contracts with federal agencies. The agreement requires approximately $6.5 million of reimbursement payments for all contract amounts through September 30, 2005. We are in discussions with our remaining government clients to enter into settlement agreements in order to satisfy any refund obligations. We currently expect that these payments will not exceed our reserves.

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

In an effort to recover assets that were misappropriated, the Company has instituted lawsuits against certain persons who received money from one or more of the participants in the embezzlement scheme. The Company continues to incur costs associated with such lawsuits, and there is no guarantee that the Company may not prevail in these lawsuits. In the event that the Company does prevail, the Company may not actually recover assets from the persons who were sued by the Company.

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

In this Report we have restated our previously issued consolidated financial statements to reflect certain accounting adjustments. The restatements related to (i) overstatement of engineering fees resulting from incorrect overhead rates (ii) adjusting entries needed to correct concealing entries made in connection with the misappropriation, (iii) recognition of rent expenses, (iv) classification of leases as operating instead of capital leases and the timing of expense recognition in connection therewith, (v) the recognition of expenses in the appropriate accounting period, (vi) the accounting for post-employment benefit plans, (vii) accrued wages, (viii) billings in excess of cost correction and (ix) classification errors.

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

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
1st Quarter	130,973	26.81	—	—
2nd Quarter	183,536	27.00	—	—
3rd Quarter	162,107	27.00

Total	476,616	26.95	—	—

(1)	During fiscal 2005, any stock repurchases totaling more than $300,000 were paid to employees at 90% of the total value in cash, and 10% of total value by delivery of a promissory note.

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