Form 10-Q
period 2005-12-31
PBSJ CORP /FL/
filed 2007-05-25
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

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

As of April 30, 2007 there were 6,668,606 shares of Common Stock, $.00067 par value per share, outstanding. There is no public trading market for the registrant’s common stock.

THE PBSJ CORPORATION

Form 10-Q

For the Quarterly Period Ended December 31, 2005

PART 1 FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PBSJ CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(Amounts in thousands, except shares and per share amounts)	December 31, 2005	September 30, 2005
Assets
Current Assets:
Cash and cash equivalents	$7,508	$22,556
Marketable securities at fair value	650	636
Accounts receivable, net	70,726	67,493
Unbilled fees	65,551	69,658
Assets held for sale	8,859	9,289
Shareholder subscription receivable	—	4,276
Other current assets	6,727	2,039

Total current assets	160,021	175,947
Property and equipment, net	36,501	36,741
Cash surrender value of life insurance	9,260	9,602
Deferred income taxes	9,595	4,817
Goodwill	17,777	17,736
Intangible assets, net	1,470	1,820
Other assets	1,295	4,984

Total assets	$235,919	$251,647

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$59,461	$84,223
Liabilities related to assets held for sale	4,606	4,627
Accrued reimbursement liability	35,341	34,772
Current portion of long-term debt	460	408
Current portion of capital leases	274	341
Accrued vacation	8,591	10,163
Billings in excess of costs	3,668	3,339
Deferred income taxes	23,058	7,568

Total current liabilities	135,459	145,441
Long-term debt, less current portion	7,297	7,425
Capital leases, less current portion	628	512
Deferred compensation	12,209	11,994
Other liabilities	6,795	8,443

Total liabilities	162,388	173,815

Stockholders’ Equity:
Common stock, par value $0.00067, 15,000,000 shares authorized, 7,435,373 and 7,720,527 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively	5	5
Retained earnings	78,578	82,991
Accumulated other comprehensive loss	(1,938)	(1,957)
Unearned compensation and other	(3,114)	(3,207)

Total stockholders’ equity	73,531	77,832

Total liabilities and stockholders’ equity	$235,919	$251,647

The accompanying notes are an integral part of these condensed consolidated financial statements

THE PBSJ CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
(Amounts in thousands, except per share amounts)	2005	2004
Earned revenues:
Engineering fees	$128,466	$127,617
Direct reimbursable expenses	23,774	35,126

Net earned revenues	104,692	92,491

Costs and expenses:
Direct salaries and direct costs	37,304	34,994
General and administrative expenses, including indirect salaries	56,407	47,841
Misappropriation loss (recoveries), net	(1,298)	1,954
Investigation and related costs	4,780	—

Total costs and expenses	97,193	84,789

Operating income	7,499	7,702
Other income (expenses):
Interest expense	(473)	(515)
Other, net	136	55

Total other income (expenses)	(337)	(460)

Income before income taxes	7,162	7,242
Provision for income taxes	3,634	3,097

Net income	$3,528	$4,145

Net income per share:
Basic	$0.50	$0.56

Diluted	$0.47	$0.53

Weighted average shares outstanding:
Basic	7,007	7,381

Diluted	7,481	7,835

The accompanying notes are an integral part of these condensed consolidated financial statements

THE PBSJ CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
(Dollars in thousands)	2005	2004
Cash flows from operating activities:
Net income	$3,528	$4,145
Adjustments to reconcile net income to net cash (used in) operating activities:
(Increase) decrease in cash surrender value of life insurance	426	(160)
Depreciation and amortization	2,637	2,468
Gain on sale of property and equipment	(12)	(12)
Provision for bad debt and unbillable amounts	154	1
Provision for deferred income taxes	10,699	4,422
Provision for and amortization of deferred compensation	427	406
Change in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(3,387)	(12,750)
Decrease in unbilled fees and billings in excess of costs	4,436	4,762
Increase in assets held for sale	4,165	—
Increase in other current assets	(4,688)	(4,267)
Increase (decrease) in other assets	(45)	(288)
Decrease in accounts payable and accrued expenses	(25,508)	(15,742)
Increase in accrued reimbursement liability	569	2,449
Increase in liabilities of assets held for sale	(2,120)	—
Increase in book overdraft	—	3,198
Decrease in accrued vacation	(1,572)	(1,151)
Decrease in other liabilities	485	(882)

Net cash used in operating activities	(9,806)	(13,401)

Cash flows from investing activities:
Investment in life insurance policies	(85)	(140)
Acquisitions and purchase price adjustments, net of cash acquired	(40)	138
Purchases of marketable securities	(17)	(5)
Proceeds from the sale of property and equipment	12	16
Purchases of property and equipment	(1,895)	(1,900)

Net cash used in investing activities	(2,025)	(1,891)

Cash flows from financing activities:
Borrowings under line of credit	—	13,234
Principal payments under notes and mortgage payable	(75)	(72)
Principal payments under capital lease obligations	(103)	(160)
Common stock:
Proceeds from sale	4,276	3,960
Payments for repurchases	(7,315)	(3,497)

Net cash provided by (used in) financing activities	(3,217)	13,465

Net decrease in cash and cash equivalents	(15,048)	(1,827)
Cash and cash equivalents at beginning of period	22,556	1,910

Cash and cash equivalents at end of period	$7,508	$83

Non-cash investing and financing activities:
Property and equipment financed under capital leases	$166	$53
Change in fair value of marketable securities available for sale	$(3)	$66
Payable to former shareholders for repurchase of stock	$744	$—
Cash paid for interest	$332	$128
Cash paid for income taxes	$121	$1,182

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the interim period contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of The PBSJ Corporation (the “Company”) as of December 31, 2005 and the results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included in the Company's Form 10-K for the year ended September 30, 2005. The accounting policies followed for interim financial reporting are the same as disclosed in Note 1 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. The results of operations for the three-month period ended December 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the fiscal year.

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

A reconciliation of the number of shares used in computing basic and diluted earnings per share follows:

	Three Months Ended December 31,
(Amounts in thousands)	2005	2004
Weighted average shares outstanding - Basic	7,007	7,381
Effect of dilutive unvested restricted stock	474	454

Weighted average shares outstanding - Diluted	7,481	7,835

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

Fixed Price Contracts. For Fixed Price Contracts, the Company recognizes engineering fees based on the percentage-of-completion method whereby fees are recognized based on the ratio of actual cost of work performed to date to the current total estimated contract costs (generally using the cost-to-cost method). In making such estimates, judgments are required to determine potential delays or changes in schedules, the costs of materials and labor, liability claims, contract disputes, or achievement of specified performance goals. At the time a loss on a contract becomes evident and estimable, the Company records the entire amount of the estimated loss.

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

Contracts that fall under FAR are generally cost-plus contracts and are subject to audit by the government, primarily the Defense Contract Audit Agency (“DCAA”), which reviews the Company’s overhead rates, operating systems and costs proposals. As a result of its audits, the DCAA may disallow costs if it determines that the Company has accounted for such costs in a manner inconsistent with generally accepted cost accounting standards.

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

Capital Structure

The by-laws of the Company require that common stock held by employee shareholders who terminate employment with the Company be offered for sale at fair market value to the Company, which has right of first refusal. Should the Company decline to purchase the shares, the shares must next be offered to the Company’s profit sharing and employee stock ownership plans at fair market value, and then ultimately to full-time employees of the Company. The by-laws of the Company provide that the fair market value be determined by an appraisal. Other than agreements with certain retired Directors, as of September 30, 2005, there is no outstanding common stock held by individuals no longer employed by the Company.

During fiscal year 2006, the Company repurchased stock held by employee shareholders who terminated employment with the Company at a price ranging from $24.00 to $27.00, pending completion of the September 30, 2005 valuation. The September 30, 2005 valuation established the price per share at $28.00. At December 31, 2005, the Company had an accrual of $744,000 million for the stock price differential, included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. Other than agreements with certain retired Directors, as of December 31, 2005 and September 30, 2005, there was no outstanding common stock held by individuals no longer employed by the Company.

Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not previously paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock in the foreseeable future. All earnings are retained for investment in our business.

Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Company’s financial statements for the fiscal year ending September 30, 2009, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on the Company’s consolidated financial statements.

In September 2006, FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is required to adopt the recognition and related disclosure provisions of SFAS 158 for the fiscal year ending September 30, 2007. The Company is also required to adopt the measurement provisions of SFAS 158 for the fiscal year ending September 30, 2009. The Company is still evaluating the impact of this standard on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS 157 will be effective for the Company for the fiscal year ending September 30, 2009. The Company does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 will be effective for the Company for the fiscal year ending September 30, 2008. The Company does not believe the adoption of SAB 108 will have a material impact on its consolidated financial statements.

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

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“ FSP 115-1 and 124-1”) which address the determination as to when an investment is impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 and 124-1 amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 and 124-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 and 124-1 did not have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”),“Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in the first annual reporting period beginning after December 15, 2005. We early adopted SFAS 154 and have reported and disclosed the correction of errors in our previously reported consolidated financial statements in accordance with SFAS 154. The other reporting and disclosure requirements of SFAS 154 did not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period beginning after December 2005, with early adoption encouraged. We are required to adopt SFAS 123(R) in our first quarter of fiscal year 2007, beginning October 1, 2006. The Company is currently evaluating the impact of adopting SFAS 123(R) on our consolidated financial statements.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which replaced FIN 46. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. We are required to adopt FIN 46R immediately for entities created after December 31, 2003 and at the beginning of fiscal year 2006 for all other entities. The adoption of FIN 46R did not have a material impact on our consolidated financial statements.

2.	Misappropriation Loss

In March 2005, subsequent to the issuance of the Company’s 2004 financial statements, we discovered misappropriations of Company funds by our former Chief Financial Officer and two former employees who worked in our information systems and treasury departments, collectively, (“the participants”). The participants colluded and circumvented controls to misappropriate funds and conceal the misappropriations possibly beginning as early as 1993 until the misappropriations were discovered in March 2005.

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

The Company determined corrected overhead rates considering the impact of the misappropriations and considering the impact of additional errors identified. The Company and its advisors have been working with its government clients to finalize the refund amount (See Note 13 for further discussion). The Company estimates that the total refund amount, before any payments, resulting from the overstated overhead rates before payments are approximately $38.8 million through December 31, 2005 ($37.1 million as of fiscal year 2005), including interest that the Company will generally be required to reimburse its government clients. At December 31, 2005 and September 30, 2005 the accrued reimbursement liability was $35.3 million and $34.8 million, respectively, in the accompanying condensed consolidated balance sheets.

Misappropriation Loss, Investigation Related Expenses and Recovery of Assets

The misappropriation loss for the three month period ended December 31, 2005 previously described is presented net of the gain from recovered assets. All assets recovered during the investigation and not yet liquidated, are classified as assets held for sale in the accompanying condensed consolidated balance sheets and are recorded at estimated fair value as of the date recovered, less estimated costs to sell. The recovered assets consist of personal homes, condominiums and other real estate, automobiles, funds from bank accounts, jewelry, fine-arts and cash proceeds from the liquidation of personal retirement accounts. Some of the real estate recovered was acquired subject to existing debt, liens or mortgage notes. Such debt is reported as liabilities related to assets held for sale in the accompanying condensed consolidated balance sheets. The Company does not own any other assets held for sale other than those recovered during the investigation. Gain from recovered assets has been recognized at the estimated fair value of the assets recovered, less related debt and estimated costs to sell the assets.

In April 2005, approximately 174,000 shares of the Company’s common stock were surrendered. These shares were not included in assets held for sale, as the estimated fair value of such shares was recorded as a reduction of stockholders’ equity. The gain from recovered assets of $4.7 million was included in misappropriation loss, net of recoveries in the third fiscal quarter of 2005. In the second fiscal quarter of 2006, approximately 19,000 shares of the Company’s common stock were surrendered. These shares were not included in assets held for sale, as the estimated fair value of such shares was also recorded as a reduction of stockholders’ equity. The gain on recovery of misappropriated assets of approximately $537,000 was included in misappropriation loss, net of recoveries in the second fiscal quarter of 2006.

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

The following table sets forth the components of the misappropriation loss and related investigation expenses:

	Three Months Ended December 31,
(Dollars in thousands)	2005	2004
Misappropriation loss	$—	$1,954
Less: gain from recovered assets	(1,298)	—

Misappropriation loss (recoveries), net	(1,298)	1,954

Legal fees related to the investigation	1,691	—
Forensic accounting fees and related costs	2,573	—
Other	516	—

Investigation and related costs	4,780	—

Total	$3,482	$1,954

During the three-month period ended December 31, 2005, the Company recorded a gain from recovered assets totaling $1.3 million and incurred approximately $4.8 million in costs to investigate and quantify the impact of the embezzlement, and in costs related to the recovery and maintenance of certain assets. During the three- month period ended December 31, 2004, the Company recorded a misappropriation loss of $2.0 million. The gain from recovered assets, the misappropriation loss and the investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of general and administrative (G&A) costs to total Company G&A costs.

3.	Assets Held for Sale

During the course of the investigation into the misappropriations, the Company identified and recovered certain assets acquired by the participants using misappropriated Company funds. Assets recovered during the investigation and not yet liquidated, are classified as assets held for sale in the accompanying condensed consolidated condensed balance sheets and are recorded at estimated fair value less estimated costs to sell. The recovered assets consisted of personal homes, condominiums and other real estate, automobiles, funds from bank accounts, jewelry, fine-arts and cash proceeds from the liquidation of personal retirement accounts. Some of the real estate recovered was acquired subject to existing debt, liens or mortgage notes. Such debt is reported as liabilities of assets held for sale in the accompanying condensed consolidated condensed balance sheets at December 31, 2006.

During the three-month period ended December 31, 2005, the Company recovered additional assets from the investigation with a total estimated fair value of approximately $1.4 million, excluding the gain on shares recovered, which was not subject to debt, liens or mortgage notes.

During the three-month period ended December 31, 2005, the Company sold assets for a total of $5.6 million. The Company did not recognize any additional gains or losses related to the sale of these assets since they were recorded at their fair value less estimated costs to sell.

(Dollars in thousands)	December 31, 2005	September 30, 2005

Assets held for sale at estimated fair value	$9,496	$10,180
Less: estimated costs to sell	(637)	(891)

Adjusted fair value of assets held for sale	8,859	9,289
Outstanding mortgage liabilities assumed	(4,606)	(4,627)

Net fair value of assets held for sale	$4,253	$4,662

Additionally, as of September 30, 2005, two real estate properties were not available for sale since the required renovations were completed in fiscal year 2006, at which time they were classified as assets held for sale. As of September 30, 2005, the Company classified these recovered assets for a total of $4.1 million in other assets and $2.3 million of related liabilities in other liabilities in its consolidated balance sheet. The Company does not have any other assets held for sale other than those recovered.

During the remaining nine months of fiscal year 2006 and first fiscal quarter of 2007, the Company sold assets for a total of $8.7 million which were subject to related liabilities of $4.6 million. The Company did not recognize any additional gains or losses related to the sales of these assets since they were recorded at their fair value less estimated costs to sell. The Company intends to sell the remaining assets as soon as practicable.

4.	Commitments and Contingencies

The Company is obligated under various non-cancelable leases for office facilities, furniture and equipment. Certain leases contain renewal options, escalation clauses and payment of certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties.

As of December 31, 2005, there were various legal proceedings pending against the Company, where plaintiffs allege damages resulting from the Company’s engineering services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract. The Company accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. As of December 31, 2005, the Company had an accrual of approximately $5.1 million for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable and can be reasonably estimated.

In July 1998, we entered into an agreement with West Frisco Development Corporation (“WFDC”) to provide various services, among which was a flood plain study to be used by WFDC, the City of Frisco and FEMA. In 2003, the City of Frisco retained the services of a third-party architecture and engineering firm in connection with the extension and widening of Teel Road which lies within the greater drainage basin included in the Company’s original flood plain study. This architecture and engineering firm’s assessment of the flood plain study determined that the Company used incorrect assumptions when calculating the size of the drainage culverts required for the increased development of the area’s transportation infrastructure. Based on this assessment, the Company has entered into negotiations with the City of Frisco to correct the drainage needs to support the Teel Road expansion project. As a result, the Company had recorded an estimated liability of $3.1 million to cover the costs associated with correcting the drainage needs of the Teel Road expansion project. Included in this estimate is the purchase of a parcel of land for $1.5 million, the remaining balance of $1.6 million is reflected in other liabilities in the accompanying condensed consolidated balance sheets as of December 31, 2005.

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

In July 2006, we entered into a settlement agreement with the State of Texas, Department of Transportation which resolves all claims that the State of Texas may have had against us for overpayments related to the restatement of overhead rates on billings on or before April 30, 2006 under contracts with that agency based on our payment of approximately $5.4 million and provides for the determination of the appropriate overhead rate for billings after April 30, 2006. In November 2006, we entered into a settlement agreement with the Florida Department of Transportation which resolves all claims that agency may have had against us for the overstatement of rates on billings through September 30, 2005 (and with respect to cost contracts through September 30, 2006) under our contracts with them based on our payment of approximately $12.5 million. This settlement agreement also provided for the determination of the appropriate overhead rate refund for fiscal year 2006 billings under fixed price contracts. The refund amount was finalized in March 2007 and totaled $0.4 million.

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

The settlements described above, excluding those settlements which were paid during the three-month period ended December 31, 2005, are included in the accrued reimbursement liability in the Company’s condensed consolidated balance sheet at December 31, 2005. We are in discussions with our remaining government clients to enter into settlement agreements in order to satisfy any refund obligations, which are in various stages of settlement.

In the course of our investigation of the accounting irregularities and misappropriations, it was determined that there were possible violations relating to past political contributions by us and certain of our employees. The United States Attorney’s Office for the Southern District of Florida (Miami) and the Federal Bureau of Investigation have conducted an investigation relating to improper campaign contributions including improper use of political action committees. We produced documents and other information to the government and fully cooperated with the investigation. Criminal charges have been filed against two of the Company’s former chairmen. At the present time, we believe it is unlikely that criminal charges will be filed against us in this matter, but the authorities are not precluded from bringing charges, and circumstances may change.

The United States Securities & Exchange Commission is also conducting an investigation of the accounting irregularities and misappropriations of funds described above. We are fully cooperating with the investigation and have produced documents and other information to the commission. At the present time, we are unable to predict the likely outcome of this investigation.

5.	Income Taxes

The income tax provisions were $3.6 million and $3.1 million, or effective tax rates of 50.7% and 42.8% for the three-month periods ended December 31, 2005 and 2004, respectively.

For the past several years, the Company has generated research and development tax credits related to certain qualifying costs. The qualifying costs relate primarily to the Company’s project costs which management believes involved technical uncertainty. These research and development costs were incurred by the Company in the course of providing services generally under long-term client projects, thereby creating costs associated with recognizable revenue under the project. Because the Company has been unable to utilize the entire amount of research and development tax credits it has generated each year, the condensed consolidated balance sheets reflect a deferred tax asset of $5.5 million and $5.5 million as of December 31, 2005 and September 30, 2005, respectively, for the unused research and development tax credit carry forwards. The credits will expire beginning 2017 through 2022.

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

6.	Segment Reporting

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

Financial information relating to the Company’s operations by segment is as follows:

(Dollars in thousands) (Unaudited)	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
Three Months Ended December 31, 2005
Engineering fees	$46,988	$21,103	$31,918	$28,457	$128,466
Net earned revenues	36,434	17,510	27,639	23,109	104,692
Operating income	2,411	460	4,378	250	7,499
Depreciation and amortization	909	331	681	716	2,637
Total assets	86,290	38,754	58,615	52,260	235,919
Purchases of property and equipment	650	336	433	476	1,895
Three Months Ended December 31, 2004
Engineering fees	$43,631	$19,125	$40,684	$24,177	$127,617
Net earned revenues	34,115	14,631	23,986	19,759	92,491
Operating income	3,043	468	3,724	467	7,702
Depreciation and amortization	911	297	612	648	2,468
Total assets	71,570	31,373	66,737	39,660	209,340
Purchases of property and equipment	695	315	425	465	1,900

7.	Long-Term Debt

(Dollars in thousands)	December 31, 2005	September 30, 2005
Line of credit	$—	$—
Mortgage note payable due in monthly installments starting on April 16, 2001, with interest, collateralized by real property; unpaid principal due March 16, 2011. Interest at LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points (5.02% and 4.51% at December 31, 2005 and September 30, 2005, respectively)	7,757	7,833
Capital lease obligations	902	853

	8,659	8,686
Less current portion of long-term debt	460	408
Less current portion of capital lease obligations	274	341

Long-term debt and capital lease obligations	$7,925	$7,937

The Company has a $58 million line of credit agreement, inclusive of $10 million in letters of credit, with Bank of America, N.A. (the “Bank”). The expiration date on the line of credit is June 30, 2008. The letters of credit reduce the maximum amount available for borrowing. As of December 31, 2005 and September 30, 2005, the Company had letters of credit totaling $3.4 million. No amounts have been drawn on any of these letters of credit. As a result of the issuance of these letters of credit, the maximum amount available for borrowing under the line of credit was $54.6 million as of December 31, 2005 and September 30, 2005.

The interest rate 4.89% and 4.36% at December 31, 2005 and September 30, 2005, respectively) ranges from LIBOR plus 50 basis points to Prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to Prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including minimum levels of net worth, a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The Company was in compliance with or obtained a waiver of default of the line of credit financial covenants as of December 31, 2005. The line of credit is collateralized by substantially all of the Company’s assets.

On March 19, 2001, the Company entered into a mortgage note with an original principal amount of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 5.02% and 4.51% at December 31, 2005 and September 30, 2005, respectively. We used an interest rate swap (“the Swap”) agreement in order to minimize the adverse impact of the floating interest rate characteristics of the Company’s long term debt obligations. The swap converts the floating interest rate on the note payable to a fixed rate of 6.28%. On March 16, 2006, the Company’s swap expired. Our adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%. The mortgage agreement contains clauses requiring the maintenance of various covenants and financial ratios. On December 10, 2003, the lender approved an amendment to the mortgage agreement to reflect new conditions for the Tangible Net Worth covenant requirement under the agreement. The Bank has provided us a waiver of default caused by our failure to deliver to the Bank audited financial statements for fiscal year 2006 and unaudited financial statements for the quarters ended December 31, 2006 and March 31, 2007, so long as the fiscal year 2006 financial statements are delivered to the Bank no later than June 30, 2007 and the quarterly statements are delivered no later than September 30, 2007. The bank has also provided us a waiver of the minimum net worth covenant for fiscal year 2006 and all periods in fiscal year 2007. The mortgage note is collateralized by the office building located in Maitland, Florida.

The Company’s capital leases consisted primarily of equipment. The interest rate used in computing the minimum lease payments range from 2.02% to 4.84%. The leases were capitalized using the lower of the minimum lease payments or the fair market value of the equipment at the inception of the lease.

8.	Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ investment and minimum pension liability that, under Generally Accepted Accounting Principles (“GAAP”), are excluded from net income.

The components of all the comprehensive income are as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2005	2004
Net income	$3,528	$4,145
Other comprehensive income:
Unrealized gain on available for sale marketable securities, net of tax	(2)	18
Unrealized gain on interest rate swap, net of tax	21	65
Minimum pension liability adjustment, net of tax	—	(49)

Total comprehensive income	$3,547	$4,179

9.	Goodwill and Other Intangibles Assets

The changes in the carrying amounts of goodwill by segment for the three-month period ended December 31, 2006 are as follows:

	Three Months Ended December 31, 2005
	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
Goodwill, beginning of period	$3,650	$—	$2,641	$11,445	$17,736
Other purchase price adjustments	41	—	—	—	41

Goodwill, end of period	$3,691	$—	$2,641	$11,445	$17,777

The Company’s intangibles assets consisted of the following:

		December 31, 2005
(Dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization
Client list	10 years	$1,453	$674
Backlog	3 years	1,799	1,464
Website	7 years	200	88
Pension intangible asset	6 years	1,946	1,702

		$5,398	$3,928

		September 30, 2005
(Dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization
Client list	10 years	$1,453	$607
Client name recognition	2 years	100	100
Backlog	3 years	1,799	1,269
Website	7 years	200	81
Pension intangible asset	6 years	1,946	1,621

		$5,498	$3,678

10.	Related Party Transactions

At the annual meeting of the shareholders held on January 28, 2005, the shareholders approved a proposal to authorize the Company to execute an agreement with Richard Wickett, our former Chairman of the Board from 2002 to February 2005 and former Chief Financial Officer from 1993 to 2004, to allow him to retain his 138,607 shares of the Company’s stock, exclusive of his shares owned through the Company’s Employee Profit Sharing and Stock Ownership Plan and Trust (“ESOP”), upon retirement and offer for sale the shares, in blocks of 46,000, 46,000 and 46,607 shares in February 2005, 2006 and 2007, respectively, at a price determined at the valuation at the fiscal year end immediately preceding the redemption period.

Pursuant to the Company’s by-laws, the Company is permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006 the Company repurchased 46,000 shares and 3,400 shares, respectively, of the Company’s stock from Richard Wickett and Kathryn Wilson in the original principal amounts of $1.2 million and $92,000, respectively. The shares were repurchased for $27.00 per share which represents the September 30, 2004 share price. During the second quarter of 2006, the Company recorded an accrual of $49,400 for the difference between the purchase price and the September 30, 2005 share value of $28.00. The notes currently bear interest at the rate of 7.5% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

On February 13, 2007, the Company repurchased an additional 46,607 shares of the Company’s stock from Richard Wickett in the original principal amount of $1.0 million. The additional shares were purchased for $22.40 which represent 80% of the September 30, 2005 share price, pending completion of the evaluation of the Company’s stock as of September 30, 2006. The 2007 note currently bears interest at the rate of 8.25% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance. The notes are subject to the Company’s right of set off, which permits the Company to set off all claims it may have against the payee against amounts due and owing under the notes.

11.	Acquisitions

On April 30, 2006, we acquired 100% of the stock of EIP Associates (“EIP”) for $6.0 million, net of cash acquired of $15,000, comprised of $5.5 million in cash, $334,000 accrued additional purchase price and $200,000 held in escrow. The purchase price was allocated to the respective assets and liabilities based on their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $9.0 million, including approximately $1.5 million of intangibles and $4.3 million of goodwill, none of which is deductible for tax purposes, and liabilities of $3.9 million. The weighted average amortization period for the identifiable intangible assets is 2.8 years. EIP specializes in environmental, urban planning, water resource planning and natural resources in California.

The primary factor that contributed to a purchase price that resulted in the recognition of goodwill in our acquisition is the intellectual capital of the skilled professionals and senior technical personnel associated with the acquired entities which does not meet the criteria for recognition as an asset apart from goodwill. The results of operations of the above acquisition are included from the date of each acquisition. The pro forma impact of this acquisition is not material to reported historical operations.

11.	Retirement Plans

The Company uses a September 30 measurement date for its plans. The following table provides a summary of the Company’s periodic costs:

	Three Months Ended December 31,
(Dollars in thousands)	2005	2004
Service benefits earned during period	$185	$162
Interest cost on projected benefit obligation	173	160
Amortization:
Prior service cost	81	81
Net loss from past experience	99	91

Net periodic pension cost	$538	$494

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase an understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q.

This Form 10-Q and the information incorporated by reference in it include and are based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements can sometimes be identified by the fact that they do not relate strictly to historical or current facts and they frequently are accompanied by words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar terms and expressions. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry, and statements relating to our ability to be awarded government contracts, the adoption of certain laws by Congress, our ability to compete effectively with other firms that provide similar services, our ability to attract and retain clients, our ability to achieve future growth and success, our expectations for the public and private sector economic growth, the outcome of our internal investigation and the various on-going government investigations, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that may impact such forward-looking statements include, among others, our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, our ability to attract and retain skilled employees, our ability to comply with new laws and regulations, our insurance coverage covering certain events, the timing and amount of the spending bills adopted by the federal government and the states, our ability to complete our internal investigation in a timely manner, the outcome of the investigations by the Department of Justice, the United States Attorney’s Office, the Securities and Exchange Commission, the Federal Bureau of Investigation, possible changes in collections of accounts receivable, risks of competition, changes in general economic conditions and interest rates, the risk that the Internal Revenue Service or the courts may not accept the amount or nature of one or more items of deduction, loss, income or gain we report for tax purposes and the possible outcome of pending litigation, legal proceedings and governmental investigations and our actions in connection with such litigation, proceedings and investigations, as well as certain other risks including those set forth under the heading “Risk Factors” and elsewhere in this Form 10-Q and in other reports filed by the Company with the Securities and Exchange Commission. All forward-looking statements included herein are only made as of the date such statements are made, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Subsequent written and oral forward-looking statements attributable to the Company or to persons acting on its behalf are qualified in their entirety to the cautionary statements set forth above and elsewhere in this Form 10-Q and in other reports filed by the Company with the Securities and Exchange Commission.

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

The following table sets forth the percentage of net earned revenue represented by the items in our condensed consolidated statements of operations for the three-month periods ended December 31, 2005 and 2004, respectively:

	Three Months Ended December 31,
	2005	2004
Engineering fees	122.7%	138.0%
Direct reimbursable expenses	22.7	38.0

Net earned revenues	100.0	100.0

Costs and expenses:
Direct salaries and direct costs	35.6	37.8
General and administrative expenses, including indirect salaries	53.9	51.7
Misappropriation loss	(1.2)	2.1
Investigation and related costs	4.6	—

Operating income	5.9	10.5
Interest expense	(0.5)	(0.6)
Other, net	0.1	0.1

Income before income taxes	5.5	10.0
Provision for income taxes	3.5	3.3

Net income	2.0%	6.7%

A summary of our operating results is as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2005	2004
Engineering fees	$128,466	$127,617
Direct reimbursable expenses	23,774	35,126

Net earned revenue	104,692	92,491
Costs and expenses:
Direct salaries and direct costs	37,304	34,994
General and administrative expenses, including indirect salaries	56,407	47,841
Misappropriation loss	(1,298)	1,954
Investigation and related costs	4,780	—

Operating income	7,499	7,702
Interest expense	(473)	(515)
Other, net	136	55

Income before income taxes	7,162	7,242
Provision for income taxes	3,634	3,097

Net income	$3,528	$4,145

Overview

Business Overview

We provide services to both private and public sector clients, with the public sector comprising approximately 75.0% of our revenues. Our business is divided in four segments, consisting of Transportation, Civil Engineering, Construction Management and Environmental. Engineering fees for the three months ended December 31, 2006 was flat when compared to the same period in 2005. All segments, except the Civil Engineering segment, experienced growth in engineering fees. The increase in engineering fees for the Transportation Services segment was due to new assignments in the Central Region with the TxDOT, partly offset by decreases in projects in the Western Region with the Nevada DOT. The growth in the Construction Management segment was due primarily to additional work with existing customers in the Southeast Region, including Georgia and Florida DOT’s. In addition this segment also experienced growth in their Construction Consulting practice. The Civil Engineering segment experienced a decrease in engineering fees for the three-month period ended December 31, 2005 when compared to the same period in 2005 primarily due to the winding down of the work related with the hurricanes response projects that hit Florida in calendar years 2004 and 2005. Our Environmental Services segment experienced organic growth from contracts with FEMA and the State of Georgia and a new contract with the California Department of Water Resources. Additionally the Environmental Services segment benefited from the current quarter impact of the LWC acquisition. The total backlog for the Company at December 31, 2005 decreased by 6% when compared to the backlog at September 30, 2005. All segments of our business, except the Environmental Services, experienced decreased volumes in backlog at December 31, 2005, as compared to September 30, 2005.

We earn revenue for time spent on projects, in addition to certain direct reimbursable expenses of our projects, such as travel and lodging, blueprints and sub-contractor expenses. The fluctuation in direct reimbursable expenses, specifically sub-contractor costs, including travel and lodging, will influence the fluctuation of our net earned revenue (“NER”). For instance, our Civil Engineering segment experienced a significant decrease in direct reimbursable expenses during the three months ended December 31, 2005, as compared to the same period in 2004. The decrease was primarily due to a significant reduction in subcontractors costs related to debris removal from the Florida hurricanes in calendar 2004 and 2005. During the three-month ended December 31, 2004, the Civil Engineering incurred significant subcontractors’ costs, including travel and lodging costs, for the hundreds of employees overseeing debris removal in the areas affected by the disasters. As a result, our Civil Engineering segment’s NER grew at a greater rate than its engineering fees, because more work was being performed by our in-house technical professionals.

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

In 2005, the economy was in a period of slow recovery with improving private sector corporate profitability, while investment in residential housing development continued at high rates. Federal spending remained strong especially in the area of national defense, which increased opportunity and fortified our strategy for greater balance between the public and private sectors. The state and local government markets remained weak but the market for our specialized services in the area of risk and emergency management strengthened due in part to hurricanes and wild fires. Near term expectations are for the Federal Department of Defense and Homeland Security sectors to remain strong. As the economy expands its recovery, we expect the private sector to strengthen. State and local government markets will remain weak but will improve as increased tax revenue from private sector recovery trickles into the government sector.

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

The Construction Management segment provides a wide range of services including planning, traffic engineering, intelligent transportation systems (“ITS”), corridor planning, highway design, structural design, alternate project delivery, program management, toll facility design, aviation services, multi-modal/transit systems and right-of-way. In fiscal year 2006, this segment added at-risk construction management projects to its services. We also may act as the program director of a project whereby on behalf of the owner of the project, we provide scheduling, cost estimating and construction observation services for the project, or our services may be limited to providing construction consulting. We currently serve transportation departments in 19 states and perform toll services in 9 states for both public and private toll clients.

The Civil Engineering segment provides architectural engineering and general civil engineering as well as specialized services to public and private clients. Included in these services are: site engineering and surveys, infrastructure engineering, master planning, disaster mitigation planning and response, infrastructure protection, asset management, emergency management and architectural and landscape architecture design.

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

The accounting policies of the segments are the same as those described in the notes to the accompanying condensed consolidated financial statements. We evaluate performance based on operating income (loss) of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for the three-month periods ended December 31, 2005 as compared to 2004.

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

	Three Months Ended December 31,
(Dollars in thousands) (Unaudited)	2005	% of NER	2004	% of NER
Transportation Services
Engineering fees	$46,988	129.0%	$43,631	127.9%
Direct reimbursable expenses	10,554	29.0	9,516	27.9

Net earned revenues (NER)	36,434	100.0	34,115	100.0
Direct salaries and direct costs	12,951	35.5	12,885	37.8
Indirect salaries	7,591	20.8	7,161	21.0
General and administrative costs	12,288	33.7	10,311	30.2
Misappropriation loss	(445)	(1.2)	715	2.1
Investigation related expenses	1,638		—

Total costs and expenses	34,023	93.4	31,072	91.1

Operating income	$2,411	6.6%	$3,043	8.9%

Construction Management
Engineering fees	$21,103	120.5%	$19,125	130.7%
Direct reimbursable expenses	3,593	20.5	4,494	30.7

Net earned revenues (NER)	17,510	100.0	14,631	100.0
Direct salaries and direct costs	6,736	38.5	6,269	42.8
Indirect salaries	3,343	19.1	2,899	19.8
General and administrative costs	6,354	36.3	4,671	31.9
Misappropriation loss	(230)	(1.3)	324	2.2
Investigation related expenses	847		—

Total costs and expenses	17,050	97.4	14,163	96.8

Operating income	$460	2.6%	$468	3.2%

Civil Engineering
Engineering fees	$31,918	115.5%	$40,684	169.6%
Direct reimbursable expenses	4,279	15.5	16,698	69.6

Net earned revenues (NER)	27,639	100.0	23,986	100.0
Direct salaries and direct costs	10,077	36.5	8,876	37.0
Indirect salaries	4,190	15.2	4,637	19.3
General and administrative costs	8,198	29.7	6,312	26.3
Misappropriation loss	(297)	(1.1)	437	1.8
Investigation related expenses	1,093		—

Total costs and expenses	23,261	84.2	20,262	84.5

Operating income	$4,378	15.8%	$3,724	15.5%

Environmental Services
Engineering fees	$28,457	123.1%	$24,177	122.4%
Direct reimbursable expenses	5,348	23.1	4,418	22.4

Net earned revenues (NER)	23,109	100.0	19,759	100.0
Direct salaries and direct costs	7,540	32.6	6,964	35.2
Indirect salaries	5,427	23.5	4,946	25.0
General and administrative costs	9,016	39.0	6,904	34.9
Misappropriation loss	(326)	(1.4)	478	2.4
Investigation related expenses	1,202		—

Total costs and expenses	22,859	98.9%	19,292	97.6%

Operating income	$250	1.1%	$467	2.4%

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Engineering Fees

	Three Months Ended December 31,
(Dollars in thousands)	2005	2004	$ Change	% Change
Transportation Services	$46,988	$43,631	$3,357	7.7%
Construction Management	21,103	19,125	1,978	10.3%
Civil Engineering	31,918	40,684	(8,766)	-21.5%
Environmental Services	28,457	24,177	4,280	17.7%

Total Engineering Fees	$128,466	$127,617	$849	0.7%

Engineering fees for the three-month period ended December 31, 2005, were $128.5 million compared to $127.6 million in the same period in 2004, representing a slight increase of 0.7%. All segments experienced increases in engineering fees, except the Civil Engineering segment.

In the Transportation Services segment, engineering fees increased 7.7% to $47.0 million in the three-month period ended December 31, 2005 from $43.6 million in the same period in 2004. The increase was due to increase in work assignments with the TxDOT in the Central Region, partly offset with a decrease in projects with the Nevada DOT in the Western Region.

Engineering fees in our Construction Management segment increased 10.3% to $21.1 million in the three-month period ended December 31, 2005 from $19.1 million in the same period in 2004. The increase is due to additional work with existing customers in the Southeast Region, including Georgia and Florida DOTs. In addition, the Construction Management segment experienced significant growth in their Construction Consulting practice. This increase was partly offset by the winding down of work related to the hurricane disaster response projects that hit Florida in calendar years 2004 and 2005. The Construction Management segment benefited from these projects in the three-month period ended December 31, 2004. Also offsetting part of the increase in engineering fees for the three-month period ended December 31, 2005 was a reduction in engineering fees for the Central Region as a result of a job ending in Arkansas and the ramp down of a TTA project in Austin.

Engineering fees in our Civil Engineering segment decreased 21.5% to $31.9 million in the three-month period ended December 31, 2005 from $40.7 million in the same period in 2004. The significant decrease in engineering fees was due primarily to the winding down of the work related to the hurricane response projects that hit Florida in calendar years 2004 and 2005. In the first quarter of fiscal year 2005, the Civil Engineering segment greatly benefited from the management and administration of debris removal in the areas affected by the hurricanes. This reduction in engineering fees also reduced the amount of reimbursable expenses for the current quarter, as explained below. During the first quarter of fiscal year 2006, this segment started some new large lump sum contracts with the Department of Defense, partly offsetting the overall decrease in engineering fees.

Our Environmental Services segment experienced growth in its engineering fees for the three-month period ended December 31, 2005 as compared to the same period in 2004. Engineering fees increased 17.7% to $28.5 million in the three-month period ended December 31, 2005 from $24.2 million in the same period in 2004. The Environmental Services’ engineering fees benefited from organic growth, including two significant new contracts with FEMA and the State of Georgia and a new contract with the California Department of Water Resources. Additionally, this segment also benefited from the impact of the LWC acquisition, which was acquired on February 1, 2005. The impact in engineering fees, in the current quarter, from the LWC acquisition was approximately $1.3 million.

Net Earned Revenue

	Three Months Ended December 31,
(Dollars in thousands)	2005	2004	$ Change	% Change
Transportation Services	$36,434	$34,115	$2,319	6.8%
Construction Management	17,510	14,631	2,879	19.7%
Civil Engineering	27,639	23,986	3,653	15.2%
Environmental Services	23,109	19,759	3,350	17.0%

Total Net Earned Revenues	$104,692	$92,491	$12,201	13.2%

Net earned revenue (“NER”) was $104.7 million during the three-month period ended December 31, 2005 as compared to $92.5 million for the same period in 2004, representing an increase of 13.2%. This increase was directly related to the significant decrease in direct reimbursable expenses, as explained below.

	Three Months Ended December 31,
(Dollars in thousands)	2005	% of NER	2004	% of NER
Transportation Services	$10,554	29.0%	$9,516	27.9%
Construction Management	3,593	20.5%	4,494	30.7%
Civil Engineering	4,279	15.5%	16,698	69.6%
Environmental Services	5,348	23.1%	4,418	22.4%

Total Direct Reimbursable Expenses	$23,774	22.7%	$35,126	38.0%

In addition, the change in our NER is affected by the fluctuation in our direct reimbursable expenses. Direct reimbursable expenses is primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints and equipment where the Company is responsible for procurement and management of such cost components on behalf of the Company’s clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up. As a percentage of NER, direct reimbursable expenses decreased by 15.3% to 22.7% in the three-month period ended December 31, 2005 from 38.0% in the same period in 2004. The decrease was driven principally by the Civil Engineering segment.

Direct reimbursable expenses for our Transportation Services segment increased as a percentage of NER by 1.1% to 29.0% for the three-month period ended December 31, 2005 from 27.9% in the same period in 2004. This increase was due primarily to an increase in subcontractors during the three-month period ended December 31, 2005.

In our Construction Management segment, direct reimbursable expenses as a percentage of NER decreased by 10.2% to 20.5% in the three-month period ended December 31, 2005 from 30.7% in the same period in 2004. This decrease was primarily due to a market shift from direct reimbursable projects to more lump sum and all-inclusive billing rates contracts in the Central and Southeast regions. The shift started in fiscal year 2005 and has continued into fiscal year 2006.

Direct reimbursable expenses in the Civil Engineering segment decreased as a percentage of NER by 54.1% to 15.5% in the three-month period ended December 31, 2005 from 69.6% in the same period in 2004. The decrease was primarily due to a significant reduction in subcontractors costs related to debris removal from the Florida hurricanes in calendar 2004 and 2005. In the first quarter of 2005, the Civil Engineering incurred significant subcontractors’ costs, including travel and lodging costs, for the hundreds of employees overseeing debris removal in the areas affected by the disasters.

Our Environmental Services segment experienced an increase of 21.1% in direct reimbursable expenses for the three-month period ended December 31, 2005 when compared to the same period in 2004. As a percentage of NER, direct reimbursable expenses increased by 0.7% to 23.1% for the three-month period ended December 31, 2005 from 22.4% in the same period in 2004. The increase was due primarily to an increase use of subcontractors.

Operating Income

	Three Months Ended December 31,
(Dollars in thousands)	2005	% of NER	2004	% of NER
Transportation Services	$2,411	13.8%	$3,043	20.8%
Construction Management	460	1.7%	468	2.0%
Civil Engineering	4,378	18.9%	3,724	18.8%
Environmental Services	250	0.2%	467	0.5%

Total Operating Income	7,499	7.2%	7,702	8.3%

Misappropriation Loss (Recoveries) and Investigation and Related Costs, net	3,482	3.3%	1,954	2.1%

Total Operating Income before Misappropriation Loss and Investigation and Related Costs, net	$10,981	10.5%	$9,656	10.4%

Operating income was $7.5 million in the three-month period ended December 31, 2005 as compared to $7.7 million in the same period in 2004 representing a decrease of 2.6%. The decrease in total operating income is primarily the result of $4.8 million in investigation and related costs incurred during the three-month period ended December 31, 2005, offset by a gain from recovered assets of $1.3 million and a misappropriation loss of $2.0 million for the three-month period ended December 31, 2004. All segments, except the Civil Engineering segment, had decreases in operating income in the three-month period ended December 31, 2005 as compared to the same period in 2004. Operating income, as a percentage of NER, decreased by 1.1% to 7.2% in the three-month period ended December 31, 2005 from 8.3% in the same period in 2004. All segments, except the Civil Engineering segment, experienced decrease in operating income as a percentage of NER, in the three-month period ended December 31, 2005 as compared to the same period in 2004.

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

Operating income before misappropriation loss and investigation and related costs, net was $11.0 million in the three-month period ended December 31, 2005 as compared to $9.7 million in the same period in 2004, representing an increase of 13.7%. This increase was due primarily to the shift to more lump sum contracts in the Construction Management segment and the improvement in NER by the Civil Engineering segment caused by a reduction in direct reimbursable expenses and the addition of lump sum contracts with the Department of Defense. Operating income before misappropriation loss and related costs, net, as a percentage of NER, increased slightly by 0.1% to 10.5% in the three-month period ended December 31, 2005 from 10.4% in the same period in 2004. Misappropriation loss and investigation and related costs, net are treated as corporate overhead costs, and as such, are allocated to each respective segment. The allocation is based on the segments’ proportionate share of general and administrative (“G&A”) costs to total Company G&A costs.

As a percentage of NER, the Transportation Services segment’s operating income decreased by 7.0% to 13.8% in the three-month period ended December 31, 2005 from 20.8% in the same period in 2004. This decrease in primarily driven by the increase in misappropriation loss and investigation related costs, net. As a percentage of NER, the Transportation Services segment’s operating income before misappropriation loss and investigation and related costs, net decreased by 1.1% to 9.9% in the three-month period ended December 31, 2005 from 11.0% in the same period in 2004. This decrease experienced by the Transportation Services segment was driven by lower multipliers on some contracts.

The Construction Management segment experienced a decrease in operating income as a percentage of NER of 0.3% to 1.7% in the three-month period ended December 31, 2005 from 2.0% in the same period in 2004. This decrease in primarily driven by the increase in misappropriation loss and investigation related costs, net. The Construction Management segment experienced an increase in operating income before misappropriation loss and related costs, net, as a percentage of NER of 0.8% to 6.2% in the three-month period ended December 31, 2005 from 5.4% in the same period in 2004. This increase was primarily due to a market shift from direct reimbursable projects to more lump sum and all-inclusive billing rates contracts in the Central and Southeast regions. The shift started in fiscal year 2005 and has continued into fiscal year 2006.

As a percentage of NER, the Civil Engineering segment operating income increased by .1% to 18.9% in the three-month period ended December 31, 2005 from 18.8% in the same period of 2005. The increase was primarily driven by the reduction in direct reimbursable expenses, offset by the increase in misappropriation loss and investigation related costs, net. As a percentage of NER, the Civil Engineering segment operating income before misappropriation loss and investigation and related costs, net increased by 1.4% to 18.7% in the three-month period ended December 31, 2005 from 17.3% in the same period of 2005. The Civil Engineering growth in NER for the three-month period ended December 31, 2005 was impacted by the reduction in direct reimbursable expenses, as explained above, and the addition of several large lump sum contracts with the Department of Defense in the first quarter of fiscal 2006.

As a percentage of NER, the Environmental Services segment operating income decreased by 0.3% to 0.2% in the three-month period ended December 31, 2005 from 0.5% in the same period in 2004. This decrease in primarily driven by the increase in misappropriation loss and investigation related costs, net. As a percentage of NER, the Environmental Services segment operating income before misappropriation loss and investigation and related costs, net increase slightly by 0.1% to 4.9% in the three-month period ended December 31, 2005 from 4.8% in the same period in 2004. This increase was primarily due to the additional work with FEMA, the State of Georgia and California Department of Water Resources, as previously explained.

Costs

Costs consist principally of direct salaries that are chargeable to clients and overhead and general and administrative expenses.

Direct Salaries and Direct Costs

	Three Months Ended December 31,
(Dollars in thousands)	2005	% of NER	2004	% of NER
Transportation Services	$12,951	35.5%	$12,885	37.8%
Construction Management	6,736	38.5%	6,269	42.8%
Civil Engineering	10,077	36.5%	8,876	37.0%
Environmental Services	7,540	32.6%	6,964	35.2%

Total Direct Salaries and Direct Costs	$37,304	35.6%	$34,994	37.8%

Direct salaries and direct costs primarily includes direct salaries and to a lesser extent unreimburseable direct costs. Direct salaries and direct costs were $37.3 million for the three-month period ended December 31, 2005, as compared to $35.0 million for the same period in 2004, representing an increase of 6.6%. This increase is directly related to the increase in NER. As a percentage of NER, direct salaries and direct costs experienced a decrease in the three-month period ended December 31, 2005 from the same period in 2004. On a Company basis, direct salaries and direct costs as a percentage of NER decreased by 2.2% to 35.6% for the three-month period ended December 31, 2005 from 37.8% in the same period in 2004.

Direct salaries and direct costs for the Transportation Services segment remained flat for the three-month periods ended December 31, 2005 as compared to the same period in 2004. However, as a percentage of NER, direct salaries and direct costs decreased by 2.3% to 35.5% in the three-month period ended December 31, 2005 from 37.8% for the same period in 2004, reflecting improvements in capturing labor billable costs to clients.

Direct salaries and direct costs in the Construction Management segment increased 7.4%, and as a percentage of NER, direct salaries and direct costs decreased by 4.3% to 38.5% in the three-month period ended December 31, 2005 from 42.8% in the same period in 2004. This decrease is due to higher profitability resulting from the shifting of direct reimbursable projects to lump sum and all-inclusive billing rates contracts in the Central and Southeast regions, as previously explained.

As a percentage of NER, direct salaries and direct costs decreased by 0.5% to 36.5% in the three-month period ended December 31, 2005 from 37.0% in the same period in 2004. This decrease was due in part to addition of the lump sum contracts with the Department of Defense, as previously explained.

Direct salaries and direct costs in the Environmental Services segment increased 8.3% to $7.5 million in the three-month period ended December 31, 2005 from $ 7.0 million in the same period in 2004. This increase was due primarily to the professional staff added with the acquisition of LWC, as previously explained.

General and Administrative Costs, including Indirect Salaries

The other component of costs is indirect costs, which include indirect salaries, and general and administrative costs.

	Three Months Ended December 31,
(Dollars in thousands)	2005	% of NER	2004	% of NER
Transportation Services	$7,591	20.8%	$7,161	21.0%
Construction Management	3,343	19.1%	2,899	19.8%
Civil Engineering	4,190	15.2%	4,637	19.3%
Environmental Services	5,427	23.5%	4,946	25.0%

Total Indirect Salaries	$20,551	19.6%	$19,643	21.2%

Indirect salaries increased 4.6% to $20.6 million during the three-month period ended December 31, 2005 from $19.6 million in the same period in 2004. Indirect salaries as a percentage of NER decreased by 1.6% to 19.6% in the three-month period ended December 31, 2005 from 21.2% in the same period in 2004.

Indirect salaries for the Transportation Services segment increased 6.0% to $7.6 million in the three-month period ended December 31, 2005 from $7.2 million in the same period in 2004. Transportation Services experienced a slight decrease in indirect salaries as a percentage of NER of 0.2% to 20.8% in the three-month period ended December 31, 2005 to 21.0% in the same period in 2004 The slight decrease reflects improvements in capturing labor billable costs to clients during the current quarter.

The Construction Management segment experienced an increase in indirect salaries of 15.3% to $3.3 million in the three-month period ended December 31, 2005 from $2.9 million in the same period in 2004. This increase reflects expenditures for marketing and business development. As a percentage of NER, indirect salaries decreased by 0.7% to 19.1% in the three-month period ended December 31, 2005 as compared to 19.8% in the same period in 2004. This decrease was due as a result of NER growing at a faster rate than the increase in indirect salaries for the current quarter.

Indirect salaries for the Civil Engineering segment decreased 9.6% to $4.2 million in the three-month period ended December 31, 2005 from $4.6 million in the same period in 2004. As a percentage of NER, indirect salaries decreased by 4.1% to 15.2% in the three-month period ended December 31, 2005 from 19.3% in the same period in 2004. This decrease resulted from the decrease in direct reimbursable expenses and improvements in chargeability resulting from the new lump sum contracts with the Department of Defense, as previously explained.

The Environmental Services segment experienced an increase in indirect salaries of 9.7% to $5.4 million in the three-month period ended December 31, 2005 from $4.9 million in the same period in 2004. As a percentage of NER, indirect salaries decreased by 1.5% to 23.5% in the three-month period ended in December 31, 2005 as compared to 25.0% in the same period in 2004. This decrease was due to the growth in engineering fees and NER resulting from the organic growth in this segment, including two significant new contracts with FEMA and the State of Georgia and a new contract with the California Department of Water Resources, as previously explained.

	Three Months Ended December 31,
(Dollars in thousands)	2005	% of NER	2004	% of NER
Transportation Services	$12,288	33.7%	$10,311	30.2%
Construction Management	6,354	36.3%	4,671	31.9%
Civil Engineering	8,198	29.7%	6,312	26.3%
Environmental Services	9,016	39.0%	6,904	34.9%

Total General & Administrative Costs	$35,856	34.2%	$28,198	30.5%

General and administrative (“G&A”) costs increased 27.2%, to $35.9 million in the three-month period ended December 31, 2005 from $28.2 million in the same period in 2004. G&A, as a percentage of NER, increased by 3.7% to 34.2% in the three-month period ended December 31, 2005 from 30.5% in the same period in 2004. All segments experienced increases in G&A as a percentage of NER for the three-month period ended December 31, 2005 as compared to the same period in 2004. The majority of the increase is primarily related to increased medical insurance premiums and flex benefits of $1.1 million), insurance costs of $0.6 million), rent expense for real estate of $0.6 million), payroll taxes of $0.4 million), deferred compensation of $0.9 million) and vehicle and equipment leases and related expenses of $.3 million. We also incurred additional expenses for professional fees, incentive compensation, travel and related expenses, and software and computer supplies. These costs are generally considered corporate costs which benefit all segments and are allocated to the respective segments based on the individual segments’ proportionate share of G&A costs as compared to total Company G&A costs.

Misappropriation Loss and Investigation and Related Costs

During the three months ended December 31, 2005, the Company recorded a gain from recovered assets totaling $1.3 million and incurred approximately $4.8 million in costs to investigate and quantify the impact of the embezzlement, and in costs related to the recovery and maintenance of certain assets. During the three months ended December 31, 2004, the Company recorded a misappropriation loss of $2.0 million. The gain from recovered assets, the misappropriation loss and the investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of G&A costs to total Company G&A costs.

Income Taxes

The income tax provisions were $3.6 million and $3.1 million, or effective tax rates of 50.7% and 42.8% for the three-month periods ended December 31, 2005 and 2004, respectively.

For the past several years, the Company has generated research and development tax credits related to certain qualifying costs. The qualifying costs relate primarily to the Company’s project costs which management believes involved technical uncertainty. These research and development costs were incurred by the Company in the course of providing services generally under long-term client projects, thereby creating costs associated with recognizable revenue under the project. Because the Company has been unable to utilize the entire amount of research and development tax credits it has generated each year, the condensed consolidated balance sheets reflect a deferred tax asset of $5.5 million and $5.5 million as of December 31, 2005 and September 30, 2005, respectively, for the unused research and development tax credit carry forwards. The credits will expire beginning 2017 through 2022.

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

2.	Financial Condition and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities totaled $9.8 million for the three-month period ended December 31, 2005 as compared to net cash used in operating activities of $13.4 million in the same period in 2004. The improvement in net cash used in operating activities during the three-month period ended December 31, 2005 was due primarily to a small increase in accounts receivable relative to the increase in net earned revenues. This improvement was partly offset by a reduction in accounts payable and accrued expenses. The reduction in payables and accrued expenses reflects payments made to vendors and consultants during the three-month period ended December 31, 2005.

Approximately 80% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contracts. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. Unbilled fees decreased 5.9%, to $65.6 million at December 31, 2005 from $69.7 million at September 30, 2005.

Accounts receivable increased 4.8%, to $70.7 million at December 31, 2005, from $67.5 million at September 30, 2005 primarily due to slower collections. The allowance for doubtful accounts was $1.3 million and $1.2 million at December 31, 2005 and September 30, 2005, respectively.

During fiscal year 2007, we have incurred additional costs in connection with the investigations and with the restatement of our previously issued consolidated financial statements. We have incurred $7.8 million during the remaining nine months of fiscal year 2006. We have also incurred, during fiscal year 2007, an additional $3.7 million in investigation related legal expenses and approximately $800,000 in overhead rate and financial statement audit related expenses during fiscal year 2007. Additionally, we expect to spend approximately $23.2 million in client reimbursements during fiscal year 2007, and an additional $5.8 million thereafter. We may also incur additional fees and penalties from various government regulatory agencies as a result of the final outcome of the ongoing investigations.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.0 million and $1.9 million for the three-month periods ended December 31, 2005 and 2004, respectively. Investing activity was primarily related to fixed asset purchases, such as survey equipment, computer equipment, furniture and leasehold improvements.

During the three-month period ended December 31, 2004, we completed one acquisition. On October 1, 2004 we acquired 100% of the stock of Croslin Associates, Inc. for a purchase price of $727,000, net of cash acquired, comprised of $397,000 in cash, $30,000 held in escrow and 11,111 shares of our common stock valued at approximately $300,000.

Cash Flows from Financing Activities

Net cash used in financing activities for the three-month period ended December 31, 2005 was $3.2 million, as compared to net cash provided by financing activities of $13.5 million in the same period in 2004. The decrease in net cash used in financing activities was primarily attributable to the reduction in borrowings under our line of credit of $13.2 million and an increase in the payments for repurchase of common stock from employees of $3.8 million.

Capital Resources

We have a $58 million line of credit agreement, inclusive of $10 million in letters of credit, with Bank of America, N.A. (the “Bank”). The original expiration date on the line of credit is June 30, 2008. The letters of credit reduce the maximum amount available for borrowing. As of December 31, 2005 and September 30, 2005, we had letters of credit totaling $3.4 million, respectively. No amounts have been drawn on any of these letters of credit. As a result of the issuance of these letters of credit, the maximum amount available for borrowing under the line of credit was $54.6 million as of December 31, 2005 and September 30, 2005, respectively. Although our most significant source of cash has historically been generated from operations, in the event that cash flows from operations are insufficient to cover our working capital needs, we would access our revolving line of credit facility.

The interest rate (4.89% and 4.36% at December 31, 2005 and September 30, 2005, respectively) on the revolving line of credit ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 and 3.0. There were no amounts outstanding under the revolving line of credit as of December 31, 2005 and September 30, 2005, respectively.

On March 19, 2001, the Company entered into a mortgage note with an original principal amount of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 5.02% and 4.51% at December 31, 2005 and September 30, 2005, respectively. We used an interest rate swap (“the Swap”) agreement in order to minimize the adverse impact of the floating interest rate characteristics of the Company’s long term debt obligations. The swap effectively converted the floating interest rate on the note payable to a fixed rate of 6.28%. On March 16, 2006, the Company’s swap expired. Our adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%. We do not anticipate entering into any additional swap agreements.

Our capital expenditures are generally for purchases of property and equipment. The Company spent $1.9 million and $1.9 million on such expenditures for the three-month period ended December 31, 2005 and 2004, respectively.

On April 30, 2006, we acquired 100% of the stock of EIP Associates (“EIP”) for $6.0 million, net of cash acquired of $15,000, comprised of $5.5 million in cash, $334,000 accrued additional purchase price and $200,000 held in escrow.

A stock offering usually takes place on an annual basis for a one week period during the month of March. The Company suspended the stock offering window for March 2006 until the final impact of the restatement of the Company’s consolidated financial statements was determined. The Company is planning to open the stock window for fiscal year 2007 in June 2007. During this offering, shares of the Company’s common stock will be available for sale to employees of the Company, pursuant to The PBSJ Corporation Stock Ownership Plan.

The stock window will also allow existing shareholders to offer shares of common stock for sale to the Company. Under the corporate by-laws, the Company has the first right of refusal to purchase these shares. If the Company declines to purchase the offered shares, they are offered to the Employee Profit Sharing and Stock Ownership Plan and Trust (ESOP) and then to all shareholders. The Company believes it will be able to fund purchases it chooses to execute using cash from operations and accessing the revolving credit line facility, if necessary. Should the number of shares offered for sale potentially cause the Company to violate its debt covenants, the Company would restrict the purchase of shares until compliance is achieved. As of April 30th, 2007 there were 6,668,606 shares held by employees with a total value of approximately $162.3 million.

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

4.	Related Party Transactions

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

At the annual meeting of the shareholders held on January 28, 2005, the shareholders approved a proposal to authorize the Company to execute an agreement with Richard Wickett, our former Chairman of the Board from 2002 to February 2005 and former Chief Financial Officer from 1993 to 2004, to allow him to retain his 138,607 shares of the Company’s stock, exclusive of his shares owned through the Company’s Employee Profit Sharing and Stock Ownership Plan and Trust (“ESOP”), upon retirement and offer for sale the shares, in blocks of 46,000, 46,000 and 46,607 shares in February 2005, 2006 and 2007, respectively, at a price determined at the valuation at the fiscal year end immediately preceding the redemption period.

Pursuant to the Company’s by-laws, the Company is permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006 the Company repurchased 46,000 shares and 3,400 shares, respectively, of the Company’s stock from Richard Wickett and Kathryn Wilson in the original principal amounts of $1.2 million and $92,000, respectively. The shares were repurchased for $27.00 per share which represents the September 30, 2004 share price. During the second quarter of 2006, the Company recorded an accrual of $49,400 for the difference between the purchase price and the September 30, 2005 share value of $28.00. The notes currently bear interest at the rate of 7.5% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

On February 13, 2007, the Company repurchased an additional 46,607 shares of the Company’s stock from Richard Wickett in the original principal amount of $1.0 million. The additional shares were purchased for $22.40 which represents 80% of the September 30, 2005 share price, pending completion of the evaluation of the Company’s stock as of September 30, 2006. In fiscal year 2007, the Company recorded a liability for the difference between the purchase price and the September 30, 2006 share value. The 2007 note currently bears interest at the rate of 8.25% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance. The notes are subject to the Company’s right of set off, which permits the Company to set off all claims it may have against the payee against amounts due and owing under the notes.

5.	Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Company’s financial statements for the fiscal year ending September 30, 2009, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on the Company’s consolidated financial statements.

In September 2006, FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is required to adopt the recognition and related disclosure provisions of SFAS 158 for the fiscal year ending September 30, 2007. The Company is also required to adopt the measurement provisions of SFAS 158 for the fiscal year ending September 30, 2009. The Company is still evaluating the impact of this standard on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS 157 will be effective for the Company for the fiscal year ending September 30, 2009. The Company does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 will be effective for the Company for the fiscal year ending September 30, 2008. The Company does not believe the adoption of SAB 108 will have a material impact on its consolidated financial statements.

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

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“ FSP 115-1 and 124-1”) which address the determination as to when an investment is impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 and 124-1 amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 and 124-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 and 124-1 did not have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in the first annual reporting period beginning after December 15, 2005. We early adopted SFAS 154 and have reported and disclosed the correction of errors in our previously reported consolidated financial statements in accordance with SFAS 154. The other reporting and disclosure requirements of SFAS 154 did not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period beginning after December 2005, with early adoption encouraged. We are required to adopt SFAS 123(R) in our first quarter of fiscal year 2007, beginning October 1, 2006. The Company is currently evaluating the impact of adopting SFAS 123(R) on our consolidated financial statements.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which replaced FIN 46. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. We are required to adopt FIN 46R immediately for entities created after December 31, 2003 and at the beginning of fiscal year 2006 for all other entities. The adoption of FIN 46R did not have a material impact on our consolidated financial statements.

6.	Critical Accounting Policies

For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended September 30, 2006 which is being filed simultaneously with this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk through outstanding balances on our variable rate debt. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans, refinancing with fixed rate permanent debt or obtaining cash flow hedges. We do not hold market-risk sensitive instruments for trading purposes. We entered into one derivative financial instrument, a swap agreement, to hedge cash flows related to the LIBOR interest rate risk. On March 10, 2006, our swap expired. We hold no other financial instruments or derivative commodity instruments to hedge any market risk, nor do we currently plan to employ them in the near future. Our adjustable rate mortgage calls for an interest rate based on the 30-day LIBOR plus a margin of .065%. We do not anticipate entering into any additional swap agreements.

The interest rate (4.89% and 4.36% at December 31, 2005 and September 30, 2005, respectively) on our revolving line of credit and mortgage note ranges from LIBOR plus 50 basis points to prime minus 125 basis points, if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. We mitigate interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit or mortgage note. As of December 31, 2005, the fair value of the debt approximates the outstanding principal balance due to the variable rate nature of such instruments.

The interest rates under our revolving line of credit and mortgage note are variable and accordingly we have exposure to market risk. To the extent that we have borrowings outstanding, there is market risk relating to the amount of such borrowings. We estimate that a one-percentage point increase in interest rates for debt outstanding of $7.8 million as of December 31, 2005 would have resulted in additional annualized interest costs of approximately $78,000. This analysis did not consider the impact of the swap since it expired in March 2006. As of April 30, 2007, debt outstanding has increased to $28.2 million primarily due to payments made for client reimbursements under our line of credit. We estimate that a one-percentage point increase in interest rates for this debt would result in additional annualized interest costs of approximately $282,000.

The sensitivity analysis, described above, contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

Item 4.	Controls and Procedures

Attached as exhibits to this Form 10-Q are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2) is a control deficiency, or combinations of control deficiencies, that results in more than a remote risk that a material misstatement in our annual or interim financial statements will not be prevented or detected. The Company identified the following material weaknesses:

1) Entity-Level Controls

The Company did not design and maintain effective entity-level controls as defined in Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This deficiency relates to the risk assessment component of internal control as defined by COSO. Specifically:

The Company did not conduct a formal fraud risk assessment to consider the risk of material misstatements due to fraud, giving consideration to potential fraud schemes, or other internal or external factors such as pressures or incentives affecting the Company. A fraud risk assessment is designed to identify and evaluate fraud risk factors that could enable fraud to occur within the organization. The fraud risk assessment involves an expanded focus on considerations of where fraud risk factors may exist within the entity and the potential fraud schemes that could be perpetrated.

This condition constitutes deficiencies in both the design and operation of entity-level controls.

2) Inadequate Controls Related to the Closing and Financial Reporting Cycles

Several significant deficiencies in the design and operating effectiveness of internal controls over the monthly close, quarterly, and year-end reporting cycles were identified which were considered material weaknesses when aggregated. Specifically, the significant deficiencies include inaccurate and untimely bank reconciliations, reconciliations of year-end journal entries to the general ledger and identification and accounting for loss contracts in progress on a timely basis. The affected accounts include cash, fixed assets, unbilled fees, accounts payable, engineering fees and direct reimbursable expenses.

Status of Remediation of Prior Year and Currently Identified Material Weaknesses

We have implemented several changes to our internal control over financial reporting in response to the material weaknesses identified in our 2005 Form 10-K and those described above. To address the material weaknesses, we have implemented the following procedures:

•	We have emphasized certain controls and improved the controls designed to safeguard our cash assets and have implemented additional segregation of duties.

•	We have enhanced our expertise by hiring new accounting and finance personnel with substantial knowledge of financial accounting principles and procedures

•	We have engaged consultants with significant expertise in the areas of income tax and governmental accounting to advise and provide support in these areas.

•	Controls have been enhanced to restrict access to software, operating systems and Company data along with a review of access privileges.

•	We have begun hiring additional internal audit professionals who will be responsible for performing the fraud risk assessment and monitoring the Company’s internal controls.

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2005, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any system’s design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of a system’s control effectiveness into future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

We maintain a full range of insurance coverages, including workers’ compensation, commercial general liability (which includes property coverage), commercial automobile, and professional liability (which includes pollution coverage). Our professional liability coverage is on a “claims-made basis” meaning the coverage applies to claims made during a policy year regardless of when the causative action took place. All other coverages are “occurrence-basis” meaning that the policy in place when the injury or damage occurred is the policy that responds regardless of when the claim is made. Our professional liability limits per policy year are $45 million with a per claim deductible of $125,000 plus an annual aggregate of $3 million. Based on our experience with claims and lawsuits we believe that the current levels of coverage are adequate for all of our present operational activities although such coverages may not prove to be adequate in all cases. A successful catastrophic claim or aggregate of several large claims in amounts in excess of our insurance coverages in any policy year could have a material adverse effect on our financial position and results of operation.

In July 1998, we entered into an agreement with West Frisco Development Corporation (“WFDC”) to provide various services, among which was a flood plain study to be used by WFDC, the City of Frisco and FEMA. In 2003, the City of Frisco retained the services of a third-party architecture and engineering firm in connection with the extension and widening of Teel Road which lies within the greater drainage basin included in the Company’s original flood plain study. This architecture and engineering firm’s assessment of the flood plain study determined that the Company used incorrect assumptions when calculating the size of the drainage culverts required for the increased development of the area’s transportation infrastructure. Based on this assessment, the Company has entered into negotiations with the City of Frisco to correct the drainage needs to support the Teel Road expansion project. As a result, the Company had recorded an estimated liability of $3.1 million to cover the costs associated with correcting the drainage needs of the Teel Road expansion project. Included in this estimate is the purchase of a parcel of land for $1.5 million, the remaining balance of $1.6 million is reflected in other liabilities in the accompanying condensed consolidated balance sheets as of December 31, 2005.

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

In July 2006, we entered into a settlement agreement with the State of Texas Department of Transportation which resolves all claims that the State of Texas may have had against us for overpayments related to the restatement of overhead rates on billings on or before April 30, 2006 under contracts with that agency based on our payment of approximately $5.4 million and provides for the determination of the appropriate overhead rate for billings after April 30, 2006. In November 2006, we entered into a settlement agreement with the Florida Department of Transportation which resolves all claims that agency may have had against us for the overstatement of rates on billings through September 30, 2005 (and with respect to cost contracts through September 30, 2006) under our contracts with them based on our payment of approximately $12.5 million. This settlement agreement also provided for the determination of the appropriate overhead rate refund for fiscal year 2006 billings under fixed price contracts. The refund amount was finalized in March 2007 and totaled $0.4 million.

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

The settlements described above, excluding those settlements which were paid during the three-month period ended December 31, 2005, are included in the accrued reimbursement liability in the Company’s condensed consolidated balance sheet at December 31, 2005. We are in discussions with our remaining government clients to enter into settlement agreements in order to satisfy any refund obligations, which are in various stages of settlement.

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

In the course of our investigation of the accounting irregularities and misappropriations, it was determined that there were possible violations relating to past political contributions by us and certain of our employees. The United States Attorney’s Office for the Southern District of Florida (Miami) and the Federal Bureau of Investigation have conducted an investigation relating to improper campaign contributions including improper use of political action committees. We produced documents and other information to the government and fully cooperated with the authorities. Criminal charges have been filed against two of the Company’s former chairmen. Authorities have verbally informed the Company’s external legal counsel that unless adverse additional information is discovered they do not intend to charge the Company. At the present time, we believe it is unlikely that criminal charges will be filed against us in this matter, but the authorities are not precluded from bringing charges, and circumstances may change.

The United States Securities & Exchange Commission is also conducting an investigation of the accounting irregularities and misappropriations of funds described above. We are fully cooperating with the investigation and have produced documents and other information to the commission. At the present time, we are unable to predict the likely outcome of this investigation.

ITEM 1A.	Risk Factors

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

In fiscal 2006, we derived approximately 25% of our engineering fees from various districts and departments of the FDOT and the TxDOT under numerous contracts. While we believe the loss of any individual contract would not have a material adverse effect on our results of operations and would not adversely impact our ability to continue work under our other contracts with these clients, the loss of all the FDOT or the TxDOT contracts would have a material adverse effect on our results of operations by causing a material decrease in our engineering fees and profits.

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

There is no public market for our common stock. In order to provide some liquidity to our shareholders, we have historically maintained a limited annual stock offering period, which we call the stock window. The stock window has permitted existing shareholders to offer their shares for sale back to us during a predetermined period at a price determined by an appraisal. Although the stock window is intended to provide some liquidity to shareholders, the aggregate number of shares offered for sale during the stock window may be greater than the aggregate number of shares sought to be purchased by authorized buyers. As a result, sell orders may be prorated, and shareholders may not be able to sell all of the shares they desire to sell during the stock window. We did not open the stock window in fiscal year 2006, and there is no guarantee the stock window will be open or will not be delayed in future periods. Shareholders who desire to sell their shares in the future will only be able to do so if there are authorized buyers willing to purchase such shares during an open stock window.

The ability of shareholders to sell or transfer their common stock is restricted.

Only our employees, directors, and The PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust (“ESOP”) may own our common stock. We have incorporated significant restrictions on the transfer of our common stock which limit our shareholders’ ability to sell their stock. All shares must be initially offered for sale back to us at the price determined by an appraisal. If we decline to purchase the shares, the ESOP Plan may purchase such shares. Should the ESOP Plan decline to purchase the shares, the shareholders may offer their shares for sale to other shareholders who are full-time employees. The other shareholders have the right to purchase such shares based on each shareholder’s proportionate ownership of all issued shares. Because our shares are subject to transfer restrictions, shareholders who desire to sell all their shares may not be able to do so.

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

ITEM 2.	Issuer Purchases of Equity Securities by Issuer and Affiliated Purchasers

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October 1 - October 31	40,136	$28.00	—	—
November 1 - November 30	149,322	$28.00
December 1 - December 31	98,595	$28.00

Total	288,053	$28.00	—	—

(1)	During fiscal 2006, any stock repurchases totaling more than $300,000 were paid to employees at 90% of the total value in cash, and 10% of total value by delivery of a promissory note.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

A list of exhibits to this Report is set forth in the Exhibit Index appearing elsewhere in this Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The PBSJ Corporation
(Registrant)

/s/ John B. Zumwalt
Dated: May 24, 2007	John B. Zumwalt
Chairman and Chief Executive Officer

/s/ Donald J. Vrana
Dated: May 24, 2007	Donald J. Vrana
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a) certification by John B. Zumwalt, III, Chairman and Chief Executive Officer.

31.2	Rule 13a-14(a) certification by Donald J. Vrana, Senior Vice President and Chief Financial Officer.

32	Certification of by John B. Zumwalt, III, Chairman and Chief Executive Officer and Donald J. Vrana, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.