Form 10-Q
period 2006-03-31
PBSJ CORP /FL/
filed 2007-05-25
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

THE PBSJ CORPORATION

Form 10-Q

For the Quarterly Period Ended March, 31 2006

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

THE PBSJ CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except shares and per share amounts)	March 31, 2006	September 30, 2005
Assets:
Current Assets:
Cash and cash equivalents	$20	$22,556
Marketable securities at fair value	680	636
Accounts receivable, net	65,716	67,493
Unbilled fees	74,460	69,658
Assets held for Sale	8,648	9,289
Shareholder subscription receivable	—	4,276
Other current assets	5,326	2,039

Total current assets	154,850	175,947
Property and equipment, net	37,084	36,741
Cash surrender value of life insurance	9,601	9,602
Deferred income taxes	9,879	4,817
Goodwill	17,777	17,736
Intangible assets, net	1,125	1,820
Other assets	1,627	4,984

Total assets	$231,943	$251,647

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued expenses	$55,699	$84,223
Liabilities related to assets held for sale	4,606	4,627
Accrued reimbursement liability	39,253	34,772
Current portion of long-term debt	512	408
Current portion of capital lease obligations	274	341
Accrued vacation	10,308	10,163
Billings in excess of costs	3,997	3,339
Deferred income taxes	24,086	7,568

Total current liabilities	138,735	145,441
Long-term debt, less current portion	7,170	7,425
Capital leases, less current portion	677	512
Deferred compensation	12,363	11,994
Other liabilities	8,149	8,443

Total liabilities	167,094	173,815

Stockholders’ Equity:
Common stock, par value $0.00067, 15,000,000 shares authorized, 7,092,618 and 7,720,527 shares issued and outstanding at March 31, 2006 and September 30, 2005, respectively	5	5
Retained earnings	69,920	82,991
Accumulated other comprehensive loss	(1,908)	(1,957)
Unearned compensation and other	(3,168)	(3,207)

Total stockholders’ equity	64,849	77,832

Total liabilities and stockholders’ equity	$231,943	$251,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PBSJ CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands, except per share amounts)	2006	2005	2006	2005
Earned revenue:
Engineering fees	$133,751	$122,993	$262,217	$250,610
Direct reimbursable expenses	26,550	26,755	50,324	61,881

Net earned revenue	107,201	96,238	211,893	188,729

Costs and expenses:
Direct salaries and direct costs	40,617	36,346	77,921	71,340
General and administrative expenses, including indirect salaries	61,299	51,527	117,706	99,368
Misappropriation loss (recoveries), net	(451)	1,682	(1,749)	3,636
Investigation and related costs	3,335	102	8,115	102

Total costs and expenses	104,800	89,657	201,993	174,446

Operating income	2,401	6,581	9,900	14,283

Other income (expenses):
Interest expense	(484)	(510)	(957)	(1,025)
Other, net	127	24	263	79

Total other income (expenses)	(357)	(486)	(694)	(946)

Income before income taxes	2,044	6,095	9,206	13,337

Provision for income taxes	1,038	2,606	4,672	5,703

Net income	$1,006	$3,489	$4,534	$7,634

Net income per share:
Basic	$0.15	$0.48	$0.66	$1.04

Diluted	$0.14	$0.45	$0.62	$0.98

Weighted average shares outstanding:
Basic	6,776	7,290	6,893	7,341

Diluted	7,247	7,763	7,365	7,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PBSJ CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
(Dollars in thousands)	2006	2005
Cash flows from operating activities:
Net income	$4,534	$7,634
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase (decrease) in cash surrender value of life insurance	371	(376)
Depreciation and amortization	5,282	5,088
Gain on sale of property and equipment	(35)	(12)
Gain from shares recovered	(537)
Provision for bad debt and unbillable amounts	309	40
Provision for deferred income taxes	11,424	8,782
Provision for and amortization of deferred compensation	749	922
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	1,468	(7,851)
(Increase) decrease in unbilled fees and billings in excess of costs	(4,144)	3,974
Decrease in assets held for sale	4,376	—
Increase in other current assets	(3,287)	(3,264)
(Increase) decrease in other assets	(380)	(433)
Decrease in accounts payable and accrued expenses	(30,146)	(10,586)
Decrease in liabilities of assets held for sale	(2,120)	—
Increase in accrued reimbursement liability	4,481	5,268
Increase in accrued vacation	145	354
Decrease in other liabilities	480	(1,042)

Net cash (used in) provided by operating activities	(7,030)	8,498

Cash flows from investing activities:
Investment in life insurance policies	(370)	(280)
Acquisitions and purchase price adjustments, net of cash acquired	(40)	(185)
Purchases of marketable securities	(21)	(40)
Proceeds from the sale of property and equipment	34	16
Purchase of property and equipment	(4,624)	(4,020)

Net cash used in investing activities	(5,021)	(4,509)

Cash flows from financing activities:
Borrowings under line of credit	7,766	76,292
Payments under line of credit	(7,766)	(73,466)
Principal payments under notes and mortgage payable	(152)	13
Principal payments under capital lease obligations	(206)	(320)
Common stock:
Proceeds from sale	4,276	121
Payments for repurchase	(14,403)	(8,451)

Net cash used in financing activities	(10,485)	(5,811)

Net decrease in cash and cash equivalents	(22,536)	(1,822)
Cash and cash equivalents at beginning of period	22,556	1,910

Cash and cash equivalents at end of period	$20	$88

Non-cash investing and financing activities:
Property and equipment financed under capital leases	$331	$236
Change in fair value of marketable securities available for sale	$23	$26
Payable to former shareholders for repurchase of stock	$1,621	$—
Notes payable issued in exchange for shares	$1,335	$—
Cash paid for interest	$99	$126
Cash paid for income taxes	$2,602	$1,936

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the interim period contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of The PBSJ Corporation (the “Company”) as of March 31, 2006 and the results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2005. The accounting policies followed for interim financial reporting are the same as disclosed in Note 1 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. The results of operations for the three-month and six-month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the fiscal year.

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

A reconciliation of the number of shares used in computing basic and diluted earnings per share follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Shares in thousands)	2006	2005	2006	2005
Weighted average shares outstanding - Basic	6,776	7,290	6,893	7,341
Effect of dilutive unvested restricted stock	471	473	472	473

Weighted average shares outstanding - Diluted	7,247	7,763	7,365	7,814

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

Capital Structure

The by-laws of the Company require that common stock held by employee shareholders who terminate employment with the Company be offered for sale at fair market value to the Company, which has right of first refusal. Should the Company decline to purchase the shares, the shares must next be offered to the Company’s profit sharing and employee stock ownership plans at fair market value, and then ultimately to shareholders who are employees of the Company. The by-laws of the Company provide that the fair market value be determined by an appraisal. Other than agreements with certain retired Directors, as of March 31, 2006 and September 30, 2005, there is no outstanding common stock held by individuals no longer employed by the Company.

During the six month period ended March 31, 2006, the Company repurchased stock held by employee shareholders who terminated employment with the Company at a price ranging from $24.00 to $27.00, pending completion of the September 30, 2005 valuation. The September 30, 2005 valuation established the price per share at $28.00. At March 31, 2006, the Company had an accrual of $1.6 million for the stock price differential, included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

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

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), ”Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in the first annual reporting period beginning after December 15, 2005. We early adopted SFAS 154 and have reported and disclosed the correction of errors in our previously reported consolidated financial statements in accordance with SFAS 154. The other reporting and disclosure requirements of SFAS 154 did not have a material impact on our consolidated financial statements.

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

The Company determined corrected overhead rates considering the impact of the misappropriations and considering the impact of additional errors identified. The Company and its advisors have been working with its government clients to finalize the refund amount (See Note 4 for further discussion). The Company estimates that the total refund amount, before any payments, resulting from the overstated overhead rates before payments is approximately $40.6 million through March 31, 2006 ($37.1 million as of fiscal year 2005), including interest that the Company will generally be required to reimburse its government clients. At March 31, 2006 and September 30, 2005, the accrued reimbursement liability was $39.3 million and $34.8 million, respectively, in the accompanying condensed consolidated balance sheets.

Misappropriation Loss, Investigation Related Expenses and Recovery of Assets

The misappropriation loss for the three and six-month periods ended March 31, 2006 previously described is presented net of the gain from recovered assets. All assets recovered during the investigation and not yet liquidated, are classified as assets held for sale in the accompanying condensed consolidated balance sheets and are recorded at estimated fair value, less estimated costs to sell, as of the date recovered. The recovered assets consist of personal homes, condominiums and other real estate, automobiles, funds from bank accounts, jewelry, fine-arts and cash proceeds from the liquidation of personal retirement accounts. Some of the real estate recovered was acquired subject to existing debt, liens or mortgage notes. Such debt is reported as liabilities related to assets held for sale in the accompanying condensed consolidated balance sheets. The Company does not own any other assets held for sale other than those recovered during the investigation. Gain from recovered assets has been recognized at the estimated fair value of the assets recovered, less related debt and estimated costs to sell the assets. The gain from recovered assets is included in misappropriation loss, net of recoveries in the accompanying condensed consolidated statements of operations for the three and six-month periods ended March 31, 2006 and 2005.

In April 2005, approximately 174,000 shares of the Company’s common stock were surrendered. These shares were not included in assets held for sale, as the estimated fair value of such shares was recorded as a reduction of stockholders’ equity. The gain from recovered assets of $4.7 million was included in misappropriation loss, net of recoveries in the third fiscal quarter of 2005. In the second fiscal quarter of 2006, approximately 19,180 shares of the Company’s common stock were surrendered. These shares were not included in assets held for sale, as the estimated fair value of such shares was also recorded as a reduction of stockholders’ equity. The gain on recovery of misappropriated assets of $537,000 was included in misappropriation loss, net of recoveries in the accompanying condensed consolidated statements of operations for the three and six-month periods ended March 31, 2006.

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

The following table sets forth the components of the misappropriation loss and related investigation expenses:

(Dollars in thousands)	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005
Misappropriation loss	$—	$1,682	$—	$3,636
Less: gain from recovered assets	(451)	—	(1,749)	—

Misappropriation loss (recoveries), net	(451)	1,682	(1,749)	3,636

Legal fees related to the investigation	1,173	55	2,864	55
Forensic accounting fees and related costs	1,877	40	4,450	40
Other	285	7	801	7

Investigation and related costs	3,335	102	8,115	102

Total	$2,884	$1,784	$6,366	$3,738

During the three and six month periods ended March 31, 2006, we recorded a gain from recovered assets totaling $451,000 and $1.7 million, respectively. During the three and six month periods ended March 31, 2005, we recorded misappropriation losses of $1.7 million and $3.6 million respectively. Additionally, for the three and six-month periods ended March 31, 2006, we incurred approximately $3.3 million and $8.1 million, respectively, in costs to investigate and quantify the impact of the embezzlement, and in costs related to the recovery and maintenance of certain assets. During the three and six-month periods ended March 31, 2005, we incurred approximately $102,000 in costs. The misappropriation loss, gain from recovered assets, and investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of general and administrative (G&A) costs to total Company G&A costs.

3. Assets Held for Sale

During the course of the investigation into the misappropriations (See Note 2 for further discussion), the Company identified and recovered certain assets acquired by the participants using misappropriated Company funds. Assets recovered during the investigation and not yet liquidated, are classified as assets held for sale in the accompanying condensed consolidated balance sheets and are recorded at estimated fair value less estimated costs to sell. The recovered assets consisted of personal homes, condominiums and other real estate, automobiles, funds from bank accounts, jewelry, fine-arts and cash proceeds from the liquidation of personal retirement accounts. Some of the real estate recovered was acquired subject to existing debt, liens or mortgage notes. Such debt is reported as liabilities of assets held for sale in the accompanying condensed consolidated balance sheets at March 31, 2006.

During the first quarter of fiscal year 2006, the Company recovered additional assets from the investigation with a total estimated fair value of approximately $1.4 million, excluding the gain on shares recovered, which was not subject to debt, liens or mortgage notes.

During the six-month period ended March 31, 2006, the Company sold assets for a total of $5.8 million which were subject to related liabilities of $2.1 million. The Company did not recognize any additional gains or losses related to the sales of these assets since they were recorded at their fair value less estimated costs to sell.

(Dollars in thousands)	March 31, 2006	September 30, 2005
Assets held for sale at estimated fair value	$9,285	$10,180
Less: estimated costs to sell	(637)	(891)

Adjusted fair value of assets held for sale	8,648	9,289
Outstanding mortgage liabilities assumed	(4,606)	(4,627)

Net fair value of assets held for sale	$4,042	$4,662

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

During the remaining six months of fiscal year 2006 and first fiscal quarter of 2007, the Company sold assets for a total of $8.4 million which were subject to related liabilities of $4.6 million. The Company did not recognize any additional gains or losses related to the sales of these assets since they were recorded at their fair value less estimated costs to sell. The Company intends to sell the remaining assets as soon as practicable.

4. Commitments and Contingencies

The Company is obligated under various non-cancelable leases for office facilities, furniture and equipment. Certain leases contain renewal options, escalation clauses and payment of certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties.

As of March 31, 2006, there were various legal proceedings pending against the Company, where plaintiffs allege damages resulting from the Company’s engineering services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract. The Company accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. As of March 31, 2006, the Company had an accrual of approximately $5.7 million for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable and can be reasonably estimated.

In July 1998, we entered into an agreement with West Frisco Development Corporation (“WFDC”) to provide various services, among which was a flood plain study to be used by WFDC, the City of Frisco and FEMA. In 2003, the City of Frisco retained the services of a third-party architecture and engineering firm in connection with the extension and widening of Teel Road which lies within the greater drainage basin included in the Company’s original flood plain study. This architecture and engineering firm’s assessment of the flood plain study determined that the Company used incorrect assumptions when calculating the size of the drainage culverts required for the increased development of the area’s transportation infrastructure. Based on this assessment, the Company has entered into negotiations with the City of Frisco to correct the drainage needs to support the Teel Road expansion project. As a result, the Company had recorded an estimated liability of $3.1 million to cover the costs associated with correcting the drainage needs of the Teel Road expansion project. Included in this estimate is the purchase of a parcel of land for $1.5 million, the remaining balance of $1.6 million is reflected in other liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2006.

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

In January 2007, we reached a settlement agreement with the Department of Justice, Civil Division on behalf of it and all other federal agencies with which we have contracts to resolve all federal claims including claims under the Federal Civil False Claims Act, related to the overstatements of overhead rates on our contracts with federal agencies. The agreement requires approximately $6.5 million of reimbursement payments for all contract amounts through September 30, 2005 which was paid in January 2007.

The settlements described above, excluding settlements paid in the six-month period ended March 31, 2006, are included in the accrued reimbursement liability in the Company’s condensed consolidated financial statements at March 31, 2006. We are in discussions with our remaining government clients to enter into settlement agreements in order to satisfy any refund obligations, which are in various stages of settlement.

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

5. Income Taxes

The income tax provisions were $1.0 million and $2.6 million, and $4.7 million and $5.7 million, or effective tax rates of 50.8% and 42.8%, and 50.7% and 42.8%, for the three and six-month periods ended March 31, 2006 and 2005, respectively.

For the past several years, the Company has generated research and development tax credits related to certain qualifying costs. The qualifying costs relate primarily to the Company’s project costs which management believes involved technical uncertainty. These research and development costs were incurred by the Company in the course of providing services generally under long-term client projects, thereby creating costs associated with recognizable revenue under the project. Because the Company has been unable to utilize the entire amount of research and development tax credits it has generated each year, the condensed consolidated balance sheets reflect a deferred tax asset of $5.6 million and $5.5 million as of March 31, 2006 and September 30, 2005, respectively, for the unused research and development tax credit carry forwards. The credits will expire beginning 2017 through 2022.

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

Financial information relating to the Company’s operations by segment is as follows:

(Dollars in thousands)	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
Three Months Ended March 31, 2006
Engineering fees	$52,294	$22,201	$28,889	$30,367	$133,751
Net earned revenue	40,532	18,495	23,758	24,416	107,201
Operating income	1,481	670	311	(61)	2,401
Depreciation and amortization	948	325	683	689	2,645
Total assets	87,820	38,304	53,786	52,033	231,943
Purchases of property and equipment	1,000	479	612	638	2,729

Three Months Ended March 31, 2005
Engineering fees	$51,087	$20,791	$23,250	$27,865	$122,993
Net earned revenue	38,691	16,578	17,691	23,278	96,238
Operating income	4,663	1,549	(1,133)	1,502	6,581
Depreciation and amortization	948	317	689	666	2,620
Total assets	77,766	32,773	52,493	42,728	205,760
Purchases of property and equipment	758	349	521	492	2,120

(Dollars in thousands)	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
Six Months Ended March 31, 2006
Engineering fees	$99,282	$43,304	$60,807	$58,824	$262,217
Net earned revenue	76,966	36,005	51,397	47,525	211,893
Operating income	3,892	1,130	4,689	189	9,900
Depreciation and amortization	1,857	656	1,364	1,405	5,282
Total assets	87,820	38,304	53,786	52,033	231,943
Purchases of property and equipment	1,650	815	1,045	1,114	4,624

Six Months Ended March 31, 2005
Engineering fees	$94,718	$39,916	$63,934	$52,042	$250,610
Net earned revenue	72,806	31,209	41,677	43,037	188,729
Operating income	7,707	2,017	2,591	1,968	14,283
Depreciation and amortization	1,859	614	1,301	1,314	5,088
Total assets	77,766	32,773	52,493	42,728	205,760
Purchases of property and equipment	1,453	664	946	957	4,020

7. Long-Term Debt

(Dollars in thousands)	March 31, 2006	September 30, 2005
Line of credit	$—	$—
Mortgage note payable due in monthly installments starting on April 16, 2001, with interest, collateralized by real property; unpaid principal due March 16, 2011. Interest at LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points (5.43% and 4.51% at March 31, 2006 and September 30, 2005, respectively).	7,681	7,833
Capital lease obligations	952	853

	8,633	8,686
Less current portion of long-term debt	512	408
Less current portion of capital lease obligations	274	341

Long-term debt and capital lease obligations	$7,847	$7,937

The Company has a $58 million line of credit agreement, inclusive of $10 million in letters of credit, with Bank of America, N.A. (the “Bank”). The expiration date on the line of credit is June 30, 2008. The letters of credit reduce the maximum amount available for borrowing. As of March 31, 2006 and September 30, 2005, the Company had letters of credit outstanding totaling $5.4 million and $3.4 million, respectively. No amounts have been drawn on any of these letters of credit. As a result of this issuance of these letters of credit, the maximum amount available for borrowing under the line of credit was $52.6 million and $54.6 million as of March 31, 2006 and September 30, 2005, respectively.

The interest rate (5.33% and 4.36% at March 31, 2006 and September 30, 2005, respectively) ranges from LIBOR plus 50 basis points to Prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to Prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including minimum levels of net worth, a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The Company was in compliance with or obtained a waiver of default of the line of credit financial covenants as of September 30, 2006. The line of credit is collateralized by substantially all of the Company’s assets.

On March 19, 2001, the Company entered into a mortgage note with an original principal amount of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 5.43% and 4.51% at March 31, 2006 and September 30, 2005, respectively. We used an interest rate swap (“the Swap”) agreement in order to minimize the adverse impact of the floating interest rate characteristics of the Company’s long term debt obligations. The swap converts the floating interest rate on the note payable to a fixed rate of 6.28%. On March 16, 2006, the Company’s swap expired. Our adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%. The mortgage agreement contains clauses requiring the maintenance of various covenants and financial ratios. The mortgage note is collateralized by the office building located in Maitland, Florida. The Bank has provided us a waiver of default caused by our failure to deliver to the Bank audited financial statements for fiscal year 2006 and unaudited financial statements for the quarters ended December 31, 2006 and March 31, 2007, so long as the fiscal year 2006 financial statements are delivered to the Bank no later than May 31, 2007 and the quarterly statements are delivered no later than September 30, 2007. The bank has also provided a waiver of the minimum net worth covenant for fiscal year 2006 and all periods in fiscal year 2007.

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

The components of all the comprehensive income are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2006	2005	2006	2005
Net Income	$1,006	$3,489	$4,534	$7,634
Other comprehensive income:
Unrealized gain (loss) on available for sale marketable securities held for sale, net of tax	16	(2)	14	16
Unrealized gain (loss) on interest rate swap, net of tax	14	(2)	35	63
Minimum pension liability adjustment, net of tax	—	(49)	—	(98)

Total comprehensive income	$1,036	$3,436	$4,583	$7,615

9. Goodwill and Other Intangibles Assets

The changes in the carrying amounts of goodwill by segment for the six-month period ended March 31, 2006 are as follows:

	Six Months Ended March 31, 2006
(Dollars in thousands)	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
Goodwill, beginning of period	$3,650	$—	$2,641	$11,445	$17,736
Other purchase price adjustments	41	—	—	—	41

Goodwill, end of period	$3,691	$—	$2,641	$11,445	$17,777

The Company’s intangibles assets consisted of the following:

	Estimated Useful Lives	March 31, 2006
(Dollars in thousands)		Gross Carrying Amount	Accumulated Amortization
Client list	10 years	$1,453	$739
Backlog	3 years	1,799	1,656
Website	7 years	200	95
Pension intangible asset	6 years	1,946	1,783

		$5,398	$4,273

	Estimated Useful Lives	September 30, 2005
(Dollars in thousands)		Gross Carrying Amount	Accumulated Amortization
Client list	10 years	$1,453	$607
Client name recognition	2 years	100	100
Backlog	3 years	1,799	1,269
Website	7 years	200	81
Pension intangible asset	6 years	1,946	1,621

		$5,498	$3,678

10. Acquisitions

On April 30, 2006, we acquired 100% of the stock of EIP Associates (“EIP”) for $6.0 million, net of cash acquired of $15,000, comprised of $5.5 million in cash, $334,000 accrued additional purchase price and $200,000 held in escrow. The purchase price was allocated to the respective assets and liabilities based on their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $9.0 million, including approximately $1.5 million of intangible assets and $3.7 million of goodwill, none of which is deductible for tax purposes, and liabilities of $3.9 million. The weighted average amortization period for the identifiable intangible assets is 2.8 years. EIP specializes in environmental, urban planning, water resource planning and natural resources in California.

The primary factor that contributed to a purchase price that resulted in the recognition of goodwill in our acquisition is the intellectual capital of the skilled professionals and senior technical personnel associated with the acquired entities which does not meet the criteria for recognition as an asset apart from goodwill. The results of operations of the above acquisition are included from the date of each acquisition. The pro forma impact of these acquisitions are not material to reported historical operations.

11. Retirement Plans

The Company uses a September 30 measurement date for its plans. The following table provides a summary of the Company’s periodic costs:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2006	2005	2006	2005
Service benefits earned during period	$185	$162	$370	$486
Interest cost on projected benefit obligation	173	160	346	480
Amortization:
Prior service cost	81	81	162	243
Net loss from past experience	99	91	198	273

Net periodic pension expense	$538	$494	$1,076	$1,482

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

1. Results of Operations

The following table sets forth the percentage of net earned revenue represented by the items in our condensed consolidated statements of operations for the three-month and six-month periods ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Engineering fees	124.8%	127.8%	123.7%	132.8%
Direct reimbursable expenses	24.8	27.8	23.7	32.8

Net earned revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Direct salaries and direct costs	37.9	37.8	36.8	37.8
General and administrative expenses, including indirect salaries	57.2	53.5	55.5	52.7
Misappropriation loss	(0.4)	1.7	(0.8)	1.9
Investigation and related costs	3.1	0.1	3.8	0.1

Operating income	2.2	6.9	4.7	7.5
Interest expense	(0.5)	(0.5)	(0.5)	(0.5)
Other, net	0.1	—	0.1	—

Income before income taxes	1.8	6.4	4.3	7.0
Provision for income taxes	1.0	2.7	2.2	3.0

Net income	0.8%	3.7%	2.1%	4.0%

A summary of our operating results for the three-month and six-month periods ended March 31, 2006 and 2005 is as follows:

(Dollars in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Engineering fees	$133,751	$122,993	$262,217	$250,610
Direct reimbursable expenses	26,550	26,755	50,324	61,881

Net earned revenue	107,201	96,238	211,893	188,729

Costs and expenses:
Direct salaries and direct costs	40,617	36,346	77,921	71,340
General and administrative expenses, including indirect salaries	61,299	51,527	117,706	99,368
Misappropriation loss	(451)	1,682	(1,749)	3,636
Investigation and related costs	3,335	102	8,115	102

Operating income	2,401	6,581	9,900	14,283
Interest expense	(484)	(510)	(957)	(1,025)
Other, net	127	24	263	79

Income before income taxes	2,044	6,095	9,206	13,337
Provision for income taxes	1,038	2,606	4,672	5,703

Net income	$1,006	$3,489	$4,534	$7,634

Overview

Business Overview

We provide services to both private and public sector clients, with the public sector comprising approximately 75% of our revenues. Our business is divided in four segments, consisting of Transportation, Civil Engineering, Construction Management and Environmental. During the six-month period ended March 31, 2006, the Company experienced a 4.6% growth in engineering fees. All segments, except Civil Engineering, experienced increases in engineering fees. The increase in engineering fees for the Transportation Services segment was due to new projects and additional assignments from the TxDOT. The growth in the Construction Management segment was due primarily to additional work with Georgia and Florida DOT’s. The Civil Engineering segment experienced a decrease in engineering fees resulting from the winding down of the hurricanes disaster response projects that hit Florida in calendar years 2005 and 2004. Our Environmental Services benefited from contracts with FEMA and the State of Georgia and the California Department of Water Resources. The Company’s backlog at the end of March 31, 2006 was approximately at the same volume as at the end of September 30, 2005.

We earn revenue for time spent on projects, in addition to certain direct reimbursable expenses of our projects, such as travel and lodging, blueprints and sub-contractor expenses. The fluctuation in direct reimbursable expenses, specifically sub-contractor costs, including travel and lodging, will influence the fluctuation of our net earned revenue (“NER”). For instance, our Civil Engineering segment experienced a significant decrease in direct reimbursable expenses during the six-month period ended March 31, 2006, as compared to the same period in 2005, resulting from a reduction in subcontractors’ costs, including travel and lodging, related to the debris removal from the Florida hurricanes in calendar 2004 and 2005. As a result, our Civil Engineering segment’s NER grew at a greater rate than its engineering fees, because more work was being performed by our in-house technical professionals.

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

The accounting policies of the segments are the same as those described in the notes to the accompanying condensed consolidated financial statements. We evaluate performance based on operating income (loss) of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for the three and six-month period ended March 31, 2006 as compared to 2005.

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

	Three Months Ended March 31,				Six Months Ended March 31,
	2006	% of NER	2005	% of NER	2006	% of NER	2005	% of NER
Transportation Services
Engineering fees	$52,294	129.0%	$51,087	132.0%	$99,282	129.0%	$94,718	130.1%
Direct reimbursable expenses	11,762	29.0	12,396	32.0	22,316	29.0	21,912	30.1

Net earned revenues (NER)	40,532	100.0	38,691	100.0	76,966	100.0	72,806	100.0
Direct salaries and direct costs	15,139	37.4	14,570	37.7	28,090	36.5	27,455	37.7
Indirect salaries	8,387	20.7	6,880	17.8	15,978	20.8	14,041	19.3
General and administrative costs	14,446	35.6	11,940	30.9	26,734	34.7	22,251	30.6
Misappropriation loss	(179)	(0.4)	601	1.6	(624)	(0.8)	1,315	1.8
Investigation and related costs	1,258	3.1	37	0.1	2,896	3.8	37	0.1

Total costs and expenses	39,051	96.3	34,028	87.9	73,074	94.9	65,099	89.4

Operating income	$1,481	3.7%	$4,663	12.1%	$3,892	5.1%	$7,707	10.6%

Construction Management
Engineering fees	$22,201	120.0%	$20,791	125.4%	$43,304	120.3%	$39,916	127.9%
Direct reimbursable expenses	3,706	20.0	4,213	25.4	7,299	20.3	8,707	27.9

Net earned revenues (NER)	18,495	100.0	16,578	100.0	36,005	100.0	31,209	100.0
Direct salaries and direct costs	7,503	40.6	6,732	40.6	14,239	39.5	13,001	41.7
Indirect salaries	2,964	16.0	2,518	15.2	6,307	17.5	5,417	17.4
General and administrative costs	6,852	37.0	5,486	33.1	13,206	36.7	10,157	32.5
Misappropriation loss	(78)	(0.4)	276	1.7	(308)	(0.9)	600	1.9
Investigation and related costs	584	3.2	17	0.1	1,431	4.0	17	0.1

Total costs and expenses	17,825	96.4	15,029	90.7	34,875	96.9	29,192	93.5

Operating income	$670	3.6%	$1,549	9.3%	$1,130	3.1%	$2,017	6.5%

Civil Engineering
Engineering fees	$28,889	121.6%	$23,250	131.4%	$60,807	118.3%	$63,934	153.4%
Direct reimbursable expenses	5,131	21.6	5,559	31.4	9,410	18.3	22,257	53.4

Net earned revenues (NER)	23,758	100.0	17,691	100.0	51,397	100.0	41,677	100.0
Direct salaries and direct costs	9,066	38.2	6,919	39.1	19,143	37.2	15,795	37.9
Indirect salaries	5,013	21.1	3,304	18.7	9,203	17.9	7,941	19.1
General and administrative costs	8,726	36.7	8,159	46.1	16,924	32.9	14,471	34.7
Misappropriation loss	(98)	(0.4)	418	2.4	(395)	(0.8)	855	2.1
Investigation and related costs	740	3.1	24	0.1	1,833	3.6	24	0.1

Total costs and expenses	23,447	98.7	18,824	106.4	46,708	90.9	39,086	93.8

Operating income (loss)	$311	1.3%	$(1,133)	(6.4)%	$4,689	9.1%	$2,591	6.2%

Environmental Services
Engineering fees	$30,367	124.4%	$27,865	119.7%	$58,824	123.8%	$52,042	120.9%
Direct reimbursable expenses	5,951	24.4	4,587	19.7	11,299	23.8	9,005	20.9

Net earned revenues (NER)	24,416	100.0	23,278	100.0	47,525	100.0	43,037	100.0
Direct salaries and direct costs	8,909	36.5	8,125	34.9	16,449	34.6	15,089	35.1
Indirect salaries	5,875	24.1	5,500	23.6	11,302	23.8	10,446	24.3
General and administrative costs	9,036	37.0	7,740	33.3	18,052	38.0	14,644	34.0
Misappropriation loss	(96)	(0.4)	387	1.7	(422)	(0.9)	866	2.0
Investigation and related costs	753	3.1	24	0.1	1,955	4.1	24	0.1

Total costs and expenses	24,477	100.2	21,776	93.5	47,336	99.6	41,069	95.4

Operating income (loss)	$(61)	(0.2)%	$1,502	6.5%	$189	0.4%	$1,968	4.6%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Engineering Fees

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005	$ Change	% Change
Transportation Services	$52,294	$51,087	$1,207	2.4%
Construction Management	22,201	20,791	1,410	6.8%
Civil Engineering	28,889	23,250	5,639	24.3%
Environmental Services	30,367	27,865	2,502	9.0%

Total Engineering Fees	$133,751	$122,993	$10,758	8.7%

Engineering fees for the three-month period ended March 31, 2006, were $133.8 million compared to $123.0 million in the same period in 2005, representing an 8.7% increase. Substantially all of the increase was in the Civil Engineering, Environmental Services and Construction Management segments.

In the Transportation Services segment, engineering fees increased 2.4% to $52.3 million in the three-month period ended March 31, 2006 from $51.1 million in the same period in 2005. The increase included new projects and additional assignments on existing contracts awarded by the Texas DOT in the Central Region, partly offset with decreases in work assignments with the Nevada DOT in the Western Region.

Engineering fees in our Construction Management segment increased 6.8% to $22.2 million in the three-month period ended March 31, 2006 from $20.8 million in the same period in 2005. The increase is due to additional work with existing customers in the Southeast Region, including Georgia and Florida DOTs. In addition, the Construction Management segment experienced significant growth in their Construction Consulting practice.

Engineering fees in our Civil Engineering segment increased 24.3% to $28.9 million in the three-month period ended March 31, 2006 from $23.3 million in the same period in 2005. During the three-month period ended March 31, 2006, the Civil Engineering segment experienced a significant increase in engineering fees resulting from the addition of several large lump sum contracts with the Department of Defense. This increase in engineering fees was partly offset by the winding down of work related to the administration and management of debris removal from the large response projects related to the calendar years 2004 and 2005 hurricanes.

Our Environmental Services segment experienced growth in its engineering fees for the three-month period ended March 31, 2006 as compared to the same period in 2005. Engineering fees increased 9.0% to $30.4 million in the three-month period ended March 31, 2006 from $27.9 million in the same period in 2005. The increase is primarily attributable to organic growth, including two significant new contracts with FEMA and the State of Georgia and a new contract with the California Department of Water Resources. To a lesser extent, engineering fees increased as a result of the LWC acquisition, which was acquired on February 1, 2005. The current quarter impact of the LWC acquisition was approximately $556,000.

Net Earned Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005	$ Change	% Change
Transportation Services	$40,532	$38,691	$1,841	4.8%
Construction Management	18,495	16,578	1,917	11.6%
Civil Engineering	23,758	17,691	6,067	34.3%
Environmental Services	24,416	23,278	1,138	4.9%

Total Net Earned Revenues	$107,201	$96,238	$10,963	11.4%

Net earned revenue (“NER”) was $107.2 million during the three-month period ended March 31, 2006 as compared to $96.2 million for the same period in 2005, representing an increase of 11.4%. This increase was directly related to the increase in engineering fees, as previously explained and a very slight reduction in direct reimbursable expenses, which is explained below.

	Three Months Ended March 31,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$11,762	29.0%	$12,396	32.0%
Construction Management	3,706	20.0%	4,213	25.4%
Civil Engineering	5,131	21.6%	5,559	31.4%
Environmental Services	5,951	24.4%	4,587	19.7%

Total Direct Reimbursable Expenses	$26,550	24.8%	$26,755	27.8%

The change in our NER is affected by the fluctuation in our direct reimbursable expenses. Direct reimbursable expenses is primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints and equipment where the Company is responsible for procurement and management of such cost components on behalf of the Company’s clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up. As a percentage of NER, direct reimbursable expenses decreased by 3.0% to 24.8% for the three-month period ended March 31, 2006 from 27.8% in the same period in 2005. The decrease was driven by the Civil Engineering, Construction Management and Transportation Services segments. This decrease was partially offset by an increase experienced by the Environmental Services segment.

Direct reimbursable expenses for our Transportation Services segment decreased as a percentage of NER by 3.0% to 29.0% for the three-month period ended March 31, 2006 from 32.0% in the same period in 2005. This decrease is due primarily to a reduction of subcontractors during the current quarter.

In our Construction Management segment, direct reimbursable expenses as a percentage of NER decreased by 5.4% to 20.0% in the three-month period ended March 31, 2006 from 25.4% in the same period in 2005. This decrease was primarily due to a market shift from direct reimbursable projects to more lump sum and all-inclusive billing rates contracts in the Central and Southeast regions. The shift started in fiscal year 2005 and has continued during the current fiscal quarter.

Direct reimbursable expenses in the Civil Engineering segment decreased as a percentage of NER by 9.8% to 21.6% in the three-month period ended March 31, 2006 from 31.4% in the same period in 2005. The decrease was primarily due to a reduction in subcontractors costs related to debris removal from the Florida hurricanes in calendar 2004 and 2005. In Fiscal year 2005, the Civil Engineering segment incurred significant subcontractors’ costs and travel and lodging costs for the hundreds of employees overseeing debris removal in the areas affected by the disasters.

Our Environmental Services segment experienced an increase of 29.7% in direct reimbursable expenses for the three-month period ended March 31, 2006 when compared to the same period in 2005. As a percentage of NER, direct reimbursable expenses increased by 4.7% to 24.4% for the three-month period ended March 31, 2006 from 19.7% in the same period in 2005. This increase was due primarily to the use of subcontractors required with the contracts acquired with the LWC acquisition and the new contract with the Department of Water Resources in the State of California, as previously stated.

Operating Income (loss)

	Three Months Ended March 31,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$1,481	3.7%	$4,663	12.1%
Construction Management	670	3.6%	1,549	9.3%
Civil Engineering	311	1.3%	(1,133)	-6.4%
Environmental Services	(61)	-0.2%	1,502	6.5%

Total Operating Income	2,401	2.2%	6,581	6.8%

Misappropriation Loss (Recoveries) and Investigation and Related Costs, net	2,884	2.7%	1,784	1.9%

Total Operating Income before Misappropriation Loss and Investigation and Related Costs, net	$5,285	4.9%	$8,365	8.7%

Operating income was $2.4 million in the three-month period ended March 31, 2006 as compared to $6.6 million in the same period in 2005 representing a decrease of 63.5%. The decrease in total operating income is primarily the result of an increase in investigation and related costs of $3.2 million partially offset by an increase in gains from recovered assets of $451,000 and a reduction in misappropriation loss of $1.7 million for the three-month period ended March 31, 2005. Also contributing to the decrease in operating income is an increase in indirect salaries from time spent on business development and lower chargeability from acquisitions. All segments, except for the Civil Engineering segment, had decreases in operating income in the three-month period ended March 31, 2006 as compared to the same period in 2005. Operating income, as a percentage of NER, decreased by 4.6% to 2.2% in the three-month period ended March 31, 2006 from 6.8% in the same period in 2005. All segments, except the Civil Engineering segment, also experienced decreases in operating income as a percentage of NER, in the three-month period ended March 31, 2006 as compared to the same period in 2005.

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

Operating income before misappropriation loss and investigation and related costs, net was $5.3 million for the three-month period ended March 31, 2006 as compared to $8.4 million for the same period in 2005, representing a decrease of 36.8%. Operating income before misappropriation loss and related costs, net, as a percentage of NER, decreased by 3.8% to 4.9% in the three-month period ended March 31, 2006 from 8.7% in the same period in 2005. Misappropriation loss and investigation and related costs, net are treated as corporate overhead costs, and as such, are allocated to each respective segment. The allocation is based on the segments’ proportionate share of general and administrative (“G&A”) costs to total Company G&A costs.

As a percentage of NER, the Transportation Services segment’s operating income decreased by 8.4% to 3.7% in the three-month period ended March 31, 2006 from 12.1% in the same period in 2005. This decrease was primarily driven by lower multiplier on some contracts and the increase in misappropriation loss and investigation and related costs, net. As a percentage of NER, the Transportation Services segment’s operating income before misappropriation loss and investigation and related costs, net decreased by 7.4% to 6.3% in the three-month period ended March 31, 2006 from 13.7% in the same period in 2005. This decrease experienced by the Transportation Services segment was driven by lower multipliers on some contracts.

The Construction Management segment experienced a decrease in operating income of 131.2% in the three-month period ended March 31, 2006 when compared to the same period in 2005. This decrease is primarily driven by the increase in misappropriation loss and investigation and related costs, net. The Construction Management segment experienced a decrease in operating income before misappropriation loss and related costs, net, of 36.2% in the three-month period ended March 31, 2006 when compared to the same period in 2005. Factors contributing to the decrease include expenditures incurred in marketing and business development in the West and Southeast regions and additional costs incurred in promoting safety initiatives throughout this segment.

As a percentage of NER, the Civil Engineering segment’s operating income was $311,000 for the three-month period ended March 31, 2006 as compared to a loss of $1.1 million in the same period in 2005. This increase was primarily driven by additional contracts with the Department of Defense, offset by an increase in misappropriation loss and investigation and related costs, net. As a percentage of NER, the Civil Engineering segment’s operating income before misappropriation loss and investigation and related costs, was $ 1.0 million for the three-month period ended March 31, 2006 as compared to a loss of $ 0.7 million in the same period in 2005. This significant improvement resulted from the work that was generated from the addition of the lump sum contracts with the Department of Defense, as previously explained.

The Environmental Services segment’s operating income decreased to a loss of $61,000 for the three-month period ended March 31, 2006 from operating income of $1.5 million in the same period in 2005. This decrease was primarily driven by decreased chargeability and the increase in misappropriation loss and investigation and related costs, net. The Environmental Services segment experienced a decrease in operating income before misappropriation loss and investigation and related costs, net of 68.8% for the three-month period ended March 31, 2006 when compared to the same period in 2005. This decrease was primarily due to decreased chargeability, partially due to the transition of the LWC acquisition and expenditures for marketing and business development.

Costs

Costs consist principally of direct salaries that are chargeable to clients and overhead and general and administrative expenses.

Direct Salaries and Direct Costs

	Three Months Ended March 31,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$15,139	37.4%	$14,570	37.7%
Construction Management	7,503	40.6%	6,732	40.6%
Civil Engineering	9,066	38.2%	6,919	39.1%
Environmental Services	8,909	36.5%	8,125	34.9%

Total Direct Salaries and Direct Costs	$40,617	37.9%	$36,346	37.8%

Direct salaries and direct costs primarily includes direct salaries and to a lesser extent unreimburseable direct costs. Direct salaries and direct costs were $40.6 million for the three-month period ended March 31, 2006, as compared to $36.3 million for the same period in 2005, representing an increase of 11.8%. This increase is directly related to the increase in engineering fees. As a percentage of NER, direct salaries and direct costs increased slightly by 0.1% to 37.9% for the three-month period ended March 31, 2006 from 37.8% in the same period in 2005.

The Transportation Services segment experienced an increase in direct salaries and direct costs of 3.9% to $15.1 million in the three-month period ended March 31, 2006 compared to $14.6 million in the same period in 2005. However, as a percentage of NER, direct salaries and direct costs decreased slightly by 0.3% to 37.4% in the three-month period ended March 31, 2006 from 37.7% in the same period in 2005, reflecting improvements in capturing labor billable costs to clients.

Direct salaries and direct costs in the Construction Management segment increased 11.5%. This increase is in line with the growth in NER for the three-month period ended March, 31, 2006 as compared to the same period in 2005. This is primarily due to increased chargeability and profitability resulting from the shifting of direct reimbursable projects to lump sum and all-inclusive billing rates contracts in the Central and Southeast regions, as previously explained.

Direct salaries and direct costs in the Civil Engineering segment increased 31.0%, and as a percentage of NER, direct salaries and direct costs decreased by 0.9% to 38.2% in the three-month period ended March 31, 2006 from 39.1% in the same period in 2005. This was due primarily to the higher profitability of the lump sum contracts with the Department of Defense, as previously explained.

Direct salaries and direct costs in the Environmental Services segment increased 9.6%, and as a percentage of NER, direct salaries increased by 1.6% to 36.5% in the three-month period ended March 31, 2006 from 34.9% in the same period in 2005. This increase was due primarily to the professional staff added with the acquisition of LWC, as previously explained.

General and Administrative Costs, including Indirect Salaries

The other component of costs is indirect costs, which include indirect salaries, and general and administrative costs.

	Three Months Ended March 31,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$8,387	20.7%	$6,880	17.8%
Construction Management	2,964	16.0%	2,518	15.2%
Civil Engineering	5,013	21.1%	3,304	18.7%
Environmental Services	5,875	24.1%	5,500	23.6%

Total Indirect Salaries	$22,239	20.7%	$18,202	18.9%

Indirect salaries increased 22.2% to $22.2 million in the three-month period ended March 31, 2006 from $18.2 million in the same period in 2005. Indirect salaries as a percentage of NER increased by 1.8% to 20.7% in the three-month period ended March 31, 2006 from 18.9% in the same period in 2005.

Indirect salaries for the Transportation Services segment increased 21.9% to $8.4 million in the three-month period ended March 31, 2006 from $6.9 million in the same period in 2005. Transportation Services experienced an increase in indirect salaries, as a percentage of NER, of 2.9% in the three-month period ended March 31, 2006 to 20.7% from 17.8% in the same period in 2005. This increase was primarily due to time spent on marketing and business development.

The Construction Management segment experienced an increase in indirect salaries of 17.7% to $3.0 million in the three-month period ended March 31, 2006 from $2.5 million in the same period in 2005. As a percentage of NER, indirect salaries increased by 0.8% to 16.0% in the three-month period ended March 31, 2006 as compared to 15.2% in the same period in 2005. The increase in indirect salaries was due primarily to the additional expenditure incurred in marketing and business development in the West and Southeast Regions.

Indirect salaries for the Civil Engineering segment increased 51.7% to $5.0 million in the three-month period ended March 31, 2006 from $3.3 million in the same period in 2005. As a percentage of NER, indirect salaries increased by 2.4% to 21.1% in the three-month period ended March 31, 2006 from 18.7% in the same period in 2005. This increase resulted from additional time spent on business development.

The Environmental Services segment experienced an increase in indirect salaries of 6.8% to $5.9 million in the three-month period ended March 31, 2006 from $5.5 million in the same period in 2005. As a percentage of NER, indirect salaries increased by 0.5% to 24.1% in the three-month period ended in March 31, 2006 as compared to 23.6% in the same period in 2005. The increase in indirect salaries was primarily due to decreased chargeability partially due to the transition of the LWC acquisition and additional focus on marketing and business development.

	Three Months Ended March 31,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$14,446	35.6%	$11,940	30.9%
Construction Management	6,852	37.0%	5,486	33.1%
Civil Engineering	8,726	36.7%	8,159	46.1%
Environmental Services	9,036	37.0%	7,740	33.3%

Total General & Administrative Costs	$39,060	36.4%	$33,325	34.6%

General and administrative (“G&A”) costs increased 17.2%, to $39.1 million for the three-month period ended March 31, 2006 from $33.3 million in the same period in 2005. G&A, as a percentage of NER, increased by 1.8% to 36.4% in the three-month period ended March 31, 2006 from 34.6% in the same period in 2005. All segments except Civil Engineering experienced increases in G&A as a percentage of NER for the three-month period ended March 31, 2006 as compared to the same period in 2005. The majority of the increase is primarily related to increased medical insurance premiums and flex benefits of $1.8 million, legal settlements and fees of $1.6 million, rent expense for real estate of $0.5 million, payroll taxes of $0.7 million, and incentive compensation of $1.3 million. We also incurred additional expenses for travel and related expenses, bad debt expense, business development, professional fees, equipment and vehicle leases and related expenses and software and computer supplies. These costs are generally considered corporate costs which benefit all segments and are allocated to the respective segments based on the individual segments’ proportionate share of G&A costs as compared to total Company G&A costs.

Misappropriation Loss and Investigation and Related Costs

As described elsewhere in this Form 10-Q, we have recorded $1.7 million in adjustments to disclose the effect of misappropriations of company assets for the three month period ended March 31, 2005. For the three month period ended March 31, 2006 we have recorded a gain of $0.5 million. During the three-month periods ended March 31, 2006 and 2005 we have incurred approximately $3.3 million and $0.1 million, respectively in costs to investigate and quantify the impact of the embezzlement, and in costs related to the recovery and maintenance of certain assets. The misappropriation loss, recorded gain from recovered assets, and the investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of G&A costs to total Company G&A costs.

Six months Ended March 31, 2006 Compared to Six months Ended March 31, 2005

Engineering Fees

	Six Months Ended March 31,
(Dollars in thousands)	2006	2005	$ Change	% Change
Transportation Services	$99,282	$94,718	$4,564	4.8%
Construction Management	43,304	39,916	3,388	8.5%
Civil Engineering	60,807	63,934	(3,127)	-4.9%
Environmental Services	58,824	52,042	6,782	13.0%

Total Engineering Fees	$262,217	$250,610	$11,607	4.6%

Engineering fees for the six-month period ended March 31, 2006, increased $11.6 million to $262.2 million compared to $250.6 million in the same period in 2005. The Environmental Services, Construction Management and Transportation Services segments experienced increases in engineering fees for the six-month period ended March 31, 2006. These increases were partly offset by a decrease experienced by the Civil Engineering segment.

In the Transportation Services segment, engineering fees increased by 4.8% to $99.3 million in the six-month period ended March 31, 2006 from $94.7 million in the same period in 2005. The Transportation Services segment increase in revenue resulted from new projects and additional assignments on existing contracts awarded by the Texas DOT (“TxDOT”) in the Central Region. This increase was partly offset by decreases in work assignments with the Nevada DOT in the Western Region.

Engineering fees from our Construction Management segment increased 8.5% to $43.3 million in the six-month period ended March 31, 2006 from $39.9 million in the same period in 2005. The increase is due to additional work with existing customers in the Southeast Region, including Georgia and Florida DOTs. In addition, the Construction Management segment experienced significant growth in their Construction Consulting practice. This increase was partly offset by the winding down of the disaster hurricanes projects that hit Florida in calendar years 2004 and 2005 and jobs ending in Arkansas and Texas.

Engineering fees from Civil Engineering services decreased 4.9% to $60.8 million in the six-month period ended March 31, 2006 from $63.9 million in the same period in 2005. The decrease in engineering fees was due primarily to the winding down of work related to the hurricane response projects that hit Florida in calendar years 2004 and 2005. In the six-month period ended March 31, 2005, the Civil Engineering segment greatly benefited from the management and administration of debris removal in the areas affected by the hurricanes. This reduction in engineering fees also reduced the amount of reimbursable expenses for the current period, as explained below. During the six-month period ended March 31, 2006, this segment benefited from some large lump sum contracts with the Department of Defense, offsetting a portion of the overall decrease in engineering fees.

Engineering fees in our Environmental Services segment experienced an increase of 13.0% to $58.8 million for the six-month period ended March 31, 2006 from $52.0 million in the same period in 2005. The increase is primarily attributable to organic growth, including two significant new contracts with FEMA and the State of Georgia and a new contract with the California Department of Water Resources. To a lesser extent, engineering fees increased as a result of the LWC acquisition, which was acquired on February 1, 2005. The current period impact of the LWC acquisition was approximately $1.9 million.

Net Earned Revenue

	Six Months Ended March 31,
(Dollars in thousands)	2006	2005	$ Change	% Change
Transportation Services	$76,966	$72,806	$4,160	5.7%
Construction Management	36,005	31,209	4,796	15.4%
Civil Engineering	51,397	41,677	9,720	23.3%
Environmental Services	47,525	43,037	4,488	10.4%

Total Net Earned Revenues	$211,893	$188,729	$23,164	12.3%

Net earned revenue was $211.9 million for the six-month period ended March 31, 2006 as compared to $188.7 million in the same period in 2005, representing an increase of 12.3%. This increase was directly related to the decrease in direct reimbursable expenses and partially offset by an increase in engineering fess, as previously explained.

	Six Months Ended March 31,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$22,316	29.0%	$21,912	30.1%
Construction Management	7,299	20.3%	8,707	27.9%
Civil Engineering	9,410	18.3%	22,257	53.4%
Environmental Services	11,299	23.8%	9,005	20.9%

Total Direct Reimbursable Expenses	$50,324	23.7%	$61,881	32.8%

In addition, the change in our NER is affected by the fluctuation in our direct reimbursable expenses. Direct reimbursable expenses are primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints and equipment where the Company is responsible for procurement and management of such cost components on behalf of the Company’s clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up. As a percentage of NER, direct reimbursable expenses decreased by 9.1% to 23.7% for the six-month period ended March 31, 2006 from 32.8% in the same period in 2005. The decrease was driven principally by the Civil Engineering segment.

In our Transportation Services segment, direct reimbursable expenses remained flat in the six-month period ended March 31, 2006 as compared to the same period in 2005. As a percentage of NER, direct reimbursable expenses decreased by 1.1% to 29.0% in the six-month period ended March 31, 2006 from 30.1% in the same period in 2005. This decrease was due to NER growing at a higher percentage than direct reimbursable expenses.

In our Construction Management segment, direct reimbursable expenses as a percentage of NER decreased by 7.6% to 20.3% in the six-month period ended March 31, 2006 from 27.9% in the same period in 2005. This decrease was primarily due to a market shift from direct reimbursable projects to more lump sum and all-inclusive billing rates contracts in the Central and Southeast regions. The shift started in fiscal year 2005 and has continued into fiscal year 2006.

In our Civil Engineering segment direct reimbursable expenses as a percentage of NER decreased by 35.1% to 18.3% for the six-month period ended March 31, 2006 from 53.4% in the same period in 2005. The decrease was primarily due to a significant reduction in subcontractors costs related to debris removal from the Florida hurricanes in calendar 2004 and 2005. In fiscal year 2005, the Civil Engineering incurred significant subcontractors’ costs, including travel and lodging costs for the hundreds of employees overseeing debris removal in the areas affected by the disasters.

Our Environmental Services segment experienced an increase of 25.5% in direct reimbursable expenses in the six-month period ended March 31, 2006 when compared to the same period in 2005. The Environmental segment experienced an increase in direct reimbursable expenses as a percentage of NER of 2.9% to 23.8% in the six-month period ended March 31, 2006 from 20.9% in the same period in 2005. This increase was due primarily to the use of subcontractors required with the contracts acquired with the LWC acquisition and the new contract with the Department of Water Resources in the State of California, as previously stated.

Operating Income

	Six Months Ended March 31,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$3,892	5.1%	$7,707	10.6%
Construction Management	1,130	3.1%	2,017	6.5%
Civil Engineering	4,689	9.1%	2,591	6.2%
Environmental Services	189	0.4%	1,968	4.6%

Total Operating Income	9,900	4.7%	14,283	7.6%

Misappropriation Loss (Recoveries) and Investigation and Related Costs, net	6,366	3.0%	3,738	2.0%

Total Operating Income before Misappropriation Loss and Investigation and Related Costs, net	$16,266	7.7%	$18,021	9.5%

Operating income was $9.9 million in the six-month period ended March 31, 2006 as compared to $14.3 million in the same period in 2005 representing a decrease of 31.5%. The decrease in total operating income is primarily the result of $8.1 million in investigation related costs for the six-month period ended March 31, 2006, offset by gain from recovered assets of $1.7 million. All segments except Civil Engineering had decreases in operating income in the six-month period ended March 31, 2006 as compared to the same period in 2005. Operating income, as a percentage of NER, decreased by 3.0% to 4.6% in the six-month period ended March 31, 2006 from 7.6% in the same period in 2005. All segments except for Civil Engineering experienced decreases in operating income as a percentage of NER, in the six-month period ended March 31, 2006 as compared to the same period in 2005.

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

Operating income before misappropriation loss and investigation and related costs, net was $16.3 million for the six-month period ending March 31, 2006 as compared to $18.0 million for the same period in 2005, representing a decrease of 9.7%. Operating income before misappropriation loss and related costs, net, as a percentage of NER, decreased by 1.8% to 7.7% in the six-month period ended March 31, 2006 from 9.5% in the six-month period ending March 31, 2005. Misappropriation loss and investigation and related costs, net are treated as corporate overhead costs, and as such, are allocated to each respective segment. The allocation is based on the segments’ proportionate share of general and administrative (“G&A”) costs to total Company G&A costs.

As a percentage of NER, the Transportation Services segment’s operating income decreased by 5.5% to 5.1% in the six-month period ended March 31, 2006 from 10.6% for the same period in 2005. This decrease was primarily driven by lower multipliers and the increase in misappropriation loss and investigation related costs, net. As a percentage of NER, the Transportation Services segment’s operating income before misappropriation loss and investigation and related costs, net decreased by 4.4% to 8.0% in the six-month period ended March 31, 2006 from 12.4% for the same period in 2005. This decrease experienced by the Transportation Services segment was driven by lower multipliers on some contracts.

The Construction Management segment experienced a decrease in operating income of 78.5% in the six-month period ended March 31, 2006 when compared to the same period in 2005. This decrease is primarily driven by the increase in misappropriation loss and investigation related costs, net. The Construction Management segment experienced a decrease in operating income before misappropriation loss and related costs, net, of 14.5% in the six-month period ended March 31, 2006 when compared to the same period in 2005. Factors contributing to the decrease include expenditures incurred in marketing and business development in the West and Southeast regions and additional costs incurred in promoting safety initiatives throughout this segment.

As a percentage of NER, the Civil Engineering segment operating income before misappropriation loss and investigation and related costs, net increased by 2.9% to 9.1% in the six-month period ended March 31, 2006 from 6.2% in the same period in 2005. This increase was primarily driven by additional contracts with the Department of Defense, partially offset by an increase in misappropriation loss and investigation related costs, net. As a percentage of NER, the Civil Engineering segment operating income before misappropriation loss and investigation and related costs, net increased by 3.6% to 11.9% in the six-month period ended March 31, 2006 from 8.3% in the same period in 2005. The increase resulted primarily from the work that was generated from the addition of the lump sum contracts with the Department of Defense, as previously explained.

The Environmental Services segment’s operating income decreased by $1.8 million to $189,000 in the six-month period ended March 31, 2006 from $2.0 million in the same period in 2005. This decrease is primarily driven by an increase in misappropriation loss and investigation and related costs, net. The Environmental Services segment experienced a decrease in operating income before misappropriation loss and investigation and related costs, net of 39.7% for the six-month period ended March 31, 2006 when compared to the same period in 2005. This decrease was primarily due to decreased chargeability, partially due to the transition of the LWC acquisition and expenditures for marketing and business development.

Costs

Costs consist principally of direct salaries that are chargeable to clients and overhead and general and administrative expenses.

Direct Salaries and Direct Costs

	Six Months Ended March 31,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$28,090	36.5%	$27,455	37.7%
Construction Management	14,239	39.5%	13,001	41.7%
Civil Engineering	19,143	37.2%	15,795	37.9%
Environmental Services	16,449	34.6%	15,089	35.1%

Total Direct Salaries and Direct Costs	$77,921	36.8%	$71,340	37.8%

Direct salaries and direct costs primarily includes direct salaries and to a lesser extent unreimburseable direct costs. Direct salaries and direct costs were $77.9 million for the six-month period ended March 31, 2006, as compared to $71.3 million in the same period in 2005, representing an increase of 9.2%. This increase is directly related to an improvement in billable labor cost resulting from a shift to more lump sum contracts. As a percentage of NER, all segments experienced a decrease from a year ago. On a Company basis, direct salaries and direct costs as a percentage of NER decreased by 1.0% to 36.8% for the six-month period ended March 31, 2006 from 37.8% in the same period in 2005.

Direct salaries and direct costs in the Transportation Services segment increased 2.3% to $28.1 million for the six-month period ended March 31, 2006 from $27.5 million in the same period in 2005. However, as a percentage of NER, direct salaries and direct costs decreased by 1.2% to 36.5% for the six-month period ended March 31, 2006 from 37.7% in the same period in 2005, reflecting improvements in capturing labor billable costs to clients.

Direct salaries and direct costs in the Construction Management segment increased 9.5% to $14.2 million for the six-month period ended March 31, 2006 from $13.0 million in the same period in 2005. As a percentage of NER, direct salaries and direct costs decreased by 2.2% to 39.5% for the six-month period ended March 31, 2006 from 41.7% in the same period in 2005. This decrease is due to increased chargeability and profitability resulting from the shifting of direct reimbursable projects to lump sum and all-inclusive billing rates contracts in the Central and Southeast regions, as previously explained.

Direct salaries and direct costs in the Civil Engineering segment increased 21.2% to 19.1 million in the six-month period ended March 31, 2006 from $15.8 million in the same period in 2005. As a percentage of NER, direct salaries and direct costs decreased by 0.7% to 37.2% for the six-month period ended March 31, 2006 from 37.9% in the same period in 2005. This decrease was due in part from the higher profitability of the lump sum contracts with the Department of Defense, as previously explained.

Direct salaries and direct costs in the Environmental Services segment increased 9.0% to $16.4 million for the six-month period ended March 31, 2006 from $15.1 million in the same period in 2005. As a percentage of NER, direct salaries and direct costs decreased 0.5% to 34.6% for the six-month period ended March 31, 2006 from 35.1% in the same period in 2005. The increase in direct salaries and direct costs was due primarily to the professional staff added with the acquisitions of LWC, as previously explained. As a percentage of NER, direct salaries and direct costs stayed proportionately in line with NER in the six-month period ended March 31, 2006 as compared to the same period in 2005.

General and Administrative Costs, including Indirect Salaries

The other component of costs is indirect costs, which include indirect salaries, and general and administrative costs.

	Six Months Ended March 31,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$15,978	20.8%	$14,041	19.3%
Construction Management	6,307	17.5%	5,417	17.4%
Civil Engineering	9,203	17.9%	7,941	19.1%
Environmental Services	11,302	23.8%	10,446	24.3%

Total Indirect Salaries	$42,790	20.2%	$37,845	20.1%

Indirect salaries increased 13.1% to $42.8 million during the six-month period ended March 31, 2006 from $37.8 million in the same period in 2005. Indirect salaries, as a percentage of NER, increased slightly by 0.1% to 20.2% for the six-month period ended March 31, 2006 from 20.1% in the same period in 2005.

The Transportation Services segment experienced an increase in indirect salaries of 13.8% to $16.0 million for the six-month period ended March 31, 2006 from $14.0 million in the same period in 2005. As a percentage of NER, indirect salaries increased by 1.5% to 20.8% for the six-month period ended March 31, 2006 from 19.3% in the same period in 2005. The increase in indirect salaries as a percentage of NER is due to additional time spent in marketing and business development.

The Construction Management segment experienced an increase in indirect salaries of 16.4% to $6.3 million for the six-month period ended March 31, 2006 from $5.4 million in the same period in 2005. As a percentage of NER, indirect salaries increased by 0.1% to 17.5% for the six-month period ended March 31, 2006 from 17.4% in the same period in 2005. The increase in indirect salaries was due primarily to the additional expenditure incurred in marketing and business development in the West and Southeast Regions.

The Civil Engineering segment experienced an increase in indirect salaries of 15.9% to $9.2 million for the six-month period ended March 31, 2006 from $7.9 million in the same period in 2005. As a percentage of NER, indirect salaries decreased by 1.2% to 17.9% for the six-month period ended March 31, 2006 from 19.1% in the same period in 2005. This decrease resulted from NER growing at a proportionately higher rate than the increase in indirect salaries. The increase in NER for the six-month period ended March 31, 2006 was the result of a significant reduction in direct reimbursable expenses and the addition of lump sum contracts with the Department of Defense, as previously explained.

Indirect salaries in our Environmental Services segment increased by 8.2% to $11.3 million for the six-month period ended March 31, 2006 from $10.4 million in the same period in 2005. Indirect salaries, as a percentage of NER decreased by 0.5% to 23.8% for the six-month period ended March 31, 2006 from 24.3% in the same period in 2005. The increase in indirect salaries was primarily due to decreased chargeability partially due to the transition of the LWC acquisition and additional focus on marketing and business development.

	Six Months Ended March 31,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$26,734	34.7%	$22,251	30.6%
Construction Management	13,206	36.7%	10,157	32.5%
Civil Engineering	16,924	32.9%	14,471	34.7%
Environmental Services	18,052	38.0%	14,644	34.0%

Total General & Administrative Costs	$74,916	35.4%	$61,523	32.6%

G&A costs increased 22.0%, to $75.0 million for the six-month period ended March 31, 2006 from $61.5 million during same period in 2005. G&A as a percentage of NER increased by 2.8% to 35.4% for the six-month period ended March 31, 2006 as compared to 32.6% in the same period in 2005. All segments, except the Civil Engineering segment, experienced increases in G&A as a percentage of NER for the six-month period ended March 31, 2006 as compared to the same period in 2005. The majority of the increase is primarily related to increased medical insurance premiums and flex benefits of $2.9 million, legal settlements and fees of $1.6 million, rent expense for real estate of $1.1 million, payroll taxes of $1.1 million, incentive compensation of $1.6 million and deferred compensation of $1.0 million. We also incurred additional expenses for insurance, travel and related expenses, business development, professional fees, communication, equipment and vehicle leases and software and computer supplies. These costs are generally considered corporate costs which benefit all segments and are allocated to the respective segments based on the individual segments’ proportionate share of G&A costs as compared to total Company G&A costs.

Misappropriation Loss and Investigation and Related Costs

As described elsewhere in this Form 10-Q, during the six-month period ended March 31, 2006, we recorded a gain from recovered assets totaling $1.7 million. During the six-month period ended March 31, 2005, we recorded misappropriation losses of $3.6 million. Additionally, for the six-month periods ended March 31, 2006 and 2005, we incurred $8.1 million and $102,000, respectively, in costs to investigate and quantify the impact of the embezzlement, and in costs related to the recovery and maintenance of certain assets. The misappropriation loss, gain from recovered assets, and investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of general and administrative (G&A) costs to total Company G&A costs.

Income Taxes

The income tax provisions were $1.0 million and $2.6 million and $4.7 million and $5.7 million, or effective tax rates of 50.8% and 42.8% and 50.7% and 42.8%, for the three and six-month periods ended March 31, 2006 and 2005, respectively.

For the past several years, the Company has generated research and development tax credits related to certain qualifying costs. The qualifying costs relate primarily to the Company’s project costs which management believes involved technical uncertainty. These research and development costs were incurred by the Company in the course of providing services generally under long-term client projects, thereby creating costs associated with recognizable revenue under the project. Because the Company has been unable to utilize the entire amount of research and development tax credits it has generated each year, the condensed consolidated balance sheets reflect a deferred tax asset of $5.6 million and $5.5 million as of March 31, 2006 and September 30, 2005, respectively, for the unused research and development tax credit carry forwards. The credits will expire beginning 2017 through 2022.

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

2. Financial Condition and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities totaled $7.0 million for the six-month period ended March 31, 2006 as compared to net cash provided by operating activities of $8.5 million for the same period in 2005. The reduction in net cash provided by operating activities during the six-month period ended March 31, 2006 from the same period in 2005 was primarily due to a reduction in accounts payable and accrued expenses and an increase in accounts receivable. The reduction in payables and accrued expenses reflects payments made to vendors and consultants during the three-month period ended December 31, 2005. The decrease in net cash provided by operating activities was partially offset by the proceeds from the disposal of assets held for sale and the provision for deferred taxes at March 31, 2006 over December 31, 2005.

Approximately 80% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contracts. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. Unbilled fees increased 6.9%, to $74.5 million at March 31, 2006 from $69.7 million at September 30, 2005.

Accounts receivable decreased 2.6%, to $65.7 million at March 31, 2006, from $67.5 million at September 30, 2005 primarily due to the growth in engineering fees. The allowance for doubtful accounts increased to $1.5 million from $1.2 million at September 30, 2005.

During fiscal year 2007, we have incurred additional costs in connection with the investigations and with the restatement of our previously issued consolidated financial statements. We have incurred $6.1 million during the remaining six months of fiscal year 2006. We have also incurred, during fiscal year 2007, an additional $3.7 million in investigation related legal expenses and approximately $800,000 in overhead rate and financial statement audit related expenses during fiscal year 2007. Additionally, we expect to spend approximately $23.2 million in client reimbursements during fiscal year 2007, and an additional $5.8 million thereafter. We may also incur additional fees and penalties from various government regulatory agencies as a result of the final outcome of the ongoing investigations.

Cash Flows from Investing Activities

Net cash used in investing activities was $5.0 million and $4.5 million for the six-month period ended March 31, 2006 and 2005, respectively. Investing activity was primarily related to fixed asset purchases, such as survey equipment, computer equipment, furniture and leasehold improvements.

During the six-month period ended March 31, 2005, we completed two acquisitions. On October 1, 2004 we acquired 100% of the stock of Croslin Associates, Inc. for a purchase price of $727,000, net of cash acquired, comprised of $397,000 in cash, $30,000 held in escrow and 11,111 shares of our common stock valued at approximately $300,000. On February 1, 2005 we acquired 100% of the stock of Land and Water Consulting, Inc. for a purchase price of $1,337,000, net of cash acquired of $13,000, for $323,000 in cash and 33,862 shares of our common stock valued at approximately $914,000.

Cash Flows from Financing Activities

Net cash used in financing activities for the six-month period ended March 31, 2006 was $10.5 million, as compared to net cash used in financing activities of $5.8 million for the same period in 2005. The increase in net cash used in financing activities during the six-month period ended March 31, 2006 from the same period in 2005 is primarily attributable to an increase in the payments for the repurchase of common stock from employees of $6.0 million and a decrease in the proceeds from the fiscal year 2005 sale of common stock to employees of $4.2 million. As previously explained, the Company did not offer any common stock to its employees in fiscal year 2006. The increase in net cash used in financing activities was partly offset by a decrease in borrowings under our line of credit of $2.8 million.

Capital Resources

We have a $58 million line of credit agreement, inclusive of $10 million in letters of credit, with Bank of America, N.A. (the “Bank”). The original expiration date on the line of credit is June 30, 2008. The letters of credit reduce the maximum amount available for borrowing. As of March 31, 2006 and September 30, 2005, we had letters of credit totaling $5.4 million and $3.4 million, respectively. No amounts have been drawn on any of these letters of credit. As a result of the issuance of these letters of credit, the maximum amount available for borrowing under the line of credit was $52.6 million and $54.6 million as of March 31, 2006 and September 30, 2005, respectively. Although our most significant source of cash has historically been generated from operations, in the event that cash flows from operations are insufficient to cover our working capital needs, we would access our revolving line of credit facility.

The interest rate (5.33% and 4.36% at March 31, 2006 and September 30, 2005, respectively) on the revolving line of credit ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 and 3.0. There were no outstanding amounts under the revolving line of credit as of March 31, 2006 and September 30, 2005.

On March 19, 2001, the Company entered into a mortgage note with an original principal amount of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 5.43% and 4.51% at March 31, 2006 and September 30, 2005, respectively. We used an interest rate swap (“the Swap”) agreement in order to minimize the adverse impact of the floating interest rate characteristics of the Company’s long term debt obligations. The swap effectively converted the floating interest rate on the note payable to a fixed rate of 6.28%. On March 16, 2006, the Company’s swap expired. Our adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%. We do not anticipate entering into any additional swap agreements.

Our capital expenditures are generally for purchases of property and equipment. The Company spent $4.6 million and $4.0 million on such expenditures for the six-month period ended March 31, 2006 and 2005, respectively.

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

The stock window will also allow existing shareholders to offer shares of common stock for sale to the Company. Under the corporate by-laws, the Company has the first right of refusal to purchase these shares. If the Company declines to purchase the offered shares, they are offered to the Employee Profit Sharing and Stock Ownership Plan and Trust (ESOP) and then to all shareholders. The Company believes it will be able to fund purchases it chooses to execute using cash from operations and accessing the revolving credit line facility, if necessary. Should the number of shares offered for sale potentially cause the Company to violate its debt covenants, the Company would restrict the purchase of shares until compliance is achieved. As of April 30, 2007 there were 6,668,606 shares held by employees with a total value of $162.3 million.

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

Pursuant to the Company’s by-laws, the Company is permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006 the Company repurchased 46,000 shares and 3,400 shares, respectively, of the Company’s stock from Richard Wickett and Kathryn Wilson in the original principal amounts of $1.2 million and $92,000, respectively. The shares were repurchased for $27.00 per share which represents the September 30, 2004 share price. At March 31, 2006, the Company had an accrual of $49,400 for the difference between the purchase price and the September 30, 2005 share value of $28.00. The notes currently bear interest at the rate of 7.5% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance. The balances of the notes and the accrual for the stock price differential were approximately $1.4 million at March 31, 2006 and were included in other liabilities in the accompanying condensed consolidated balance sheet.

On February 13, 2007, the Company repurchased an additional 46,607 shares of the Company’s stock from Richard Wickett in the original principal amount of approximately $1.0 million. The additional shares were purchased for $22.40 which represents 80% of the September 30, 2005 share price, pending completion of the evaluation of the Company’s stock as of September 30, 2006. In fiscal year 2007, the Company recorded a liability for the difference between the purchase price and the September 30, 2006 share price. The 2007 note currently bears interest at the rate of 8.25% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance. The notes are subject to the Company’s right of set off, which permits the Company to set off all claims it may have against the payee against amounts due and owing under the notes.

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

The interest rate (5.33% and 4.36% at March 31, 2006 and December 31, 2005, respectively) on our revolving line of credit and mortgage note ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. We mitigate interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit or mortgage note. As of March 31, 2006, the fair value of the debt approximates the outstanding principal balance due to the variable rate nature of such instruments.

The interest rates under our revolving line of credit and mortgage note are variable and accordingly we have exposure to market risk. To the extent that we have borrowings outstanding, there is market risk relating to the amount of such borrowings. We estimate that a one-percentage point increase in interest rates for debt outstanding of $7.7 million as of March 31, 2006 would have resulted in additional annualized interest costs of approximately $77,000. This analysis did not consider the impact of the swap since it expired in March 2006. As of April 30, 2007, debt outstanding has increased to $28.2 million primarily due to payments made for client reimbursements under our line of credit. We estimate that a one-percentage point increase in interest rates for this debt would result in additional annualized interest costs of approximately $282,000.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2006, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

In July 1998, we entered into an agreement with West Frisco Development Corporation (“WFDC”) to provide various services, among which was a flood plain study to be used by WFDC, the City of Frisco and FEMA. In 2003, the City of Frisco retained the services of a third-party architecture and engineering firm in connection with the extension and widening of Teel Road which lies within the greater drainage basin included in the Company’s original flood plain study. This architecture and engineering firm’s assessment of the flood plain study determined that the Company used incorrect assumptions when calculating the size of the drainage culverts required for the increased development of the area’s transportation infrastructure. Based on this assessment, the Company has entered into negotiations with the City of Frisco to correct the drainage needs to support the Teel Road expansion project. As a result, the Company had recorded an estimated liability of $3.1 million to cover the costs associated with correcting the drainage needs of the Teel Road expansion project. Included in this estimate is the purchase of a parcel of land for $1.5 million, the remaining balance of $1.6 million is reflected in other liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2006 and September 30, 2005.

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

The ouststanding settlements described above are included in the accrued reimbursement liability in the Company’s consolidated financial statements at September 30, 2005. Those settlements which were settled subsequent to September 30, 2006 are included in the accrued reimbursement liability at September 30, 2006. We are in discussions with our remaining government clients to enter into settlement agreements in order to satisfy any refund obligations, which are in various stages of settlement.

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

In fiscal 2006, we derived approximately 25.0% of our engineering fees from various districts and departments of the FDOT and the TxDOT under numerous contracts. While we believe the loss of any individual contract would not have a material adverse effect on our results of operations and would not adversely impact our ability to continue work under our other contracts with these clients, the loss of all the FDOT or the TxDOT contracts would have a material adverse effect on our results of operations by causing a material decrease in our engineering fees and profits.

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

ITEM 2. Issuer Purchases of Equity Securities by Issuer and Affiliated Purchasers

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
January 1 - January 31	1,117	$28.00	—	—
February 1 - February 28	11,019	$28.00	—	—
March 1 - March 31	319,067	$28.00

Total	331,203	$28.00	—	—

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

The PBSJ Corporation
(Registrant)

Dated: May 24, 2007	/s/ John B. Zumwalt
John B. Zumwalt
Chairman and Chief Executive Officer

Dated: May 24, 2007	/s/ Donald J. Vrana
Donald J. Vrana
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a) certification by John B. Zumwalt, III, Chairman and Chief Executive Officer.

31.2	Rule 13a-14(a) certification by Donald J. Vrana, Senior Vice President and Chief Financial Officer.

32	Certification of by John B. Zumwalt, III, Chairman and Chief Executive Officer and Donald J. Vrana, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.