Form 10-Q
period 2006-06-30
PBSJ CORP /FL/
filed 2007-05-25
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

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

THE PBSJ CORPORATION

Form 10-Q - Quarterly Report

For the Quarterly Period Ended June 30, 2006

Part 1 Financial Information

Item 1.	Financial Statements

THE PBSJ CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except shares and per share amounts)	June 30, 2006	September 30, 2005
Assets
Current Assets:
Cash and cash equivalents	$14	$22,556
Marketable securities at fair value	—	636
Accounts receivable, net	83,086	67,493
Unbilled fees	67,299	69,658
Assets held for sale	4,825	9,289
Shareholder subscription receivable	—	4,276
Other current assets	4,459	2,039

Total current assets	159,683	175,947
Property and equipment, net	39,909	36,741
Cash surrender value of life insurance	9,782	9,602
Deferred income taxes	9,397	4,817
Goodwill	21,460	17,736
Intangible assets, net	2,063	1,820
Other assets	1,596	4,984

Total assets	$243,890	$251,647

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$66,906	$84,223
Liabilities related to assets held for sale	2,099	4,627
Accrued reimbursement liability	39,101	34,772
Current portion of long-term debt	3,263	408
Current portion of capital leases	274	341
Accrued vacation	11,324	10,163
Billings in excess of costs	4,326	3,339
Deferred income taxes	24,016	7,568

Total current liabilities	151,309	145,441
Long-term debt, less current portion	7,037	7,425
Capital leases, less current portion	727	512
Deferred compensation	12,572	11,994
Other liabilities	7,128	8,443

Total liabilities	178,773	173,815

Stockholders’ Equity:
Common stock, par value $0.00067, 15,000,000 shares authorized, 6,963,139 and 7,720,527 shares issued and outstanding at June 30, 2006 and September 30, 2005, respectively	5	5
Retained earnings	70,433	82,991
Accumulated other comprehensive income	(1,973)	(1,957)
Unearned compensation and other	(3,348)	(3,207)

Total stockholders’ equity	65,117	77,832

Total liabilities and stockholders’ equity	$243,890	$251,647

The accompanying notes are an integral part of these condensed consolidated financial statements

THE PBSJ CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands, except per share amounts)	2006	2005	2006	2005
Earned revenue:
Engineering fees	$138,927	$124,726	$401,144	$375,336
Direct reimbursable expenses	28,393	26,723	78,717	88,604

Net earned revenue	110,534	98,003	322,427	286,732

Costs and expenses:
Direct salaries and direct costs	40,371	37,026	118,292	108,366
General and administrative expenses, including indirect salaries	60,423	56,679	178,129	156,047
Misappropriation loss (recoveries), net	116	(14,531)	(1,633)	(10,895)
Investigation and related costs	2,718	1,520	10,833	1,622

Total costs and expenses	103,628	80,694	305,621	255,140

Operating income	6,906	17,309	16,806	31,592
Other income (expenses):
Interest expense	(1,039)	(480)	(1,996)	(1,505)
Other, net	299	61	562	140

Total other income (expenses)	(740)	(419)	(1,434)	(1,365)

Income before income taxes	6,166	16,890	15,372	30,227
Provision for income taxes	2,030	7,667	6,702	13,370

Net income	$4,136	$9,223	$8,670	$16,857

Net income per share:
Basic	$0.64	$1.30	$1.29	$2.33

Diluted	$0.60	$1.22	$1.20	$2.19

Weighted average shares outstanding:
Basic	6,452	7,111	6,746	7,234

Diluted	6,929	7,578	7,220	7,701

The accompanying notes are an integral part of these condensed consolidated financial statements

THE PBSJ CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,
(Dollars in thousands)	2006	2005
Cash flows from operating activities:
Net income	$8,670	$16,857
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in cash surrender value of life insurance	274	(392)
Depreciation and amortization	8,150	7,631
Gain on sale of property and equipment	(516)	(12)
Gain from shares recovered	(537)	(4,705)
Gain from sale of marketable securities	(270)	—
Provision for bad debt and unbillable amounts	463	344
Provision for deferred income taxes	10,099	793
Provision for and amortization of deferred compensation	1,436	1,572
Change in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(12,000)	(6,703)
Decrease in unbilled fees and billings in excess of cost	3,567	1,716
(Increase) decrease in assets held for sale	8,199	(6,526)
Increase in other current assets	(1,783)	(1,773)
(Increase) decrease in other assets	(331)	(760)
Increase (decrease) in accounts payable and accrued expenses	(23,008)	3,417
Increase in liabilities of assets held for sale	(4,627)	—
Increase in accrued reimbursement liability	4,329	7,975
Increase in accrued vacation	1,161	1,096
Decrease in other liabilities	(542)	(1,271)

Net cash provided by operating activities	2,734	19,259

Cash flows from investing activities:
Investment in life insurance policies	(454)	(420)
Acquisitions and purchase price adjustments, net of cash acquired	(5,529)	(1,925)
Dividends reinvested in marketable securities	(21)	(56)
Proceeds from sale of marketable securities	680	—
Proceeds from the sale of property and equipment	620	16
Purchase of property and equipment	(8,564)	(5,983)

Net cash used in investing activities	(13,268)	(8,368)

Cash flows from financing activities:
Borrowings under line of credit	54,459	75,352
Payments under line of credit	(52,078)	(75,352)
Principal payments under notes and mortgage payable	(284)	(217)
Principal payments under capital lease obligations	(309)	(227)
Common stock:
Proceeds from sale	4,276	9,335
Payments for repurchase	(18,072)	(12,837)

Net cash used in financing activities	(12,008)	(3,946)

Net increase (decrease) in cash and cash equivalents	(22,542)	6,945
Cash and cash equivalents at beginning of period	22,556	1,910

Cash and cash equivalents at end of period	$14	$8,855

Non-cash investing and financing activities:
Property and equipment financed under capital leases	$497	$159
Change in fair value of marketable securities available for sale	$23	$15
Payable to former shareholders for repurchase of stock	$1,939	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

THE PBSJ CORPORATION

Condensed Consolidated Statements of Cash Flows - Continued

(Unaudited)

	Nine Months Ended June 30,
(Dollars in thousands)	2006	2005
Non-cash investing and financing activities (continued):
Notes payable issued in exchange for shares	$1,335	$—
Property and equipment financed under software agreement	$892	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$109	$128
Cash paid for income taxes	$3,152	$448

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the interim period contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of The PBSJ Corporation (the “Company”) as of June 30, 2006 and the results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2005. The accounting policies followed for interim financial reporting are the same as disclosed in Note 1 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. The results of operations for the three-month and nine-month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the fiscal year.

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

A reconciliation of the number of shares used in computing basic and diluted earnings per share follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Weighted average shares outstanding - Basic	6,452	7,111	6,746	7,234
Effect of dilutive unvested restricted stock	477	467	474	467

Weighted average shares outstanding - Diluted	6,929	7,578	7,220	7,701

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

During fiscal year 2006, the Company repurchased stock held by employee shareholders who terminated employment with the Company at a price ranging from $24.00 to $27.00, pending completion of the September 30, 2005 valuation. The September 30, 2005 valuation established the price per share at $28.00. At June 30, 2006, the Company had an accrual of $1.9 million for the stock price differential included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet

Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not previously paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock in the foreseeable future. All earnings are retained for investment in our business.

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

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”),”Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in the first annual reporting period beginning after December 15, 2005. We early adopted SFAS 154 and have reported and disclosed the correction of errors in our previously reported consolidated financial statements in accordance with SFAS 154. The other reporting and disclosure requirements of SFAS 154 did not have a material impact on our consolidated financial statements.

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

The Company determined corrected overhead rates considering the impact of the misappropriations and considering the impact of additional errors identified. The Company and its advisors have been working with its government clients to finalize the refund amount (See Note 4 for further discussion). The Company estimates that the cumulative refund amount, before any payments, resulting from the overstated overhead rates is approximately $41.5 million through June 30, 2006 ($37.1 million as of fiscal year 2005), including interest that the Company will generally be required to reimburse its government clients. At June 30, 2006 and September 30, 2005, the accrued reimbursement liability was $39.1 million and $34.8 million, respectively, in the accompanying condensed consolidated balance sheets.

Misappropriation Loss, Investigation Related Expenses and Recovery of Assets

The misappropriation loss for the three and nine-month periods ended June 30, 2005 is presented net of the gain from recovered assets. All assets recovered during the investigation and not yet liquidated, are classified as assets held for sale in the accompanying condensed consolidated balance sheets and are recorded at estimated fair value, as of the date recovered, less estimated costs to sell. The recovered assets consist of personal homes, condominiums and other real estate, automobiles, funds from bank accounts, jewelry, fine-arts and cash proceeds from the liquidation of personal retirement accounts. Some of the real estate recovered was acquired subject to existing debt, liens or mortgage notes. Such debt is reported as liabilities related to assets held for sale in the accompanying condensed consolidated balance sheets. The Company does not own any other assets held for sale other than those recovered during the investigation. Gain from recovered assets has been recognized at the estimated fair value of the assets recovered, less related debt and estimated costs to sell the assets.

In April 2005, approximately 174,000 shares of the Company’s common stock were surrendered. These shares were not included in assets held for sale, as the estimated fair value of such shares was recorded as a reduction of stockholders’ equity. The gain from recovered assets of $4.7 million was included in misappropriation loss, net of recoveries in the three and nine-month period ended June 30, 2006. In the second fiscal quarter of 2006, approximately 19,180 shares of the Company’s common stock were surrendered. These shares were not included in assets held for sale, as the estimated fair value of such shares was also recorded as a reduction of stockholders’ equity. The gain on recovery of misappropriated assets of $537,000 was included in misappropriation loss, net of recoveries in the nine-month period ended June 30, 2006. These gains on recovery were included in the accompanying condensed consolidated statements of operations.

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

The following table sets forth the components of the misappropriation loss and related investigation expenses:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Misappropriation loss	$—	$—	$—	$3,636
Less: gain from recovered assets	116	(14,531)	(1,633)	(14,531)

Misappropriation loss (recoveries), net	116	(14,531)	(1,633)	(10,895)

Legal fees	786	642	3,649	697
Forensic accounting fees and related costs	1,945	772	6,395	812
Other	(13)	106	789	113

Investigation and related costs	2,718	1,520	10,833	1,622

Total	$2,834	$(13,011)	$9,200	$(9,273)

During the three and nine-month periods ended June 30, 2005, we recorded a gain from recovered assets totaling $14.5 million. For the nine-month period ended June 30, 2005, we recorded a misappropriation loss of $3.6 million. During the three and nine-month periods ended June 30, 2006, we recorded a loss from recovered assets totaling $116,000 and a gain of $1.6 million, respectively. The gain of $1.6 million for the nine-month period ended June 30, 2006 included $1.4 million gain related to real estate assets recovered which were classified as assets held for sale. Additionally, for the three and nine-month period ended June 30, 2005, we incurred approximately $1.5 million and $1.6 million, respectively, in costs to investigate and quantify the impact of the embezzlement, and in costs related to the recovery and maintenance of certain assets. For the three and nine-month period ended June 30, 2006, we incurred approximately $2.7 million and $10.8 million, respectively in investigation and related costs. The recorded gains and losses from recovered assets and the investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of general and administrative costs to total Company general and administrative costs.

3.	Assets Held for Sale

During the course of the investigation into the misappropriations (See Note 2 for further discussion), the Company identified and recovered certain assets acquired by the participants using misappropriated Company funds. Assets recovered during the investigation and not yet liquidated, are classified as assets held for sale in the accompanying condensed consolidated balance sheets and are recorded at estimated fair value less estimated costs to sell. The recovered assets consisted of personal homes, condominiums and other real estate, automobiles, funds from bank accounts, jewelry, fine-arts and cash proceeds from the liquidation of personal retirement accounts. Some of the real estate recovered was acquired subject to existing debt, liens or mortgage notes. Such debt is reported as liabilities of assets held for sale in the accompanying condensed consolidated balance sheets at June 30, 2006.

During the first quarter of fiscal year 2006, the Company recovered additional assets from the investigation with a total estimated fair value of approximately $1.4 million, excluding the gain on shares recovered, which was not subject to debt, liens or mortgage notes.

During the nine-month period ended June 30, 2006, the Company sold assets for a total of $9.6 million which were subject to related liabilities of $4.6 million. The Company did not recognize any additional gains or losses related to the sales of these assets since they were recorded at their fair value less estimated costs to sell.

(Dollars in thousands)	June 30, 2006	September 30, 2005
Assets held for sale at estimated fair value	$5,188	$10,180
Less: estimated costs to sell	(363)	(891)

Adjusted fair value of assets held for sale	4,825	9,289
Outstanding mortgage liabilities assumed	(2,099)	(4,627)

Net fair value of assets held for sale	$2,726	$4,662

Additionally, as of September 30, 2005, two real estate properties were not available for sale since the required renovations had not been completed. The renovations were completed in fiscal year 2006, at which time they were classified as assets held for sale. As of September 30, 2005, the Company classified these recovered assets for a total of $4.1 million in other assets and $2.3 million of related liabilities in other liabilities in its condensed consolidated balance sheet. The Company does not have any other assets held for sale other than those recovered.

During the fourth fiscal quarter of 2006 and the first fiscal quarter of 2007, the Company sold assets for a total of $4.6 million which were subject to related liabilities of $2.1 million. The Company did not recognize any additional gains or losses related to the sales of these assets since they were recorded at their fair value less estimated costs to sell. The Company intends to sell the remaining assets as soon as practicable.

4.	Commitments and Contingencies

The Company is obligated under various non-cancelable leases for office facilities, furniture and equipment. Certain leases contain renewal options, escalation clauses and payment of certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties.

As of June 30, 2006, there were various legal proceedings pending against the Company, where plaintiffs allege damages resulting from the Company’s engineering services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract. The Company accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. As of June 30, 2006, the Company had an accrual of $5.1 million for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable and can be reasonably estimated.

In July 1998, we entered into an agreement with West Frisco Development Corporation (“WFDC”) to provide various services, among which was a flood plain study to be used by WFDC, the City of Frisco and FEMA. In 2003, the City of Frisco retained the services of a third-party architecture and engineering firm in connection with the extension and widening of Teel Road which lies within the greater drainage basin included in the Company’s original flood plain study. This architecture and engineering firm’s assessment of the flood plain study determined that the Company used incorrect assumptions when calculating the size of the drainage culverts required for the increased development of the area’s transportation infrastructure. Based on this assessment, the Company has entered into negotiations with the City of Frisco to correct the drainage needs to support the Teel Road expansion project. As a result, the Company had recorded an estimated liability of $3.1 million to cover the costs associated with correcting the drainage needs of the Teel Road expansion project. Included in this estimate is the purchase of a parcel of land for $1.5 million, the remaining balance of $1.6 million is reflected in other liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2006.

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

The settlements described above, excluding those settlements which were paid during the nine-month period ended June 30, 2006, are included in the accrued reimbursement liability in the Company’s condensed consolidated balance sheets at June 30, 2006. We are in discussions with our remaining government clients to enter into settlement agreements in order to satisfy any refund obligations, which are in various stages of settlement.

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

The United States Securities & Exchange Commission is also conducting an investigation of the accounting irregularities and misappropriations of funds. We are fully cooperating with the investigation and have produced documents and other information to the commission. At the present time, we are unable to predict the likely outcome of this investigation.

5.	Income Taxes

The income tax provisions were $2.0 million and $7.7 million and $6.7 million and $13.4 million, or effective tax rates of 32.9% and 45.4% and 43.6% and 44.2%, for the three and nine-month periods ended June 30, 2006 and 2005, respectively.

For the past several years, the Company has generated research and development tax credits related to certain qualifying costs. The qualifying costs relate primarily to the Company’s project costs which management believes involved technical uncertainty. These research and development costs were incurred by the Company in the course of providing services generally under long-term client projects, thereby creating costs associated with recognizable revenue under the project. Because the Company has been unable to utilize the entire amount of research and development tax credits it has generated each year, the condensed consolidated balance sheets reflect a deferred tax asset of $5.6 million and $5.5 million as of June 30, 2006 and September 30, 2005, respectively, for the unused research and development tax credit carry forwards. The credits will expire beginning 2017 through 2022.

The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Significant judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, it believes that certain positions, if challenged, we believe will likely be resolved unfavorably to us. These reserves are adjusted in light of changing facts and circumstances, such as the progress of a tax audit or current developments in tax law. The Company’s annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome or the timing of resolution of any particular matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Resolution of the tax contingencies would be recognized as an increase or decrease to the Company’s tax rate in the period of resolution. During the three and nine-month periods ended June 30, 2006 the Company reversed a tax contingency accrual related to research and development tax credits taken on the Company’s tax return by approximately $1.0 million due to the expiration of the statute of limitations related to such credits. The reversal decreased the Company’s effective tax rate by 17.9% and 7.2% for the three and nine-month periods ended June 30, 2006, respectively.

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

Financial information relating to the Company’s operations by segment is as follows:

(Dollars in thousands)	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
Three Months Ended June 30, 2006
Engineering fees	$54,919	$23,792	$25,918	$34,298	$138,927
Net earned revenue	41,759	19,619	21,603	27,553	110,534
Operating income	3,981	2,615	(1,031)	1,341	6,906
Depreciation and amortization	1,004	325	747	792	2,868
Total assets	93,751	40,794	52,728	56,617	243,890
Purchases of property and equipment	1,411	616	910	1,003	3,940
Three Months Ended June 30, 2005
Engineering fees	$50,233	$23,044	$21,458	$29,991	$124,726
Net earned revenue	38,103	17,884	17,682	24,334	98,003
Operating income	6,841	3,726	2,125	4,617	17,309
Depreciation and amortization	963	311	604	665	2,543
Total assets	88,534	38,456	52,157	50,105	229,252
Purchases of property and equipment	759	328	399	477	1,963

(Dollars in thousands)	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
Nine Months Ended June 30, 2006
Engineering fees	$154,201	$67,096	$86,725	$93,122	$401,144
Net earned revenue	118,725	55,624	73,000	75,078	322,427
Operating income	7,873	3,745	3,658	1,530	16,806
Depreciation and amortization	2,861	981	2,111	2,197	8,150
Total assets	93,751	40,794	52,728	56,617	243,890
Purchases of property and equipment	3,061	1,431	1,955	2,117	8,564
Nine Months Ended June 30, 2005
Engineering fees	$144,951	$62,960	$85,392	$82,033	$375,336
Net earned revenue	110,909	49,093	59,359	67,371	286,732
Operating income	14,548	5,743	4,716	6,585	31,592
Depreciation and amortization	2,822	925	1,905	1,979	7,631
Total assets	88,534	38,456	52,157	50,105	229,252
Purchases of property and equipment	2,212	992	1,345	1,434	5,983

7.	Long-Term Debt

(Dollars in thousands)	June 30, 2006	September 30, 2005
Line of credit	$2,751	$—
Mortgage note payable due in monthly installments starting on April 16, 2001, with interest, collateralized by real property; unpaid principal due March 16, 2011. Interest at LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points (5.92% and 4.51% at June 30, 2006 and September 30, 2005, respectively).	7,549	7,833
Capital lease obligations	1,001	853

	11,301	8,686
Less current portion of long-term debt	3,263	408
Less current portion of capital lease obligations	274	341

Long-term debt and capital lease obligations	$7,764	$7,937

The Company has a $58 million line of credit agreement, inclusive of $10 million in letters of credit, with Bank of America, N.A. (the “Bank”). The expiration date on the line of credit is June 30, 2008. The letters of credit reduce the maximum amount available for borrowing. As of June 30, 2006 and September 30, 2005, we had letters of credit totaling $5.4 million and $3.4 million, respectively. No amounts have been drawn on any of these letters of credit. As a result of the issuance of these letters of credit, the maximum amount available for borrowing under the line of credit was $49.9 million and $54.6 million as of June 30, 2006 and September 30, 2005, respectively.

The interest rate (5.85% and 4.36% at June 30, 2006 and September 30, 2005, respectively) ranges from LIBOR plus 50 basis points to Prime minus 125 basis points, if the Company’s funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to Prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including minimum levels of net worth, a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The Company was in compliance with or obtained a waiver of default of the line of credit financial covenants as of June 30, 2006. The line of credit is collateralized by substantially all of the Company’s assets. We use cash flow from operating activities to repay amounts outstanding, if any, under our line of credit.

On March 19, 2001, the Company entered into a mortgage note with an original principal amount of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 5.92% and 4.51% at June 30, 2006 and September 30, 2005, respectively. We used an interest rate swap (“the Swap”) agreement in order to minimize the adverse impact of the floating interest rate characteristics of the Company’s long term debt obligations. The swap converts the floating interest rate on the note payable to a fixed rate of 6.28%. On March 16, 2006, the Company’s swap expired. Our adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%. The mortgage agreement contains clauses requiring the maintenance of various covenants and financial ratios. On December 10, 2003, the lender approved an amendment to the mortgage agreement to reflect new conditions for the Tangible Net Worth covenant requirement under the agreement. The mortgage note is collateralized by the office building located in Maitland, Florida.

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

The Company’s capital leases consisted primarily of equipment. The interest rate used in computing the minimum lease payments range from 2.23% to 5.23%. The leases were capitalized using the lower of the minimum lease payments or the fair market value of the equipment at the inception of the lease.

8.	Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ investment and minimum pension liability that, under Generally Accepted Accounting Principles (“GAAP”), are excluded from net income.

The components of comprehensive income are as follows:

(Dollars in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net income	$4,136	$9,223	$8,670	$16,857
Other comprehensive income:
Unrealized gain (loss) on available for sale marketable securities held for sale, net of tax	(242)	(7)	(228)	9
Unrealized gain on interest rate swap, net of tax	—	56	35	119
Minimum pension liability adjustment, net of tax	177	(50)	177	(148)

Total comprehensive income	$4,071	$9,222	$8,654	$16,837

9.	Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by segment for the nine-month period ended June 30, 2006 are as follows:

	Nine Months Ended June 30, 2006
(Dollars in thousands)	Transportation	Construction	Civil	Environmental	Total
Goodwill, beginning of period	$3,650	$—	$2,641	$11,445	$17,736
Current period acquisition: EIP	—	—	—	3,683	3,683
Other purchase price adjustments	41	—	—	—	41

Goodwill, end of period	$3,691	$—	$2,641	$15,128	$21,460

The Company’s intangibles assets consisted of the following:

		June 30, 2006
(Dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization
Client list	10 years	$1,963	$817
Backlog	3 years	2,679	2,003
Website	7 years	200	102
Employee agreements	3 years	67	6
Pension intangible assets	6 years	1,946	1,864

		$6,855	$4,792

		September 30, 2005
(Dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization
Client list	10 years	$1,453	$607
Client name recognition	2 years	100	100
Backlog	3 years	1,799	1,269
Website	7 years	200	81
Pension intangible assets	6 years	1,946	1,621

		$5,498	$3,678

10.	Related Party Transactions

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

Pursuant to the Company’s by-laws, the Company is permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006 the Company repurchased 46,000 shares and 3,400 shares, respectively, of the Company’s stock from Richard Wickett and Kathryn Wilson in the original principal amounts of $1.2 million and $92,000, respectively. The shares were repurchased for $27.00 per share which represents the September 30, 2004 share price. At June 30, 2006, the Company had an accrual of $49,400 for the difference between the purchase price and the September 30, 2005 share value of $28.00. The notes currently bear interest at the rate of 7.5% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance. The balances of the notes and the accrual for the stock price differential were approximately $1.4 million at June 30, 2006 and were included in other liabilities in the accompanying condensed consolidated balance sheet.

On February 13, 2007, the Company repurchased an additional 46,607 shares of the Company’s stock from Richard Wickett in the original principal amount of approximately $1.0 million. The additional shares were purchased for $22.40 per share which represents 80% of the September 30, 2005 share price, pending completion of the evaluation of the Company’s stock as of September 30, 2006. In fiscal year 2007, the Company recorded a liability for the difference between the purchase price and the September 30, 2006 share price. The 2007 note currently bears interest at the rate of 8.25% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance. The notes are subject to the Company’s right of set off, which permits the Company to set off all claims it may have against the payee against amounts due and owing under the notes.

11.	Acquisition

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

11.	Retirement Plans

The Company uses a September 30 measurement date for its plans. The following table provides a summary of the Company’s periodic costs:

(Dollars in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Service benefits earned during period	$185	$162	$555	$486
Interest cost on projected benefit obligation	173	160	519	480
Amortization:
Prior service cost	81	81	243	243
Net loss from past experience	99	91	297	273

Net periodic pension expense	$538	$494	$1,614	$1,482

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table sets forth the percentage of net earned revenue represented by the items in our condensed consolidated statements of operations for the three-month and nine-month periods ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Engineering fees	125.7%	127.3%	124.4%	130.9%
Direct reimbursable expenses	25.7	27.3	24.4	30.9

Net earned revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Direct salaries and direct costs	36.5	37.8	36.7	37.8
General and administrative expenses, including indirect salaries	54.7	57.8	55.2	54.4
Misappropriation loss, net of recoveries	0.1	(14.8)	(0.5)	(3.8)
Investigation and related costs	2.5	1.6	3.4	0.6

Operating income	6.2	17.6	5.2	11.0
Interest expense	(0.9)	(0.5)	(0.6)	(0.5)
Other, net	0.3	0.1	0.2	—

Income before income taxes	5.6	17.2	4.8	10.5
Provision for income taxes	1.8	7.8	2.1	4.7

Net income	3.8%	9.4%	2.7%	5.8%

A summary of our operating results for the three-month and nine-month periods ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Engineering fees	$138,927	$124,726	$401,144	$375,336
Direct reimbursable expenses	28,393	26,723	78,717	88,604

Net earned revenue	110,534	98,003	322,427	286,732
Costs and expenses:
Direct salaries and direct costs	40,371	37,026	118,292	108,366
General and administrative expenses, including indirect salaries	60,423	56,679	178,129	156,047
Misappropriation loss, net of recoveries	116	(14,531)	(1,633)	(10,895)
Investigation and related costs	2,718	1,520	10,833	1,622

Operating income	6,906	17,309	16,806	31,592
Interest expense	(1,039)	(480)	(1,996)	(1,505)
Other, net	299	61	562	140

Income before income taxes	6,166	16,890	15,372	30,227
Provision for income taxes	2,030	7,667	6,702	13,370

Net income	$4,136	$9,223	$8,670	$16,857

Overview

Business Overview

We provide services to both private and public sector clients, with the public sector comprising approximately 75.0% of our revenues. Our business has four segments: Transportation Services, Construction Management, Civil Engineering, and Environmental Services. During the nine-month period ended June 30, 2006, all segments experienced growth in engineering fees. The Civil Engineering segment benefited from the addition of several large contracts with the Department of Defense, mostly offset by a decrease in engineering fees from the hurricanes disaster projects that hit Florida in calendar years 2004 and 2005. The growth in the Construction Management segment was due primarily several large projects with existing clients, including several state DOTs and a large contract with the Army Corps of Engineers. Our Environmental Services segment experienced growth in engineering fees primarily from new significant contracts with FEMA and the State of Georgia and from the EIP and LWC acquisitions. The increase in engineering fees for the Transportation Services segment was due to new projects and additional assignments from two states DOTs and the City of Atlanta. As of June 30, 2006, the Company’s revenue backlog decreased by about $20 million from the volume as of September 30, 2005.

We provide services to both private and public sector clients, with the public sector comprising approximately 79% of our revenues. Our business is divided in four segments, consisting of Transportation Services, Civil Engineering, Construction Management and Environmental Services. During the nine-month period ended June 30, 2005, the Civil Engineering segment continued to experience some growth. The growth in the Civil Engineering segment was fueled by large disaster response projects as a result of the hurricanes that hit Florida in August and September of 2004 and growth in the segment’s homeland security program. The Transportation services segment also experienced some growth in engineering fees resulting from the Triline and WKA acquisitions, as well as growth in the Texas Turnpike Authority projects. All four business segments experienced increased volumes in backlog at June 30, 2005, as compared to September 30, 2004.

We earn revenue for time spent on projects, in addition to certain direct costs of our projects, such as blueprints and sub-contractor expenses. The fluctuation in direct reimbursable costs, specifically sub-contractor costs, will influence our net earned revenue. For instance, our Civil Engineering segment experienced a significant increase in sub-contractor costs related to the disaster response projects during the nine-month period ended June 30, 2005. As a result, our Civil Engineering segment’s net earned revenue grew at a lesser rate than its engineering fees, since more work was being performed by subcontractors. During the nine-month period ended June 30, 2005 there was an increase in the number of our employees who were primarily technical professionals, whose billable labor gets charged back to our clients, thereby increasing the amount of fees we earned. As chargeability of our technical professionals’ time increases, direct labor costs increase along with it, while indirect salaries decrease, as more of the technical staff’s time worked is being charged back to our clients.

We earn revenue for time spent on projects, in addition to certain direct reimbursable expenses of our projects, such as travel and lodging, blueprints and sub-contractor expenses. The fluctuation in direct reimbursable expenses, specifically sub-contractor costs, including travel and lodging, will influence the fluctuation of our net earned revenue (“NER”). For instance, our Civil Engineering segment experienced a significant decrease in direct reimbursable expenses during the nine-month period ended June 30, 2006, as compared to 2005, resulting from a reduction in subcontractors’ costs, including travel and lodging, related to the debris removal from the Florida hurricanes in calendar 2004 and 2005. As a result, our Civil Engineering segment’s NER grew at a greater rate than its engineering fees, because more work was being performed by our in-house technical professionals. During the nine-month period ended June 30, 2006, there was a decrease in the amount of chargeable salary of our employees who were primarily technical professionals, whose billable labor gets charged back to our clients, thereby decreasing the amount of fees we earned. As chargeability of our technical professionals’ time decreases, direct salary costs decrease proportionately along with it, while indirect salary costs increase, as less of the technical staff’s time worked is being charged back to our clients.

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

During the last quarter of fiscal year 2004 and the first nine months of fiscal year 2005, the economy was in a period of slow recovery with improving private sector corporate profitability, while investment in residential housing development continued at high rates. However, in the third quarter of 2006 there was a slow down in the private sector residential market. Federal spending remained strong especially in the area of national defense, which increased opportunity and fortified our strategy for greater balance between the public and private sectors. The state and local government markets remained weak but the market for our specialized services in the area of risk and emergency management strengthened due in part to hurricanes and wild fires. Near term expectations are for the Federal Department of Defense and Homeland Security sectors to remain strong. As the economy expands its recovery, we expect the private sector to strengthen. State and local government markets will remain weak but will improve as increased tax revenue from private sector recovery trickles into the government sector.

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

The accounting policies of the segments are the same as those described in the notes to the accompanying condensed consolidated financial statements. We evaluate performance based on operating income (loss) of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for the three and nine-month periods ended June 30, 2006 as compared to 2005.

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

	Three Months Ended June 30,				Nine Months Ended June 30,
		% of		% of		% of		% of
	2006	NER	2005	NER	2006	NER	2005	NER

Transportation Services
Engineering fees	$54,919	131.5%	$50,233	131.8%	$154,201	129.9%	$144,951	130.7%
Direct reimbursable expenses	13,160	31.5	12,130	31.8	35,476	29.9	34,042	30.7

Net earned revenues (NER)	41,759	100.0	38,103	100.0	118,725	100.0	110,909	100.0
Direct salaries and direct costs	15,324	36.7	14,435	37.9	43,414	36.6	41,890	37.8
Indirect salaries	7,920	19.0	7,246	19.0	23,898	20.1	21,287	19.2
General and administrative costs	13,516	32.4	14,364	37.7	40,250	33.9	36,615	33.0
Misappropriation loss, net	41	0.1	(5,345)	(14.0)	(583)	(0.5)	(4,030)	(3.6)
Investigation and related costs	977	2.3	562	1.5	3,873	3.3	599	0.5

Total costs and expenses	37,778	90.5	31,262	82.0	110,852	93.4	96,361	86.9

Operating income	$3,981	9.5%	$6,841	18.0%	$7,873	6.6%	$14,548	13.1%

Construction Management
Engineering fees	$23,792	121.3%	$23,044	128.9%	$67,096	120.6%	$62,960	128.2%
Direct reimbursable expenses	4,173	21.3	5,160	28.9	11,472	20.6	13,867	28.2

Net earned revenues (NER)	19,619	100.0	17,884	100.0	55,624	100.0	49,093	100.0
Direct salaries and direct costs	7,485	38.2	7,304	40.8	21,724	39.1	20,305	41.4
Indirect salaries	3,505	17.9	2,746	15.4	9,812	17.6	8,163	16.6
General and administrative costs	5,600	28.5	6,262	35.0	18,806	33.8	16,419	33.4
Misappropriation loss, net	35	0.2	(2,406)	(13.5)	(273)	(0.5)	(1,806)	(3.7)
Investigation and related costs	379	1.9	252	1.4	1,810	3.3	269	0.5

Total costs and expenses	17,004	86.7	14,158	79.2	51,879	93.3	43,350	88.3

Operating income	$2,615	13.3%	$3,726	20.8%	$3,745	6.7%	$5,743	11.7%

Civil Engineering
Engineering fees	$25,918	120.0%	$21,458	121.4%	$86,725	118.8%	$85,392	143.9%
Direct reimbursable expenses	4,315	20.0	3,776	21.4	13,725	18.8	26,033	43.9

Net earned revenues (NER)	21,603	100.0	17,682	100.0	73,000	100.0	59,359	100.0
Direct salaries and direct costs	8,014	37.1	6,638	37.5	27,157	37.2	22,433	37.8
Indirect salaries	5,186	24.0	4,091	23.1	14,389	19.7	12,032	20.3
General and administrative costs	8,772	40.6	7,791	44.1	25,696	35.2	22,262	37.5
Misappropriation loss, net	22	0.1	(3,304)	(18.7)	(373)	(0.5)	(2,449)	(4.1)
Investigation and related costs	640	3.0	341	1.9	2,473	3.4	365	0.6

Total costs and expenses	22,634	104.8	15,557	88.0	69,342	95.0	54,643	92.1

Operating income (loss)	$(1,031)	(4.8)%	$2,125	12.0%	$3,658	5.0%	$4,716	7.9%

Environmental Services
Engineering fees	$34,298	124.5%	$29,991	123.2%	$93,122	124.0%	$82,033	121.8%
Direct reimbursable expenses	6,745	24.5	5,657	23.2	18,044	24.0	14,662	21.8

Net earned revenues (NER)	27,553	100.0	24,334	100.0	75,078	100.0	67,371	100.0
Direct salaries and direct costs	9,548	34.7	8,649	35.5	25,997	34.6	23,738	35.2
Indirect salaries	6,156	22.3	5,098	21.0	17,458	23.3	15,544	23.1
General and administrative costs	9,768	35.5	9,081	37.3	27,820	37.1	23,725	35.2
Misappropriation loss, net	18	0.1	(3,476)	(14.3)	(404)	(0.5)	(2,610)	(3.9)
Investigation and related costs	722	2.6	365	1.5	2,677	3.6	389	0.6

Total costs and expenses	26,212	95.1	19,717	81.0	73,548	98.0	60,786	90.2

Operating income	$1,341	4.9%	$4,617	19.0%	$1,530	2.0%	$6,585	9.8%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Engineering Fees

	Three Months Ended June 30,
(Dollars in thousands)	2006	2005	$ Change	% Change
Transportation Services	$54,919	$50,233	$4,686	9.3%
Construction Management	23,792	23,044	748	3.2%
Civil Engineering	25,918	21,458	4,460	20.8%
Environmental Services	34,298	29,991	4,307	14.4%

Total Engineering Fees	$138,927	$124,726	$14,201	11.4%

Engineering fees for the three-month period ended June 30, 2006, were $138.9 million compared to $124.7 million in the same period in 2005, representing an 11.4% increase. All segments contributed to the increase in engineering fees in the three-month period ended June 30, 2006 from the same period in 2005. Substantially all of the increase was in the Transportation Services, Civil Engineering and Environmental Services segments.

In the Transportation Services segment, engineering fees increased 9.3% to $54.9 million in the three-month period ended June 30, 2006 from $50.2 million in the same period in 2005. The increase included new projects and additional assignments on existing contracts awarded by the Texas DOT (“TxDOT”), Nevada DOT and City of Atlanta.

Engineering fees in our Construction Management segment increased 3.2% to $23.8 million in the three-month period ended June 30, 2006 from $23.0 million in the same period in 2005. The increase is due primarily to growth with existing clients in the Construction Consulting practice in the Southeast Region, including Georgia and Florida DOT’s. To a lesser extent, the increase for the quarter was the addition of a large contract with the Army Corps of Engineers in New Orleans.

Engineering fees in our Civil Engineering segment increased 20.8% to $25.9 million in the three-month period ended June 30, 2006 from $21.5 million in the same period in 2005. During the three-month period ended June 30, 2006, the Civil Engineering segment experienced an increase in engineering fees resulting from the addition of several large lump sum contracts with the Department of Defense. The increase in engineering fees was partly offset by the onset of a slow down in the private sector residential market in the third quarter of fiscal year 2006 and the winding down of work related to the administration and management of debris removal from the large response projects resulting from the calendar years 2004 and 2005 hurricanes that hit Florida.

Our Environmental Services segment experienced growth in its engineering fees for the three-month period ended June 30, 2006 as compared to the same period in 2005. Engineering fees increased 14.4% to $34.3 million in the three-month period ended June 30, 2006 from $30.0 million in the same period in 2005. The increase is primarily attributable to organic growth, including two significant new contracts with FEMA and the State of Georgia and a new contract with the California Department of Water Resources. To a lesser extent, engineering fees increased as a result of the April 30, 2006 acquisition of EIP. Engineering fees from EIP, following the acquisition, were approximately $1.4 million for the three-month period ended June 30, 2006.

Net Earned Revenue

	Three Months Ended June 30,
(Dollars in thousands)	2006	2005	$ Change	% Change
Transportation Services	$41,759	$38,103	$3,656	9.6%
Construction Management	19,619	17,884	1,735	9.7%
Civil Engineering	21,603	17,682	3,921	22.2%
Environmental Services	27,553	24,334	3,219	13.2%

Total Net Earned Revenues	$110,534	$98,003	$12,531	12.8%

Net earned revenue (“NER”) was $110.5 million during the three-month period ended June 30, 2006 as compared to $98.0 million in the same period in 2005, representing an increase of 12.8%. This increase was directly related to the increase in engineering fees, as previously explained.

	Three Months Ended June 30,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$13,160	31.5%	$12,130	31.8%
Construction Management	4,173	21.3%	5,160	28.9%
Civil Engineering	4,315	20.0%	3,776	21.4%
Environmental Services	6,745	24.5%	5,657	23.2%

Total Direct Reimbursable Expenses	$28,393	25.7%	$26,723	27.3%

In addition, the change in our NER is affected by the fluctuation in our direct reimbursable expenses. Direct reimbursable expenses is primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints and equipment where the Company is responsible for procurement and management of such cost components on behalf of the Company’s clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up. As a percentage of NER, direct reimbursable expenses decreased by 1.6% to 25.7% for the three-month period ended June 30, 2006 from 27.3% in the same period in 2005. The decrease was driven by the Construction Management and Civil Engineering segments. This decrease was partially offset by an increase experienced by the Environmental Services segment.

As a percentage of NER, direct reimbursable expenses for our Transportation Services segment decreased slightly by 0.3% to 31.5% for the three-month period ended June 30, 2006 from 31.8% in the same period in 2005. Direct reimbursable expenses grew at a lower rate than NER in the three-month period ended June 30, 2006 when compared to the same period in 2005.

In our Construction Management segment, direct reimbursable expenses, as a percentage of NER, decreased by 7.6% to 21.3% in the three-month period ended June 30, 2006 from 28.9% in the same period in 2005. This decrease was primarily due to a market shift from direct reimbursable projects to more lump sum and all-inclusive billing rates contracts in the Central and Southeast regions. The shift started in fiscal year 2005 and has continued into fiscal year 2006.

Direct reimbursable expenses in the Civil Engineering segment decreased, as a percentage of NER, by 1.4% to 20.0% in the three-month period ended June 30, 2006 from 21.4% in the same period in 2005. The decrease as a percentage of NER is due to the more profitable lump sum contracts with the Department of Defense added in fiscal year 2006, which generated a higher increase in engineering fees in proportion to the increase in direct reimbursable expenses. During fiscal year 2005, the Civil Engineering incurred significant subcontractors’ costs and travel and lodging costs for the hundreds of employees overseeing debris removal in the areas affected by the hurricanes that hit Florida in calendar years 2004 and 2005.

Our Environmental Services segment experienced an increase of 19.2% in direct reimbursable expenses for the three-month period ended June 30, 2006 when compared to the same period in 2005. As a percentage of NER, direct reimbursable expenses increased by 1.3% to 24.5% for the three-month period ended June 30, 2006 from 23.2% in the same period in 2005. This increase was due primarily to the use of subcontractors required with the contracts acquired with the EIP acquisition and the new contract with the Department of Water Resources in the State of California, as previously stated.

Operating Income

	Three Months Ended June 30,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$3,981	9.5%	$6,841	18.0%
Construction Management	2,615	13.3%	3,726	20.8%
Civil Engineering	(1,031)	-4.8%	2,125	12.0%
Environmental Services	1,341	4.9%	4,617	19.0%

Total Operating Income	6,906	6.2%	17,309	17.7%
M isappropriation Loss (Recoveries) and Investigation and Related Costs, net	2,834	2.6%	(13,011)	-13.3%

Total Operating Income before Misappropriation Loss and Investigation and Related Costs, net	$9,740	8.8%	$4,298	4.4%

Operating income was $6.9 million in the three-month period ended June 30, 2006 as compared to $17.3 million in the same period in 2005 representing a decrease of 60.1%. The decrease in total operating income in the three-month period ended June 30, 2006 when compared to the same period in 2005 was primarily due to a net reduction of $14.6 million in gain from recovered assets and an increase of $1.2 million in investigation related costs. All segments had decreases in operating income in the three-month period ended June 30, 2006 as compared to the same period in 2005. Operating income, as a percentage of NER, decreased by 11.5% to 6.2% in the three-month period ended June 30, 2006 from 17.7% in the same period in 2005. All segments, also experienced decreases in operating income as a percentage of NER, in the three-month period ended June 30, 2006 as compared to the same period in 2005.

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

Operating income before misappropriation loss and investigation and related costs, net was $9.7 million for the three-month period ending June 30, 2006 as compared to $4.3 million for the same period in 2005, representing an increase of 126.6%. Operating income before misappropriation loss and related costs, net, as a percentage of NER, increased by 4.4% to 8.8% in the three-month period ended June 30, 2006 from 4.4% in the same period in 2005. Misappropriation loss and investigation and related costs, net are treated as corporate overhead costs, and as such, are allocated to each respective segment. The allocation is based on the segments’ proportionate share of general and administrative (“G&A”) costs to total Company G&A costs.

As a percentage of NER, the Transportation Services segment’s operating income decreased by 8.5% to 9.5.% in the three-month period ended June 30, 2006 from 18.0% in the same period in 2005. This decrease is primarily driven by the increase in misappropriation loss and investigation and related costs, net. As a percentage of NER, the Transportation Services segment’s operating income before misappropriation loss and investigation and related costs, net increased by 6.6% to 12.0% in the three-month period ended June 30, 2006 from 5.4% in the same period in 2005. This increase experienced by the Transportation Services segment was driven by new projects and additional assignments on existing contracts awarded by the Nevada DOT and City of Atlanta.

As a percentage of NER, the Construction Management segment experienced a decrease in operating income of 7.5% to 13.3% in the three-month period ended June 30, 2006 as compared to 20.8% in the same period in 2005. This decrease is primarily driven by the increase in misappropriation loss and investigation and related costs, net. As a percentage of NER, the Construction Management segment experienced an increase in operating income before misappropriation loss and related costs, net, of 6.6% to 15.4% in the three-month period ended June 30, 2006 as compared to 8.8% in the same period in 2005. The increase is due in part to a large contract with the Army Corps of Engineers in New Orleans. In addition, the Construction Management segment experienced significant growth, with existing clients, in their Construction Consulting practice in the Southeast Region, including Georgia and Florida DOTs

The Civil Engineering segment operating loss was $1.0 million for the three-month period ended June 30, 2006 as compared to income of $2.1 million for the same period in 2005. This decrease is primarily driven by the increase in misappropriation loss and investigation and related costs, net. The Civil Engineering segment operating loss before misappropriation loss and investigation and related costs, net was $0.4 million for the three-month period ended June 30, 2006 as compared to a loss of $0.8 million for the same period in 2005. The improvement resulted from the addition of several large lump sum contracts with the Department of Defense. This segment’s operating results was negatively impacted during the three-month period ended June 30, 2006 by a slow down in the private sector residential market and the winding down of work related to the administration and management of debris removal from the large response projects resulting from the calendar years 2004 and 2005 hurricanes.

The Environmental Services segment experienced a decrease in operating income of 244.3% in the three-month period ended June 30, 2006 when compared to the same period in 2005. This decrease is primarily driven by the increase in misappropriation loss and investigation and related costs, net. The Environmental Services segment experienced an increase in operating income before misappropriation loss and investigation and related costs, net of 38.2% in the three-month period ended June 30, 2006 when compared to the same period in 2005. This increase was primarily due to the addition of two significant new contracts with FEMA and the State of Georgia and the California Department of Water Resources. To a lesser extent, the acquisition of EIP also contributed to the improvements in operating income before misappropriation loss and investigation and related costs, net.

Costs

Costs consist principally of direct salaries that are chargeable to clients and overhead and general and administrative expenses.

Direct Salaries and Direct Costs

	Three Months Ended June 30,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$15,324	36.7%	$14,435	37.9%
Construction Management	7,485	38.2%	7,304	40.8%
Civil Engineering	8,014	37.1%	6,638	37.5%
Environmental Services	9,548	34.7%	8,649	35.5%

Total Direct Salaries and Direct Costs	$40,371	36.5%	$37,026	37.8%

Direct salaries and direct costs primarily includes direct salaries and to a lesser extent unreimburseable direct costs. Direct salaries and direct costs were $40.4 million for the three-month period ended June 30, 2006, as compared to $37.0 million for the same period in 2005, representing an increase of 9.0%. This increase is directly related to the increase in engineering fees. As a percentage of NER, all segments experienced a decrease from a year ago. On a Company basis, direct salaries and direct costs as a percentage of NER decreased by 1.3% to 36.5% for the three-month period of 2006 from 37.8% for the same period in 2005.

The Transportation Services segment experienced an increase in direct salaries and direct costs of 6.2% to $15.3 million in the three-month period ended June 30, 2006 compared to $14.4 million in the same period in 2005. However, as a percentage of NER, direct salaries and direct costs decreased by 1.2% to 36.7% in the three-month period ended June 30, 2006 from 37.9% in the same period in 2005, reflecting improvements in capturing labor billable costs to clients.

Direct salaries and direct costs in the Construction Management segment increased 2.6%, and as a percentage of NER, direct salaries and direct costs decreased by 2.6% to 38.2% in the three-month period ended June 30, 2006 from 40.8% in the same period in 2005. This decrease is due to increased chargeability and higher profitability resulting from the shifting of direct reimbursable projects to lump sum and all-inclusive billing rates contracts in the Central and Southeast regions, as previously explained.

Direct salaries and direct costs in the Civil Engineering segment increased 20.7%, and as a percentage of NER, direct salaries and direct costs decreased slightly by 0.4% to 37.1% in the three-month period ended June 30, 2006 from 37.5% in the same period in 2005. This slight decrease was due in part from the higher profitability of the lump sum contracts with the Department of Defense, as previously explained.

Direct salaries and direct costs in the Environmental Services segment increased 10.4%, and as a percentage of NER, direct salaries decreased by 0.8% to 34.7% in the three-month period ended June 30, 2006 from 35.5% in the same period in 2005. The increase in direct salaries and direct costs was due primarily to the professional staff added with the acquisitions of EIP and LWC, as previously explained. As a percentage of NER, direct salaries and direct costs stayed proportionately in line with NER in the three-month period ended June 30, 2006 as compared to the same period in 2005.

General and Administrative Costs, including Indirect Salaries

The other component of costs is indirect costs, which include indirect salaries, and general and administrative costs.

	Three Months Ended June 30,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$7,920	19.0%	$7,246	19.0%
Construction Management	3,505	17.9%	2,746	15.4%
Civil Engineering	5,186	24.0%	4,091	23.1%
Environmental Services	6,156	22.3%	5,098	21.0%

Total Indirect Salaries	$22,767	20.6%	$19,181	19.6%

Indirect salaries increased 18.7% to $22.8 million during the three-month period ended June 30, 2006 from $19.2 million in the same period in 2005. Indirect salaries as a percentage of NER increased by 1.0% to 20.6% in the three-month period ended June 30, 2006 from 19.6% in the same period in 2005.

Indirect salaries for the Transportation Services segment increased 9.3% to $7.9 million in the three-month period ended June 30, 2006 from $7.2 million in the same period in 2005. As a percentage of NER, indirect salaries for the Transportation Services segment stayed flat at 19.0% for the three-month period ended June 30, 2006 and 2005, respectively.

The Construction Management segment experienced an increase in indirect salaries of 27.6% to $3.5 million in the three-month period ended June 30, 2006 from $2.7 million in the same period in 2005. As a percentage of NER, indirect salaries increased by 2.5% to 17.9% in the three-month period ended June 30, 2006 as compared to 15.4% in the same period in 2005. The increase in indirect salaries was due primarily to the start-up costs incurred with the new at-risk construction management services and the additional expenditure incurred in marketing and business development in the West and Southeast regions, as previously explained.

Indirect salaries for the Civil Engineering segment increased 26.8% to $5.2 million in the three-month period ended June 30, 2006 from $4.1 million for the same period in 2005. As a percentage of NER, indirect salaries increased by 0.9% to 24.0% in the three-month period ended June 30, 2006 from 23.1% in the same period in 2005. This increase resulted from a slow down in the private sector residential market and carrying staff in anticipation of an active hurricane season, which did not occur.

The Environmental Services segment experienced an increase in indirect salaries of 20.8% to $6.2 million in the three-month period ended June 30, 2006 from $5.1 million in the same period in 2005. As a percentage of NER, indirect salaries increased by 1.3% to 22.3% in the three-month period ended in June 30, 2006 as compared to 21.0% in the same period in 2005. The increase in indirect salaries was primarily due to decreased chargeability partially due to the transition of the EIP acquisition and additional focus on marketing and business development.

	Three Months Ended June 30,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$13,516	32.4%	$14,364	37.7%
Construction Management	5,600	28.5%	6,262	35.0%
Civil Engineering	8,772	40.6%	7,791	44.1%
Environmental Services	9,768	35.5%	9,081	37.3%

Total General & Administrative Costs	$37,656	34.1%	$37,498	38.3%

General and administrative (“G&A”) costs increased slightly, to $37.7 million for the three-month period ended June 30, 2006 from $37.5 million in the same period in 2005. G&A, as a percentage of NER, decreased by 4.2% to 34.1% in the three-month period ended June 30, 2006 from 38.3% in the same period in 2005. All segments experienced decreases in G&A as a percentage of NER for the three-month period ended June 30, 2006 as compared to the same period in 2005. The slight increase in G&A was the result of increases in medical insurance premiums and flex benefits resulting from rising costs of $2.5 million, professional fees of $388,000, travel and entertainment of $518,000, rent expense for real estate of $364,000, payroll taxes of $579,000, depreciation and amortization of $546,000, and communication expenses of $352,000. Offsetting these increases were a reduction in incentive compensation of $4.1 million, a reduction in legal settlements and fees of $1.5 million, and a decrease in deferred compensation of $438,000. These costs are generally considered corporate costs which benefit all segments and are allocated to the respective segments based on the individual segments’ proportionate share of G&A costs as compared to total Company G&A costs.

Misappropriation Loss and Investigation and Related Costs

As described elsewhere in this Form 10-Q, during the three months ended June 30, 2005, we recorded a gain from recovered assets totaling $14.5 million. Additionally, for the three-month period ended June 30, 2006 and 2005, we incurred approximately $2.7 million and $1.5 million, respectively in costs to investigate and quantify the impact of the embezzlement, and in costs related to the recovery and maintenance of certain assets. The recorded gain from recovered assets and the investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of G&A costs to total Company G&A costs.

Nine months Ended June 30, 2006 Compared to Nine months Ended June 30, 2005

Engineering Fees

	Nine Months Ended June 30,
(Dollars in thousands)	2006	2005	$ Change	% Change
Transportation Services	$154,201	$144,951	$9,250	6.4%
Construction Management	67,096	62,960	4,136	6.6%
Civil Engineering	86,725	85,392	1,333	1.6%
Environmental Services	93,122	82,033	11,089	13.5%

Total Engineering Fees	$401,144	$375,336	$25,808	6.9%

Engineering fees for the nine-month period ended June 30, 2006, were $401.1 million $375.3 million in the same period in 2005, representing a 6.9% increase. Substantially all of the increase was in the Environmental Services and Transportation Services segments.

In the Transportation Services segment, engineering fees increased 6.4% to $154.2 million in the nine-month period ended June 30, 2006 from $145.0 million in the same period in 2005. The increase included new projects and additional assignments on existing contracts awarded by the Texas DOT (“TxDOT”), Nevada DOT and City of Atlanta.

Engineering fees from our Construction Management segment increased 6.6% to $67.1 million in the nine-month period ended June 30, 2006 from $63.0 million in the same period in 2005. The increase is due primarily to growth with existing clients in the Construction Consulting practice in the Southeast Region, including Georgia and Florida DOT’s. To a lesser extent, the increase for the quarter was the addition of a large contract with the Army Corps of Engineers in New Orleans.

Engineering fees from Civil Engineering services increased 1.6% to $86.7 million in the nine-month period ended June 30, 2006 from $85.4 million in the same period in 2005. The increase in engineering fees was primarily attributable to the addition of several large lump sum contracts with the Department of Defense, mostly offset by the winding down of the work related to the administration and management of the debris removal of the calendar years 2004 and 2005 hurricanes in Florida and a slow down in the private sector residential market, which started in the third quarter of fiscal year 2006.

Engineering fees in our Environmental Services segment experienced an increase of 13.5% to $93.1 million in the nine-month period ended June 30, 2006 from $82.0 million in the same period in 2005. The increase is primarily attributable to organic growth, including two significant new contracts with FEMA and the State of Georgia and a new contract with the California Department of Water Resources. To a lesser extent, engineering fees increased as a result of the February 1, 2005 acquisition of LWC and the acquisition of EIP on April 30, 2006. The nine-month period impact in engineering fees from the LWC acquisition from the comparable period a year ago was approximately $1.9 million. The engineering fees from EIP, following the acquisition, were $1.4 million for the nine-month ended June 30, 2006.

Net Earned Revenue

	Nine Months Ended June 30,
(Dollars in thousands)	2006	2005	$ Change	% Change
Transportation Services	$118,725	$110,909	$7,816	7.0%
Construction Management	55,624	49,093	6,531	13.3%
Civil Engineering	73,000	59,359	13,641	23.0%
Environmental Services	75,078	67,371	7,707	11.4%

Total Net Earned Revenues	$322,427	$286,732	$35,695	12.4%

Net earned revenue was $322.4 million for the nine-month period ended June 30, 2006 as compared to $286.7 million in the same period in 2005, representing an increase of 12.4%. This increase was directly related to the increase in engineering fees, as previously explained, and a reduction in direct reimbursable expenses, which is explained below.

	Nine Months Ended June 30,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$35,476	29.9%	$34,042	30.7%
Construction Management	11,472	20.6%	13,867	28.2%
Civil Engineering	13,725	18.8%	26,033	43.9%
Environmental Services	18,044	24.0%	14,662	21.8%

Total Direct Reimbursable Expenses	$78,717	24.4%	$88,604	30.9%

In addition, the change in our NER is affected by the fluctuation in our direct reimbursable expenses. Direct reimbursable expenses is primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints and equipment where the Company is responsible for procurement and management of such cost components on behalf of the Company’s clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up. As a percentage of NER, direct reimbursable expenses decreased by 6.5% to 24.4% for the nine-month period ended June 30, 2006 from 30.9% in the same period in 2005. The decrease was principally driven by the Civil Engineering, Transportation Services and Construction Management segments.

In our Transportation Services segment, direct reimbursable expenses as a percentage of NER decreased by 0.8% to 29.9% for the nine-month period ended June 30, 2006 from 30.7% in the same period in 2005. The decrease primarily resulted from decreased use of sub consultants.

In our Construction Management segment, direct reimbursable expenses as a percentage of NER decreased by 7.6% to 20.6% in the nine-month period ended June 30, 2006 from 28.2% in the same period in 2005. This decrease was primarily due to a market shift from direct reimbursable projects to more lump sum and all-inclusive billing rates contracts in the Central and Southeast regions. The shift started in fiscal year 2005 and has continued into fiscal year 2006.

In the Civil Engineering segment direct reimbursable expenses as a percentage of NER decreased by 25.1% to 18.8% for the nine-month period ended June 30, 2006 from 43.9% in the same period in 2005. The decrease was primarily due to a significant reduction in subcontractors costs related to debris removal from the Florida hurricanes in calendar 2004 and 2005. In fiscal year 2005, the Civil Engineering incurred significant subcontractors’ costs and travel and lodging costs for the hundreds of employees overseeing debris removal in the areas affected by the disasters.

Our Environmental Services segment experienced an increase of 23.1% in direct reimbursable expenses in fiscal year 2006 when compared to fiscal year 2005. This increase was due primarily to the use of subcontractors required with the contracts acquired with the EIP and LWC acquisitions and the new contract with the Department of Water Resources in the State of California, as previously stated.

Operating Income

	Nine Months Ended June 30,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$7,873	6.6%	$14,548	13.1%
Construction Management	3,745	6.7%	5,743	11.7%
Civil Engineering	3,658	5.0%	4,716	7.9%
Environmental Services	1,530	2.0%	6,585	9.8%

Total Operating Income	16,806	5.2%	31,592	11.0%
Misappropriation Loss (Recoveries) and Investigation and Related Costs, net	9,200	2.9%	(9,273)	-3.2%

Total Operating Income before Misappropriation Loss and Investigation and Related Costs, net	$26,006	8.1%	$22,319	7.8%

Operating income was $16.8 million in the nine-month period ended June 30, 2006 as compared to $31.6 million in the same period in 2005 representing a decrease of 47.6%. The decrease in total operating income is primarily the result of an increase in investigation and related costs of $9.2 million, and a reduction gain from recovered assets of $12.9 million, offset by a decrease of $3.6 million in misappropriation loss. Also contributing to the decrease in operating income is an increase in indirect salaries resulting from the transition of new acquisitions and additional time spent on business development. The Company also experienced increases in general and administrative (“G&A”) costs, which is explained below. All segments had decreases in operating income in the nine-month period ended June 30, 2006 when compare to the same period in 2005. Operating income, as a percentage of NER, decreased by 5.8% to 5.2% in the nine-month period ended June 30, 2006 from 11.0% in the same period in 2005. All segments experienced decreases in operating income as a percentage of NER in the nine-month period ended June 30, 2006 as compared to the same period in 2005.

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

Operating income before misappropriation loss and investigation and related costs, net was $26.0 million for the nine-month period ending June 30, 2006 as compared to $22.3 million in the same period in 2005, representing an increase of 16.5%. Operating income before misappropriation loss and related costs, net, as a percentage of NER, increased slightly by 0.3% to 8.1% in the nine-month period ended June 30, 2006 from 7.8% in the same period in 2005. Misappropriation loss and investigation and related costs, net are treated as corporate overhead costs, and as such, are allocated to each respective segment. The allocation is based on the segments’ proportionate share of general and administrative (“G&A”) costs to total Company G&A costs.

As a percentage of NER, the Transportation Services segment’s operating income decreased by 6.5% to 6.6% in the nine-month period ended June 30, 2006 from 13.1% in the same period in 2005. This decrease is primarily driven by the increase in misappropriation loss and investigation and relates costs, net. As a percentage of NER, the Transportation Services segment’s operating income before misappropriation loss and investigation and related costs, decreased by 0.6% to 9.4% in the nine-month period ended June 30, 2006 from 10.0% in the same period in 2005. The slight decrease was due to the lower multipliers on some contracts.

The Construction Management segment experienced a decrease in operating income of 53.4% in the nine-month period ended June 30, 2006 when compared to the same period in 2005. This decrease was primarily driven by the increase in misappropriation loss and investigation and relates costs, net. The Construction Management segment experienced an increase in operating income before misappropriation loss and related costs, net, of 25.6% in the nine-month period ended June 30, 2006 when compared to the same period in 2005. The increase was primarily due to a market shift from direct reimbursable projects to more lump sum and all-inclusive billing rates contracts in the Central and Southeast regions, as previously explained. This increase was partly offset by costs associated with the new at-risk construction management services initiated in fiscal year 2006 and the additional expenditures incurred in marketing and business development in the West and Southeast regions. Additional costs were also incurred in promoting safety initiatives throughout this segment.

As a percentage of NER, the Civil Engineering segment operating income decreased by 2.9% to 5.0% in the nine-month period ended June 30, 2006 from 7.9% in fiscal year 2005. This decrease was primarily driven by the increase in misappropriation loss and investigation and relates costs, net. As a percentage of NER, the Civil Engineering segment operating income before misappropriation loss and investigation and related costs, net increased by 3.5% to 7.9% in the nine-month period ended June 30, 2006 from 4.4% in fiscal year 2005. This increase resulted primarily from the addition of several large lump sum contracts with the Department of Defense, partly offset with the reduction of work associated with the disaster projects and the onset of the decline in the private sector residential market during the third quarter of fiscal year 2006, as previously explained.

The Environmental Services segment experienced a decrease in operating income of 330.4% in the nine-month period ended June 30, 2006 when compared to the same period in 2005. This decrease was primarily driven by the increase in misappropriation loss and investigation and relates costs, net. The Environmental Services segment experienced a decrease in operating income before misappropriation loss and investigation and related costs, net of 12.9% in the nine-month period ended June 30, 2006 when compared to the same period in 2005. As a percentage of NER, the Environmental Services segment had a decrease of 1.4% to 5.1% in the nine-month period ended June 30, 2006, compared to 6.5% in the same period in 2005. This decrease was primarily due to decreased chargeability, partially due to the transition of the acquisitions and expenditures for marketing and business development.

Costs

Costs consist principally of direct salaries that are chargeable to clients and overhead and general and administrative expenses.

Direct Salaries and Direct Costs

	Nine Months Ended June 30,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$43,414	36.6%	$41,890	37.8%
Construction Management	21,724	39.1%	20,305	41.4%
Civil Engineering	27,157	37.2%	22,433	37.8%
Environmental Services	25,997	34.6%	23,738	35.2%

Total Direct Salaries and Direct Costs	$118,292	36.7%	$108,366	37.8%

Direct salaries and direct costs primarily includes direct salaries and to a lesser extent unreimburseable direct costs. Direct salaries and direct costs were $118.3 million for the nine-month period ended June 30, 2006, as compared to $108.4 million in the same period in 2005, representing an increase of 9.2%. This increase is directly related to the increase in engineering fees and higher profitability on new contracts. As a percentage of NER, all segments experienced a decrease from a year ago. Direct salaries and direct costs, as a percentage of NER, decreased by 1.1% to 36.7% in the nine-month period ended June 30, 2006 from 37.8% in the same period in 2005.

Direct salaries and direct costs in the Transportation Services segment increased 3.6% to $43.4 million for the nine-month period ended June 30, 2006 from $41.9 million in the same period in 2005. However, as a percentage of NER, direct salaries and direct costs decreased by 1.2% to 36.6% for the nine-month period ended June 30, 2006 from 37.8% in the same period in 2005, reflecting improvements in capturing labor billable costs to clients.

Direct salaries and direct costs in the Construction Management segment increased 7.0% to $21.7 million for the nine-month period ended June 30, 2006 from $20.3 million in the same period in 2005. As a percentage of NER, direct salaries and direct costs decreased by 2.3% to 39.1% for the nine-month period ended June 30, 2006 from 41.4% in the same period in 2005. This decrease is due to increased chargeability and higher profitability resulting from the shifting of direct reimbursable projects to lump sum and all-inclusive billing rates contracts in the Central and Southeast regions, as previously explained.

Direct salaries and direct costs in the Civil Engineering segment increased 21.1% to $27.2 million for the nine-month period ended June 30, 2006 from $22.4 million in the same period in 2005. As a percentage of NER, direct salaries and direct costs decreased by 0.6% to 37.2% for the nine-month period ended June 30, 2006 from 37.8% in the same period in 2005. This decrease was due in part from the higher profitability of the lump sum contracts with the Department of Defense, as previously explained.

Direct salaries and direct costs in the Environmental Services segment increased 9.5% to $26.0million for the nine-month period ended June 30, 2006 from $23.7 million in the same period in 2005. This increase was due primarily to the professional staff added with the acquisitions of EIP and LWC, as previously explained. As a percentage of NER, direct salaries and direct costs decreased by 0.6 to 34.6 % in the nine-month period ended June 30, 2006 from 35.2% in the same period in 2005.

General and Administrative Costs, including Indirect Salaries

The other component of costs is indirect costs, which include indirect salaries, and general and administrative costs.

	Nine Months Ended June 30,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$23,898	20.1%	$21,287	19.2%
Construction Management	9,812	17.6%	8,163	16.6%
Civil Engineering	14,389	19.7%	12,032	20.3%
Environmental Services	17,458	23.3%	15,544	23.1%

Total Indirect Salaries	$65,557	20.3%	$57,026	19.9%

Indirect salaries increased 15.0% to $65.6 million during the nine-month period ended June 30, 2006 from $57.0 million in the same period in 2005. Indirect salaries, as a percentage of NER, increased by 0.4% to 20.3% for the nine-month period ended June 30, 2006 from 19.9% in the same period in 2005.

The Transportation Services segment experienced an increase in indirect salaries of 12.3% to $23.9 million in the nine-month period ended June 30, 2006 from $21.3 million in the same period in 2005. As a percentage of NER, indirect salaries increased by 0.9% to 20.1% for the nine-month period ended June 30, 2006 from 19.2% in the same period in 2005. Transportation Services segment was impacted by the temporary stoppage on bidding for new jobs with the TxDOT during the latter part of fiscal year 2006, as previously explained.

The Construction Management segment experienced an increase in indirect salaries of 20.2% to $9.8 million in the nine-month period ended June 30, 2006 from $8.2 million in the same period in 2005. As a percentage of NER, indirect salaries increased by 1.0% to 17.6% in the nine-month period ended June 30, 2006 from 16.6% in the same period in 2005. The increase in indirect salaries was due primarily to the start-up costs incurred with the new at-risk construction management services and the additional expenditure incurred in marketing and business development in the West and Southeast regions, as previously explained.

The Civil Engineering segment experienced an increase in indirect salaries of 19.6% to $14.4 million for the nine-month period ended June 30, 2006 from $12.0 million in the same period in 2005. As a percentage of NER, indirect salaries decreased by 0.6% to 19.7% for the nine-month period ended June 30, 2006 from 20.3% in the same period in 2005. This decrease resulted from higher profitability on the lump sum contracts with the Department of Defense, partly offset by the slow down in the private sector residential market.

Indirect salaries in our Environmental Services segment increased by 12.3% to $17.5 million for the nine-month period ended June 30, 2006 from $15.5 million in the same period in 2005. Indirect salaries, as a percentage of NER increased slightly by 0.2% to 23.3% for the nine-month period ended June 30, 2006 from 23.1% in the same period in 2005. The increase in indirect salaries was primarily due to decreased chargeability partially due to the transition of the EIP acquisition and additional focus on marketing and business development.

	Nine Months Ended June 30,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$40,250	33.9%	$36,615	33.0%
Construction Management	18,806	33.8%	16,419	33.4%
Civil Engineering	25,696	35.2%	22,262	37.5%
Environmental Services	27,820	37.1%	23,725	35.2%

Total General & Administrative Costs	$112,572	34.9%	$99,021	34.5%

G&A costs increased 13.9%, to $112.6 million for the nine-month period ended June 30, 2006 from $99.0 million during same period in 2005. G&A as a percentage of NER increased by 0.4% to 34.9% in the nine-month period ended June 30, 2006 from 34.5% in the same period in 2005. All segments experienced increases in G&A in the nine-month period ended June 30, 2006 as compared to the same period in 2005. The majority of the increase is primarily related to increased medical insurance premiums and flex benefits resulting from rising costs of $5.4 million, professional fees of $0.8 million, travel and entertainment of $1.3 million, rent expense for real estate of $1.4 million, payroll taxes of $1.7 million, equipment and vehicle leases and related expenses of $1.0 million, and depreciation and amortization of $0.8 million. We also incurred additional expenses for insurance, deferred compensation, legal settlements and fees, and software and computer supplies. The increase in G&A in the nine-month period ended June 30, 2006 over the same period in 2005 was partly offset by a decrease in incentive compensation of $2.5 million. These costs are generally considered corporate costs which benefit all segments and are allocated to the respective segments based on the individual segments’ proportionate share of G&A costs as compared to total Company G&A costs.

Misappropriation Loss and Investigation and Related Costs

The misappropriation loss for the three and nine-month periods ended June 30, 2005 is presented net of the gain from recovered assets. All assets recovered during the investigation and not yet liquidated, are classified as assets held for sale in the accompanying condensed consolidated balance sheets and are recorded at estimated fair value, as of the date recovered, less estimated costs to sell. The recovered assets consist of personal homes, condominiums and other real estate, automobiles, funds from bank accounts, jewelry, fine-arts and cash proceeds from the liquidation of personal retirement accounts. Some of the real estate recovered was acquired subject to existing debt, liens or mortgage notes. Such debt is reported as liabilities related to assets held for sale in the accompanying condensed consolidated balance sheets. The Company does not own any other assets held for sale other than those recovered during the investigation. Gain from recovered assets has been recognized at the estimated fair value of the assets recovered, less related debt and estimated costs to sell the assets.

The participants also surrendered approximately 174,000 shares of the Company’s common stock. These shares were recorded at estimated fair value and a gain on recovery of misappropriated assets of $4.7 million was recognized for the three and nine-month periods ended June 30, 2005. The gain from recovered assets is included in misappropriation loss, net of recoveries in the accompanying condensed consolidated statements of operations for the three and nine-month periods ended June 30, 2005.

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

The following table sets forth the components of the misappropriation loss and related investigation expenses:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Misappropriation loss	$—	$—	$—	$3,636
Less: gain from recovered assets	116	(14,531)	(1,633)	(14,531)

Misappropriation loss (recoveries), net	116	(14,531)	(1,633)	(10,895)

Legal fees	786	642	3,649	697
Forensic accounting fees and related costs	1,945	772	6,395	812
Other	(13)	106	789	113

Investigation and related costs	2,718	1,520	10,833	1,622

Total	$2,834	$(13,011)	$9,200	$(9,273)

During the three and nine-month periods ended June 30, 2005, we recorded a gain from recovered assets totaling $14.5 million. For the nine-month period ended June 30, 2005, we recorded a misappropriation loss of $3.6 million. During the three and nine-month periods ended June 30, 2006, we recorded a loss from recovered assets totaling $116,000 and a gain of $1.6 million, respectively. The gain of $1.6 million for the nine-month period ended June 30, 2006 included $1.4 million gain related to real estate assets recovered which were classified as assets held for sale. Additionally, for the three and nine-month period ended June 30, 2005, we incurred approximately $1.5 million and $3.3 million, respectively, in costs to investigate and quantify the impact of the embezzlement, and in costs related to the recovery and maintenance of certain assets. For the three and nine-month period ended June 30, 2006, we incurred approximately $2.7 million and $10.8 million, respectively in investigation and related costs. The recorded gains and losses from recovered assets and the investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of general and administrative costs to total Company general and administrative costs.

Income Taxes

The income tax provisions were $2.0 million and $7.7 million and $6.7 million and $13.4 million, or effective tax rates of 32.9% and 45.4% and 43.6% and 44.2%, for the three and nine-month periods ended June 30, 2006 and 2005, respectively.

For the past several years, the Company has generated research and development tax credits related to certain qualifying costs. The qualifying costs relate primarily to the Company’s project costs which management believes involved technical uncertainty. These research and development costs were incurred by the Company in the course of providing services generally under long-term client projects, thereby creating costs associated with recognizable revenue under the project. Because the Company has been unable to utilize the entire amount of research and development tax credits it has generated each year, the condensed consolidated balance sheets reflect a deferred tax asset of $5.6 million and $5.5 million as of June 30, 2006 and September 30, 2005, respectively, for the unused research and development tax credit carry forwards. The credits will expire beginning 2017 through 2022.

The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Significant judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, it believes that certain positions, if challenged, will likely be resolved unfavorably to us. These reserves are adjusted in light of changing facts and circumstances, such as the progress of a tax audit or current developments in tax law. The Company’s annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome or the timing of resolution of any particular matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Resolution of the tax contingencies would be recognized as an increase or decrease to the Company’s tax rate in the period of resolution. During the three and nine-month periods ended June 30, 2006 the Company reversed a tax contingency accrual related to research and development tax credits taken on the Company’s tax return by approximately $1.0 million due to the expiration of the statute of limitations related to such credits. The reversal decreased the Company’s effective tax rate by 17.9% and 7.2% for the three and nine-month periods ended June 30, 2006, respectively.

2.	Financial Condition and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $2.7 million for the nine-month period ended June 30, 2006 as compared to $19.3 million for the same period in 2005. The reduction in net cash provided by operating activities during the nine-month period ended June 30, 2006 from the same period in 2005 was primarily due to a reduction in accounts payable and accrued expenses and an increase in accounts receivable. The decrease in net cash provided by operating activities was partly offset by the proceeds from the disposal of assets held for sale offset by a reduction of liabilities related to assets held for sale, and the provision for deferred taxes for the nine-month period ended June 30, 2006.

Approximately 80% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contracts. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. Unbilled fees decreased 3.4%, to $67.3 million at June 30, 2006 from $69.7 million at September 30, 2005. The decrease in unbilled fees was due to improvements in permitting billing for work performed and earned as of June 30, 2006.

Accounts receivable, net increased by 23.1% to $83.1 million at June 30, 2006, from $67.5 million at September 30, 2005 primarily due to the growth in engineering fees. The balance in the allowance for doubtful accounts at June 30, 2006 and September 30, 2005 was $1.6 million and $1.2 million, respectively.

During fiscal year 2007, we have incurred additional costs in connection with the investigations and with the restatement of our previously issued consolidated financial statements. We have incurred $3.4 million during the fourth quarter of fiscal year 2006. We have also incurred, during fiscal year 2007, an additional $3.7 million in investigation related legal expenses and approximately $800,000 in overhead rate and financial statement audit related expenses during fiscal year 2007. Additionally, we expect to spend approximately $23.2 million in client reimbursements during fiscal year 2007, and an additional $5.8 million thereafter. We may also incur additional fees and penalties from various government regulatory agencies as a result of the final outcome of the ongoing investigations.

Cash Flows from Investing Activities

Net cash used in investing activities was $13.3 million and $8.4 million for the nine-month period ended June 30, 2006 and June 30, 2005, respectively. Investing activity were primarily related to fixed asset purchases, such as survey equipment, computer equipment, furniture, and leasehold improvements and acquisitions.

On April 30, 2006, we acquired 100% of the stock of EIP Associates (“EIP”) for $6.0 million, net of cash acquired of $15,000, comprised of $5.5 million in cash, $334,000 accrued additional purchase price and $200,000 held in escrow.

During the nine-month period ended June 30, 2005, we completed two acquisitions. On October 1, 2004 we acquired 100% of the stock of Croslin Associates, Inc. for a purchase price of $727,000, net of cash acquired, comprised of $397,000 in cash, $30,000 held in escrow and 11,111 shares of our common stock valued at approximately $300,000. On February 1, 2005 we acquired 100% of the stock of Land and Water Consulting, Inc. for a purchase price of $1,337,000, net of cash acquired of $13,000, for $323,000 in cash and 33,862 shares of our common stock valued at approximately $914,000.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine-month period ended June 30, 2006 was $12.0 million, as compared to cash used in financing activities of $3.9 million in the same period in 2005. The increase in net cash used in financing activities during the nine-month period ended June 30, 2006 from the same period in 2005 was primarily attributable to an increase in the payments for the repurchase of common stock from employees of $5.2 million and a decrease in the proceeds from the sale of common stock to employees of $5.1 million. As previously explained, the Company did not offer any common stock to its employees in fiscal year 2006. The increase in net cash used in financing activities was partly offset by an increase in borrowings under our line of credit of $2.4 million.

Capital Resources

We have a $58 million line of credit agreement, inclusive of $10 million in letters of credit, with Bank of America, N.A. (the “Bank”). The original expiration date on the line of credit is June 30, 2008. The letters of credit reduce the maximum amount available for borrowing. As of June 30, 2006 and September 30, 2005, we had letters of credit totaling $5.4 million and $3.4 million, respectively. No amounts have been drawn on any of these letters of credit. As a result of the issuance of these letters of credit, the maximum amount available for borrowing under the line of credit was $49.9 million and $54.6 million as of June 30, 2006 and September 30, 2005, respectively. Although our most significant source of cash has historically been generated from operations, in the event that cash flows from operations are insufficient to cover our working capital needs, we would access our revolving line of credit facility.

The interest rate (5.85% and 4.36% at June 30, 2006 and September 30, 2005, respectively) on the revolving line of credit ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 and 3.0. The amounts outstanding under the revolving line of credit were $2.8 million and $0 as of June 30, 2006 and September 30, 2005, respectively. The increase in the line of credit was primarily related to the payment of client reimbursement liabilities during the nine-months ended June 30, 2006.

On March 19, 2001, the Company entered into a mortgage note with an original principal amount of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 5.92% and 4.51% at June 30, 2006 and September 30, 2005, respectively. We used an interest rate swap (“the Swap”) agreement in order to minimize the adverse impact of the floating interest rate characteristics of the Company’s long term debt obligations. The swap effectively converted the floating interest rate on the note payable to a fixed rate of 6.28%. On March 16, 2006, the Company’s swap expired. Our adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%. We do not anticipate entering into any additional swap agreements.

Our capital expenditures are generally for purchases of property and equipment. The Company spent $8.6 million and $6.0 million on such expenditures for the nine-month period ended June 30, 2006 and 2005, respectively.

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

Pursuant to the Company’s by-laws, the Company is permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006 the Company repurchased 46,000 shares and 3,400 shares, respectively, of the Company’s stock from Richard Wickett and Kathryn J. Wilson in the original principal amounts of $1.2 million and $92,000, respectively. The shares were repurchased for $27.00 per share which represents the September 30, 2004 share price. At June 30, 2006, the Company had an accrual of $49,400 for the difference between the purchase price and the September 30, 2005 share value of $28.00. The notes currently bear interest at the rate of 7.5% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance. The balances of the notes and the accrual for the stock price differential were approximately $1.4 million at June 30, 2006 and were included in other liabilities in the accompanying condensed consolidated balance sheet.

On February 13, 2007, the Company repurchased an additional 46,607 shares of the Company’s stock from Richard Wickett in the original principal amount of approximately $1.0 million. The additional shares were purchased for $22.40 per share which represents 80% of the September 30, 2005 share price, pending completion of the evaluation of the Company’s stock as of September 30, 2006. In fiscal year 2007, the Company recorded a liability for the difference between the purchase price and the September 30, 2006 share price. The 2007 note currently bears interest at the rate of 8.25% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance. The notes are subject to the Company’s right of set off, which permits the Company to set off all claims it may have against the payee against amounts due and owing under the notes.

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

For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended September 30, 2005.

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

The interest rate (5.85% and 4.36% at June 30, 2006 and 2005, respectively) on our revolving line of credit and mortgage note ranges from LIBOR plus 50 basis points to prime minus 125 basis points, if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points, if our funded debt coverage ratio is between 2.5 to 3.0. We mitigate interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit or mortgage note. As of June 30, 2006, the fair value of the debt approximates the outstanding principal balance due to the variable rate nature of such instruments.

The interest rates under our revolving line of credit and mortgage note are variable and accordingly we have exposure to market risk. To the extent that we have borrowings outstanding, there is market risk relating to the amount of such borrowings. We estimate that a one-percentage point increase in interest rates for debt outstanding of $10.3 million as of June 30, 2006 would have resulted in additional annualized interest costs of approximately $103,000. This analysis did not consider the impact of the swap since it expired in March 2006. As of April 30, 2007, debt outstanding has increased to $28.2 million primarily due to payments made for client reimbursements under our line of credit. We estimate that a one-percentage point increase in interest rates for this debt would result in additional annualized interest costs of approximately $282,000.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

In July 1998, we entered into an agreement with West Frisco Development Corporation (“WFDC”) to provide various services, among which was a flood plain study to be used by WFDC, the City of Frisco and FEMA. In 2003, the City of Frisco retained the services of a third-party architecture and engineering firm in connection with the extension and widening of Teel Road which lies within the greater drainage basin included in the Company’s original flood plain study. This architecture and engineering firm’s assessment of the flood plain study determined that the Company used incorrect assumptions when calculating the size of the drainage culverts required for the increased development of the area’s transportation infrastructure. Based on this assessment, the Company has entered into negotiations with the City of Frisco to correct the drainage needs to support the Teel Road expansion project. As a result, the Company had recorded an estimated liability of $3.1 million to cover the costs associated with correcting the drainage needs of the Teel Road expansion project. Included in this estimate is the purchase of a parcel of land for $1.5 million, the remaining balance of $1.6 million is reflected in other liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2006 and September 30, 2005.

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

The ouststanding settlements described above are included in the accrued reimbursement liability in the Company’s condensed consolidated financial statements at June 30, 2006 and September 30, 2005. Those settlements which were settled subsequent to June 30, 2006 are included in the accrued reimbursement liability at June 30, 2006. We are in discussions with our remaining government clients to enter into settlement agreements in order to satisfy any refund obligations, which are in various stages of settlement.

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

In the course of our investigation of the accounting irregularities and misappropriations, it was determined that there were possible violations relating to past political contributions by us and certain of our employees. The United States Attorney’s Office for the Southern District of Florida (Miami) and the Federal Bureau of Investigation have conducted an investigation relating to improper campaign contributions including improper use of political action committees. We produced documents and other information to the government and fully cooperated with the authorities. Criminal charges have been filed against two of the Company’s former chairmen. Authorities have verbally informed the Company’s external legal counsel that unless adverse additional information is discovered they do not intend to charge the Company. Therefore, we at the present time believe it unlikely that criminal charges will be filed against us in this matter, but the authorities are not precluded from bringing charges, and circumstances may change.

The United States Securities & Exchange Commission is also conducting an investigation of the accounting irregularities and misappropriations of funds. We are fully cooperating with the investigation and have produced documents and other information to the commission. At the present time, we are unable to predict the likely outcome of this investigation.

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

An unfavorable resolution or outcome resulting from working with various government agencies to resolve the amount or reimbursement obligations may result in a material adverse impact to our enterprise value, and may adversely impact the future value of our share price. In addition, we are currently under investigation by the United States Attorney’s Office for the Southern District of Florida and the Federal Bureau of Investigation for possible irregularities relating to past political contributions made by us and certain of our employees. In the event that criminal charges are filed against the, the future value of our share price may be impacted.

ITEM 2.	Issuer Purchases of Equity Securities by Issuer and Affiliated Purchasers

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
April 1 - April 30	67,299	$28.00	—	—
May 1 - May 31	40,509	$28.00	—	—
June 1 - June 30	34,382	$28.00	—	—

Total	142,190	$28.00	—	—

(1)	During fiscal 2005, any stock repurchases totaling more than $300,000 were paid to employees at 90% of the total value in cash, and 10% of total value by delivery of a promissory note.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

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