Form 10-K
period 2006-09-30
PBSJ CORP /FL/
filed 2007-05-29
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

The number of shares of Common Stock outstanding as of April 30, 2007 was 6,668,606. The aggregate value of the voting stock held by non-affiliates of the registrant based on the $28.00 price for the registrant’s Common Stock on March 31, 2006 was $74,494,924. Directors, executive officers and 10% or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose. There is no public trading market for the registrant’s common stock.

THE PBSJ CORPORATION

Form 10-K

For the Year Ended September 30, 2006

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

General

The PBSJ Corporation (the “Company”), together with its subsidiaries, is an employee-owned professional services organization that provides a broad range of planning, design and construction services to a variety of public and private sector clients. Our four major business segments are transportation services, environmental services, civil engineering and construction management, representing 39%, 23%, 21%, and 17%, respectively, of our revenues for the fiscal year ended September 30, 2006. We utilize our expertise in engineering, planning, management, environmental, architectural and surveying disciplines to address complex problems in each of these basic service areas. We provide these services through our staff of approximately 3,900 professional, technical and support personnel. We believe our multi-disciplinary approach to problems facilitates our ability to effectively meet the needs of our clients.

Since our founding in 1960, we have grown from a small civil engineering practice with operations only in South Florida to a national design firm offering a full range of engineering, construction management, architectural and planning services throughout the United States. In 2005, Engineering News-Record ranked Post, Buckley, Schuh & Jernigan, Inc., a subsidiary of the Company, third on its list of the top 100 pure design firms (traditional design firms with no construction capability) in the United States, based on design revenue. During fiscal year 2006, we provided services to approximately 3,000 clients in the public and private sectors. In fiscal year 2006, approximately 75.0% of our net earned revenues (“NER”) were derived from the public sector and about 25.0% from the private sector.

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

The Audit Committee, at the direction of the Corporate Board, disclosed the overstatement of our overhead rate to our clients and other appropriate government agencies, including the Department of Justice (“DOJ”). We have entered into settlement agreements with some of our clients and government agencies. We are in discussions with our remaining government clients to enter into settlement agreements in order to satisfy any refund obligations, which are in various stages of settlement.

In July 2006, we entered into a settlement agreement with the State of Texas Department of Transportation which resolves all claims that the State of Texas may have had against us for overpayments related to the restatement of overhead rates on billings on or before April 30, 2006 under contracts with that agency based on our payment of approximately $5.4 million and provides for the determination of the appropriate overhead rate for billings after April 30, 2006. In November 2006, we entered into a settlement agreement with the Florida Department of Transportation which resolves all claims that agency may have had against us for the overstatement of rates on billings through September 30, 2005 (and with respect to cost contracts through September 30, 2006) under our contracts with them based on our payment of approximately $12.5 million. This settlement agreement also provided for the determination of the appropriate overhead rate refund for fiscal year 2006 billings under fixed price contracts. The refund amount was finalized in March 2007 and totaled $425,000.

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

The settlements described above, excluding those settlements paid during the fiscal year 2006, are included in the accrued reimbursement liability in the Company’s consolidated financial statements at September 30, 2006. We are in discussions with our remaining government clients to enter into settlement agreements in order to satisfy any refund obligations, which are in various stages of settlement.

The United States Securities & Exchange Commission is also conducting an investigation of the accounting irregularities and misappropriations of funds. We are fully cooperating with the investigation and have produced documents and other information to the commission. At the present time, we are unable to predict the likely outcome of this investigation.

As a result of the misappropriation, the Company’s consolidated financial statements as of September 30, 2004 were restated and this report reflects the restatement.

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

•

On July 1, 2004, we acquired 100% of the stock of W. Koo and Associates Structural Engineers, Inc. (“WKA”) for $2.5 million, net of cash acquired of $678,000, comprised of $413,000 in cash, $250,000 in accrued earn-out provisions and 71,429 shares of the our common stock valued at approximately $1.9 million. The purchase agreement calls for an adjustment of the number of shares issued based on the valuation of the stock price at September 30, 2004 so that the total number of shares issued is valued at approximately $1.9 million.

The purchase agreement also called for an additional purchase amount of $500,000, contingent upon the satisfaction of certain conditions, to be paid in two installments of $250,000 on July 1, 2005 and July 1, 2006. The purchase price was allocated to the respective assets and liabilities based on their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $3.3 million, including approximately $850,000 of intangible assets and $913,000 of goodwill and liabilities of $795,000.

During 2005, we issued an additional 1,021 shares in connection with the purchase agreement adjustment and we recorded an additional $6,000 of goodwill in connection with the July 1, 2005 installment payment. In 2006, we recorded additional goodwill of $389,000 in connection with the July 1, 2006 installment payment. WKA’s expertise includes infrastructure improvements for public, municipal, transit, port authorities and private sector projects with a primary focus on transportation structures in California. The WKA acquisition strengthens our technical capabilities in bridge design and structural project management, particularly in the West.

During fiscal year 2006, we recorded approximately $272,000 of additional goodwill for performance earn-out payments and purchase price adjustments. The additional goodwill was comprised of earn-out payments of approximately $389,000, of which $250,000 was previously accrued and purchase price adjustments of $133,000. The weighted average amortization period for the identifiable intangible assets is 2.8 years. WKA specializes in infrastructure improvements for public, municipal, transit, port authorities and private sector projects with a primary focus on transportation structures in California.

•	On October 1, 2004, we acquired 100% of the stock of Croslin Associates, Inc. (“Croslin”) for a purchase price of $786,000, net of cash acquired of $153,000, comprised of $456,000 in cash, $30,000 held in escrow and 11,111 shares of our common stock valued at approximately $300,000. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $1.2 million, including approximately $40,000 of intangible assets and $454,000 of goodwill and liabilities of $330,000. Croslin is an architectural services firm. The Croslin acquisition contributes to the Company’s goal of developing technical and production resources to extend its successful architectural practice into additional markets in the Central and Western U.S.

•

On February 1, 2005, we acquired 100% of the stock of Land and Water Consulting, Inc. (“LWC”) for a purchase price of $1.3 million, net of cash acquired of $13,000, comprised of $323,000 in cash, $100,000 held in escrow and 33,862 shares of our common stock valued at approximately $914,000. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $2.5 million, including approximately $63,000 of intangible assets and $1.1 million of goodwill and liabilities of $1.2 million. LWC is an environmental consulting firm in Montana. The LWC acquisition enhances our technical capabilities in the environmental services market in the Northwest and West.

•

On April 30, 2006, we acquired 100% of the stock of EIP Associates (“EIP”) for $6.0 million, net of cash acquired of $15,000, comprised of $5.5 million in cash, $334,000 accrued additional purchase price and $200,000 held in escrow. The purchase price was allocated to the respective assets and liabilities based on their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $9.0 million, including approximately $1.5 million of intangible assets and $3.7 million of goodwill and liabilities of $3.9 million. EIP specializes in environmental, urban planning, water resource planning and natural resources in California. The EIP acquisition greatly enhances our technical strength in the California environmental, water and planning markets and enhances our general presence in California.

Business Segments

The following table sets forth our revenues, in thousands, from each of our four business segments for each of the three years ended September 30, 2006, 2005, and 2004, and the approximate percentage of our total revenues attributable to each business segment:

	2006		2005		2004
(Dollars in thousands)	Revenues	%	Revenues	%	Revenues	%
Transportation Services	$206,876	39	$199,490	39	$179,743	40
Environmental Services	128,641	23	113,821	22	109,198	25
Civil Engineering	112,526	21	111,312	22	81,841	18
Construction Management	89,199	17	87,314	17	77,465	17

Totals	$537,242		$511,937		$448,247

Additional information concerning segment results of operations and financial information is set forth in Item 7 under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 8, Note 15 of “Notes to Consolidated Financial Statements” which are included herein.

Transportation Services

Industry Overview

During fiscal year 2006, the transportation industry rebounded slightly from some of the sluggishness it experienced in fiscal year 2005. Many state departments of transportation continued to experience funding shortfalls in conjunction with escalating prices in the construction arena. The industry experienced a slight upturn in aviation and transit funding while user-fee (toll road) projects continued its strong growth nationally. Privatization continued to gain national focus with the news of several highly visible deals in Chicago and Texas

Our Services

Our consulting services in transportation include planning, traffic engineering, intelligent transportation systems (“ITS”), corridor planning, highway design, structural design, alternate project delivery, program management, toll facility design, aviation services, multi-modal/transit systems and right-of-way.

We currently serve transportation departments in 18 states (Alabama, Arizona, Arkansas, Colorado, Florida, Georgia, Idaho, Kansas, Mississippi, Montana, North Carolina, Nevada, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Washington). In addition, we currently perform toll services in 9 states (Washington, California, Colorado, Texas, North Carolina, Georgia, Florida, Arkansas, and Pennsylvania) for both public and private toll clients.

During fiscal year 2006, projects in Transportation included:

•

A planning services contract for the Texas Department of Transportation (“TxDOT”), primarily to determine toll feasibility for potential roadway improvements throughout the State. All disciplines (highway design, drainage, construction, environmental services, ITS, traffic engineering, and structure design) were necessary to perform the work.

•

The Florida Department of Transportation’s (“FDOT”) statewide intelligent transportation systems general consulting six-year contract, pursuant to which we are providing services related to the planning, architecture, standards development, and integration of ITS.

•

The I-4/Crosstown Connector Interchange project is the construction of a new interchange between the I-4 freeway and the Lee Roy Selmon Crosstown Expressway. The project will greatly improve truck access into the Port of Tampa and give commuter traffic an alternative means to access the downtown area. This design is extremely complex and represents one of the largest construction projects ever undertaken in FDOT’s District Seven.

•

The Virginia Department of Transportation’s (“VDOT”) statewide 511 traveler information contract, pursuant to which we are providing multi-year services related to the planning, design, deployment, operations, and maintenance.

•

The North Carolina Department of Transportation’s (“NCDOT”) statewide 511 traveler information contract, pursuant to which we are providing services related to the planning, design, deployment, operations, and maintenance.

•	Completed the design and construction of the 5th Parallel Runway at the Hartsfield-Jackson International Airport, the world’s busiest airport.

•	Selected to provide airside design for a new Air Carrier airport at St. George, Utah.

•	Continuing to provide design for Runway 9-27 reconstruction at George Bush Intercontinental Airport in Houston, Texas.

•	Continuing to provide airside design services at McCarran International Airport in Las Vegas, Nevada.

•	Continuing to provide construction management for in-line baggage system at Los Angeles World Airport

•

Draft environmental impact statements for highway improvements along the I-70 corridor and new commuter rail service from downtown Denver to the Denver International Airport. The projects include alternatives analysis, environmental resource studies, preliminary engineering, traffic modeling and analysis, an FTA New Starts application, and a comprehensive public and agency involvement process. The successful public involvement process was recently highlighted by the US Department of Transportation in their 2006 publication How to Engage Low-Literacy and Limited-English-Proficiency Populations in Transportation Decision making that documents “best practices” as identified through a nationwide scan of national experts from Federal, state, county, and city governments.

•	Providing general engineering consulting services to a number of toll-road agencies including:

•	Florida’s Turnpike Enterprise

•	Orlando Orange County Expressway Authority

•	Texas Turnpike Authority

•	Transportation Corridor Agencies

•	Central Texas Regional Mobility Authority

•	Northeast Texas Regional Mobility Authority

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

•

SR 22 HOV project - Orange County Transportation Authority (OCTA) through special California State Legislatures awarded a $400 million contract to Granite, Myers and Rados, JV (GMR) using an alternative delivery method. PBS&J was teamed with URS as design engineers for the State Route 22 project. PBS&J was tasked to manage the structural design and construction of nearly $200 million worth of structure construction, consisting of bridge modifications, widening, replacement and over 120 retaining walls and sound walls along the 12 mile freeway corridor. California Department of Transportation (Caltrans) has the overall responsibility of program oversight. To assist in the review, OCTA has retained the service of a program management consultant to oversee the overall design and construction programs. The total time line in the contractor’s bid was 800 days from the Notice to Proceed. The completed project will provide numerous safety and operational improvements as well as adding one High Occupancy Vehicle (HOV) lane in each direction from I-405 to SR-55.

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

Two significant federal environmental laws, The Safe Drinking Water Act of 1974 and the Clean Water Act of 1972, continue to drive this segment of our business. Pursuant to these laws, Congress has allocated funds to assist state and local governments. According to the Environmental Protection Agency, as much as $23 billion a year will be needed for construction and upgrade of water and wastewater treatment facilities over the next 20 years.

Our Services

Our Environmental business segment focuses on the delivery of planning, design and construction management services for private and public sector clients related to:

Air Quality Management	Flood Insurance Studies
Energy Planning	Hazardous and Solid Waste Management
Cultural Resources Assessments	Information Solutions
Ecological Studies	Wastewater Treatment
Environmental Toxicology Analysis	Water Resources
Aquatic Treatment Systems Biosolids Management	Water Supply Water Treatment: Distribution

During fiscal year 2006, some significant projects in our Environmental business segment included:

•

In 2006, completed a two-year study for the Minerals Management Service of fourteen potential archaeological sites submerged on the Gulf of Mexico Outer Continental Shelf. The study was designed to evaluate unidentified side-scan sonar targets that had been previously detected by industry surveys and subsequently recommended for avoidance by petroleum industry construction projects. Project objectives included: assessing the adequacy of current MMS archaeological site-avoidance criteria; assessing industry compliance with government protective measures; and refining analytical methods used for selecting sites for avoidance. The project resulted in the recommendation of refinements to MMS’s site avoidance criteria and methodology requirements for industry surveys, and also the recommendation of National Register of Historic Places eligibility for three significant shipwrecks, including a U.S. Navy gunboat and two World War II-era U.S. Merchant Marine tankers destroyed by German u-boats.

•

As part of a long-term comprehensive contract, conducted all required cultural resources investigations at each of the TXU surface mines located across north, north-central and northeast Texas. This work has included Phase I archaeological surveys, Phase II National Register testing, and Phase III mitigation. The work has been conducted to satisfy the requirements of Section 106 of the National Historic Preservation Act and the Coal Mining Regulations of the Railroad Commission of Texas.

•

A five-year assignment with the Washington Suburban Sanitary Commission to improve and expand the 288 million gallon per day Potomac Water Filtration Plant that provides drinking water for more than 1 million people in Montgomery and Prince Georges Counties, Maryland. We have been retained to design the improvements necessary to enhance water quality, increase process reliability, and expand plant capacity. Included in these improvements are: ultraviolet disinfection, pump stations, improved rapid mix and flow split facilities, flocculation equipment upgrades, hydraulic improvements and various electrical system enhancements. The design was completed in 2006. Construction is expected to be completed in 2009.

•

A multi-year joint venture with the U.S. Army Corps of Engineers with respect to program management support activities on the federal portion of the Comprehensive Everglades Restoration Project (“CERP”). The joint venture contract is budgeted for up to $6 million per year and the contract is for 3 years with provisions for up to 5 renewal periods. The CERP is budgeted to cost over $8 billion and the cost is to be shared equally between the federal government and state and local agencies.

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

•

Pinewood Mitigation Bank (PMB) is a $600,000 wetland mitigation bank project that will restore, enhance, and protect approximately 19,000 acres of wetlands, upland long-leaf pine forests, and mixed pine-hardwood forests. Located in East Texas along the Neches River, the project spans Angelina, Polk, and Tyler counties and will create a protected corridor between the Davy Crockett National Forest and the Angelina National Forest. Coordination with two USACE district Mitigation Banking Review Teams makes this project unique and one-of a kind. Another unique quality of the project is that the private sponsor will donate all the land to the Texas Parks and Wildlife Department. To date, a wetlands mitigation project of this magnitude has not been completed in the United States.

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

Civil Engineering

Industry Overview

During fiscal year 2006, the U.S. Economy inflated residential housing market entered a period of decline. This decline was especially intensive in the third and fourth quarters. In addition during fiscal year 2006, there were no major hurricane events that resulted in land fall in the United States. These two conditions lead to a significant decline in related project opportunities in these high impact markets. The commercial development market remains strong. Federal spending remained strong, especially in the area of national defense, which increased the opportunity and fortified our strategy for greater balance between the public and private sectors. Military planning increased substantially due to requirements in anticipation of Base Realignment and Closure (“BRAC”) and U.S. Army Transformation objectives. Also, new opportunities began to emerge in Design/Build alternative project delivery contracting at Department of Defense facilities and other public institutions. State and local government markets remained stable.

Other primary market outlooks remain stable with the exception of private sector residential housing. The Federal Department of Defense will continue to be fueled by BRAC implementation and the advancement of U.S. Army transformation. Also, facilities related asset management is emerging as an area of opportunity. Although the private sector residential market can be expected to remain depressed through the remainder of fiscal year 2007, military housing renewal and privatization and expansion will create new opportunities.

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

Our civil engineering business will continue to focus its portfolio strategy to balance the public and private sectors with emphasis on specialized Federal National Defense markets and disaster mitigation, response and emergency management markets for federal, state and local governments. We will continue our commitment to customers in the private sector corporate real estate development, leisure time and residential housing markets. We will rely on advanced technologies for competitive advantages and to distinguish us from our competition. These technologies include Geodata/Geographic Information Systems, database design and development, Global Positioning Systems (GPS), High Definition Survey technology and advanced data collection systems including Laser based imaging and measurement, 3D imaging, and application of web collaboration tools.

During fiscal year 2006 our projects included:

•

Administration and debris removal for major hurricanes for FDOT, several Florida counties and communities as well as significant storm related engineering subcontract activities in Mississippi and Florida for the Federal Emergency Management Agency (“FEMA”). These projects continued from the fall of 2005 hurricane season.

•

Site/Civil engineering for Ft. Bliss Design/Build Temporary Facilities project as a member of the Design and Construction team. We also continued work on the First Phase Land Development Engineering (“LDE”) Task Order for permanent facilities.

•	Ft. Belvoir facilities planning services with program management responsibilities in partnership with a large Architectural/Engineering firm.

•

Asset Management related Real Property Inventory (“RPI”) and Asset Verification/Asset Validation studies. Notable projects include the National Guard installation at Camp Shelby and various Readiness Centers, located in the State of Mississippi.

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

•

On-site beach replenishment permitting staff support, survey staff support, storm impact assessment, annual aerial oblique photography, aerial photography and other miscellaneous tasks as needed for Florida Bureau of Beaches and Coastal Systems GEC.

•	Architectural design services for various Publix Market locations. This is part of a multi-year contract for on-going services.

•	Providing temporary housing as a result of disaster created events to meet public temporary housing needs for the Federal Emergency Management Agency.

Construction Management

Industry Overview

The demand for our construction management services has also been fueled by the legislation and industry trends that are driving the growth in our Transportation and Environmental business segments. These trends have created a large number of infrastructure projects throughout the United States, which are subject to increasingly complex governmental regulations. The market should continue to grow as a result of the new Federal Transportation Act (TEA-Lu) that was passed in 2005. However due to the restraints placed on Federal consultants as a result of Hurricanes Katrina and Rita and the Iraq conflict it remains unclear as to whether the Federal Government will fully fund its Program Commitments. Domestic military spending should also see a significant increase beginning in 2006 through 2008. This is a result of BRAC activity.

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

During fiscal year 2006, projects in our Construction Management Division included:

•	Providing construction engineering and inspection services to the Departments of Transportation in Alabama, Arkansas, California, Colorado, Nevada, Texas, Florida, Georgia, North Carolina and

Mississippi, North Texas Turnpike Authority (NTTA), the Harris County Toll Road Authority (HCTRA) as well as to various municipalities such as Cobb County Water & Sewer Department, Georgia; Collier County, Florida; Commerce City, Colorado; Douglas County, Colorado; and Fulton County, Georgia.

•	Providing construction management services to Phoenix Valley Metro Rail, light rail transit project in Phoenix, Arizona.

•	Providing construction administration to the Clark County, Nevada, Department of Public Works, as well as the City of Oceanside, California, and the City of Dana Pointe, California.

•	Performing Construction Management Program Services to the U.S. Army Corp of Engineers in New Orleans.

•	Performing Vertical Code Compliance for Miami-Dade College in Florida.

•

Providing comprehensive services, including cost estimating, scheduling and construction claim reviews, to the school boards of Miami-Dade County and Broward County, Florida; Cobb County DOT in Georgia, Nevada DOT (NDOT), San Diego County Association of Governments (SANDAG) and the TxDOT.

•

Providing construction-related services to AT&T throughout Florida and Georgia, including quality assurance inspections, verification of contractors’ invoices, damage inspections and responding to natural disasters.

•	Providing construction inspection services nationally to the National Park Service and Federal Highway Administration’s Central Lands Division for the Hoover Dam Bypass.

Clients

Through our four national business segments, we provide our services to a broad range of clients, including state, local and municipal agencies, the federal government and private sector businesses. Our state and local government clients include approximately 18 state departments of transportation, water utilities, local power generators, waste water treatment agencies, environmental protection agencies, schools and colleges, law enforcement agencies, judiciary, hospitals and other healthcare providers. During fiscal year 2006, we provided services to federal agencies, including the Army Corps of Engineers, EPA, Navy, Air Force, Coast Guard, United States Postal Service, FEMA, National Parks Service, and Department of Energy, and local entities. Our contracts with federal, state and local entities are subject to various methods of determining fees and costs. See “Contract Pricing and Terms of Engagement” for further discussion of our pricing arrangements with governmental clients.

Our private sector clients include retail and commercial, entertainment, railroad, petro-chemical, food, telecommunications, oil and gas, power, semi-conductor, transportation, technology, public utility, mining and forest products entities. The table below indicates the revenue generated, by client type, for each of the three years ended September 30, 2006, 2005 and 2004.

	Fiscal 2006		Fiscal 2005		Fiscal 2004
(Dollars in thousands)	Revenues	%	Revenues	%	Revenues	%
State and local agencies	$376,069	70	$363,475	71	$318,255	71
Federal agencies	26,862	5	30,716	6	35,860	8
Private businesses	134,311	25	117,746	23	94,132	21

Total	$537,242		$511,937		$448,247

In fiscal year 2006, we derived approximately 25.0% of our engineering fees from various districts and departments of the FDOT (approximately 17.3% of total engineering fees) and the TxDOT (approximately 7.7%

of total engineering fees) under numerous contracts. While we believe the loss of any individual contract would not have a material adverse effect on our results of operations and would not adversely impact our ability to continue work under our other contracts with these clients, the loss of all the FDOT or the TxDOT contracts would have a material adverse effect on our results of operations by causing a material decrease in our revenues and profits. We do not believe that the impact of the misappropriations and the related accrued reimbursement liability will have a material adverse effect on our existing client relationships.

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

Cost-Plus Contracts. Under our cost-plus contracts, we charge clients negotiated indirect rates based on direct and indirect costs in addition to a profit component. We recognize engineering fees at the time services are performed. The amount of revenue is based on our actual labor costs incurred plus a recovery of indirect costs and a profit component. In negotiating cost-plus contracts, we estimate direct labor costs and indirect costs and then add a profit component, which is a percentage of total recoverable costs, to arrive at a total dollar value for the contract. Indirect expenses are recorded as incurred and are allocated to contracts. If the actual labor costs incurred are less than estimated, the revenues from a project will be less than estimated. If the actual labor costs incurred plus a recovery of indirect costs and profit exceed the initial negotiated total contract amount, we must obtain a contract modification to receive payment for such overage. If a contract modification or change order is not approved by our client, we may be able to pursue a claim to receive payment. Engineering fees from claims are recognized when collected. For each of fiscal year 2006 and 2005, approximately 23% and 20%, respectively, of our contracts were cost-plus contracts, primarily with state and local government agencies.

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

Time-and-Materials Contracts. Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on actual time expended. In addition, clients reimburse us for our actual out-of-pocket costs of materials and other direct incidental expenditures incurred in connection with performing the contract. Our profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs directly charged or allocated to contracts compared with negotiated billing rates. During each of fiscal year 2006 and 2005, approximately 47% and 54%, respectively, of our contracts were time-and-materials contracts, primarily with federal, state and local agencies, as well as some private sector clients.

Fixed-Price Contracts. Under our fixed-price contracts, clients pay us an agreed sum negotiated in advance for the specified scope of work. Under fixed-price contracts, there are no payment adjustments if we over-estimate or under-estimate the number of labor hours required to complete the project, unless there is a change of scope in the work to be performed. Accordingly, our profit margin will increase to the extent the labor hours and other costs are below the contracted amounts. The profit margin will decrease and we may realize a loss on a project if the number of labor hours required or other costs exceed the estimate. During fiscal years 2006 and 2005, approximately 30% and 26%, respectively, of our contracts were fixed-price contracts, primarily with private sector clients.

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

Backlog

Our backlog for services was estimated to be approximately $487.0 million and $466.4 million as of September 30, 2006 and 2005, respectively. We define backlog as contracted task orders less previously recognized revenue on such task orders. U.S. government agencies, and many state and local governmental agencies, operate under annual fiscal appropriations and fund various contracts only on an incremental basis. Our ability to realize revenues from our backlog depends on the availability of funding for various federal, state and local government agencies.

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

The following table presents the total backlog for services by reporting segment:

	September 30,
(Dollars in thousands)	2006	2005
Transportation Services	$241,740	$196,025
Environmental Services	114,002	93,004
Civil Engineering	59,517	65,237
Construction Management	71,738	112,152

Totals	$486,997	$466,418

Regulation

Compliance with federal, state and local regulations, which have been enacted or adopted, relating to the protection of the environment, is not expected to have any material effect upon our capital expenditures, earnings and competitive position.

Personnel

We employed approximately 3,900 and 3,800 employees as of September 30, 2006 and 2005, respectively. Most of our employees are professional or technical personnel having specialized training and skills, including engineers, architects, analysts, scientists, management specialists, technical writers and skilled technicians. Although many of our personnel are highly specialized in certain areas and while there is a nationwide shortage of certain qualified technical personnel, we are not currently experiencing any significant difficulty in obtaining the personnel we require to perform under our contracts. We believe that our future growth and success will depend, in large part, upon our continued ability to attract and retain highly qualified personnel.

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

We seek protection from potential liabilities by obtaining indemnification, where possible, from our public and private sector clients. However, even when we obtain such indemnification, it is generally not available if we fail to satisfy specified standards of care in performing our services or if the indemnifying person has insufficient assets to cover the liability. Therefore, we also maintain a full range of insurance coverage, including workers’ compensation, general and professional liability (including pollution liability) and property coverage. Our professional liability coverage is on a claims made basis (which means that the policy provides liability coverage for all claims made during the policy period, regardless of when the action occurred), while the rest of our insurance coverage is on an occurrence basis (which means that the policy provides liability coverage only for injury or damage arising from an action that occurs during the policy period, regardless of when the claim is actually made). Our professional liability insurance provides for annual coverage of up to $45.0 million with a per claim deductible of $125,000 and annual deductible of $3.0 million. Based upon our previous experience with such claims and lawsuits, we believe our insurance coverage is adequate for all of our present operational activities, although such coverage may not prove to be adequate in all cases. A successful claim or claims in excess of our insurance coverage could have a material adverse effect on our financial position and results of operation.

Available Information

This Annual Report, quarterly reports on Form 10-Q , current reports on Form 8-K and amendments to those reports are available without charge on the Security and Exchange Commission’s (“SEC”) web site, www.sec.gov, as soon as reasonably practicable after they are filed electronically. We are providing the address to the SEC’s website solely for the information of investors.

ITEM 1A.	Risk Factors

In addition to the factors discussed elsewhere in Item 1, Item 7 and Item 7A, and the notes to the consolidated financial statements, the following risks and uncertainties could materially adversely affect our business, financial condition, and results of operations. Additional risks and uncertainties not presently known to us or that we currently deemed immaterial also may impair our business operations and financial condition.

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

Only our employees, directors, and The PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust (“ESOP”) may own our common stock. We have incorporated significant restrictions on the transfer of our common stock which limit our shareholders’ ability to sell their stock. All shares must be initially offered for sale back to us at the price determined by an appraisal. If we decline to purchase the shares, the ESOP Plan may purchase such shares. Should the ESOP Plan decline to purchase the shares, the shareholders may offer their shares for sale to other shareholders who are employees. The other shareholders have the right to purchase such shares based on each shareholder’s proportionate ownership of all issued shares. Because our shares are subject to transfer restrictions, shareholders who desire to sell all their shares may not be able to do so.

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

We lease an additional 77 offices in 23 states in the United States and Puerto Rico, all of which are used for our four major business segments. Aggregate lease payments during fiscal year 2006 were approximately $16.1 million.

We also had title to certain properties recovered during the investigation in fiscal year 2005 and 2006 which we have classified as held for sale in the accompanying consolidated balance sheets at September 30, 2006 and 2005 (see Note 4 for further discussion) These properties include:

•	a 5,400 square foot residence located in Key Largo, Florida, which was pledged as collateral under a mortgage note. The property was sold in December 2006.

•	a 2,000 square foot condominium located in Hollywood, Florida,

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

In July 1998, we entered into an agreement with West Frisco Development Corporation (“WFDC”) to provide various services, among which was a flood plain study to be used by WFDC, the City of Frisco and FEMA. In 2003, the City of Frisco retained the services of a third-party architecture and engineering firm in connection with the extension and widening of Teel Road which lies within the greater drainage basin included in the Company’s original flood plain study. This architecture and engineering firm’s assessment of the flood plain study determined that the Company used incorrect assumptions when calculating the size of the drainage culverts required for the increased development of the area’s transportation infrastructure. Based on this assessment, the Company has entered into negotiations with the City of Frisco to correct the drainage needs to support the Teel Road expansion project. As a result, the Company had recorded an estimated liability of $3.1 million to cover the costs associated with correcting the drainage needs of the Teel Road expansion project. Included in this estimate is the purchase of a parcel of land for $1.5 million, the remaining balance of $1.6 million is reflected in other liabilities in the accompanying consolidated balance sheets as of September 30, 2006 and 2005.

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

In July 2006, we entered into a settlement agreement with the State of Texas Department of Transportation which resolves all claims that the State of Texas may have had against us for overpayments related to the restatement of overhead rates on billings on or before April 30, 2006 under contracts with that agency based on our payment of approximately $5.4 million and provides for the determination of the appropriate overhead rate for billings after April 30, 2006. In November 2006, we entered into a settlement agreement with the Florida Department of Transportation which resolves all claims that agency may have had against us for the overstatement of rates on billings through September 30, 2005 (and with respect to cost contracts through September 30, 2006) under our contracts with them based on our payment of approximately $12.5 million. This settlement agreement also provided for the determination of the appropriate overhead rate refund for fiscal year 2006 billings under fixed price contracts. The refund amount was finalized in March 2007 and totaled $400,000.

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

The settlements described, excluding those settlements paid in fiscal year 2006, above are included in the accrued reimbursement liability in the Company’s consolidated financial statements at September 30, 2006. Those settlements which were settled subsequent to September 30, 2006 are included in the accrued reimbursement liability at September 30, 2006. We are in discussions with our remaining government clients to enter into settlement agreements in order to satisfy any refund obligations, which are in various stages of settlement.

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

In the course of our investigation of the accounting irregularities and misappropriations, it was determined that there were possible violations relating to past political contributions by us and certain of our employees. The United States Attorney’s Office for the Southern District of Florida (Miami) and the Federal Bureau of Investigation have conducted an investigation relating to improper campaign contributions including improper use of political action committees. We produced documents and other information to the government and fully cooperated with the authorities. Criminal charges have been filed against two of the Company’s former chairmen. Authorities have verbally informed the Company’s external legal counsel that unless adverse additional information is discovered they do not intend to charge the Company. Therefore, we believe it unlikely that criminal charges will be filed against us in this matter, but the authorities are not precluded from bringing charges, and circumstances may change.

The United States Securities & Exchange Commission is also conducting an investigation of the accounting irregularities and misappropriations of funds. We are fully cooperating with the investigation and have produced documents and other information to the commission. At the present time, we are unable to predict the likely outcome of this investigation.

Pursuant to the Company’s by-laws, the Company is permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006 the Company repurchased 46,000 shares and 3,400 shares, respectively, of the Company’s stock from Richard Wickett, our former Chairman of the Board from 2002 to February 2005 and former Chief Financial Officer from 1993 to 2004, and Kathryn Wilson in the original principal amounts of $1.2 million and $92,000, respectively. The shares were repurchased for $27.00 per share which represents the September 30, 2004 share price. At September 30, 2006, the Company had an accrual of $49,400 for the difference between the purchase price and the September 30, 2005 share value of $28.00. The notes currently bear interest at the rate of 7.5% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance. The balances of the notes and the accrual for the stock price differential were approximately $1.4 million at September 30, 2006 and were included in other liabilities in the accompanying balance sheet.

On February 13, 2007, the Company repurchased an additional 46,607 shares of the Company’s stock from Richard Wickett in the original principal amount of $1.0 million. The additional shares were purchased for $22.40 per share which represents 80% of the September 30, 2005 share price, pending completion of the valuation of the Company’s stock as of September 30, 2006. In fiscal year 2007, the Company accrued for the difference between the purchase price and the September 30, 2006 share value. The 2007 note currently bears interest at the rate of 8.25% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance. The notes are subject to the Company’s right of set off, which permits the Company to set off all claims it may have against the payee against amounts due and owing under the notes.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No items were submitted to a vote to security holders during the fiscal year ended September 30, 2006.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common stock. As of September 30, 2006 there were no shares of common stock that were subject to outstanding warrants or options to purchase, or securities convertible into, our common stock, and no shares of our common stock could be sold pursuant to Rule 144 under the Securities Act. No shares of our common stock are being, or have been, publicly offered.

As of April 30, 2007, there were 6,668,606 shares of common stock outstanding and held of record by 2,438 shareholders.

Our by-laws require that common stock held by shareholders who terminate employment with us be offered for sale at fair market value to us pursuant to a right of first refusal. Should we decline to purchase the shares, the shares must next be offered to our ESOP plan at fair market value, and then ultimately to our shareholders who are employees. Our by-laws provide that the fair market value be determined by an appraisal. Other than agreements with certain retired Directors, as of September 30, 2006 and 2005, there was no outstanding common stock held by individuals no longer employed by us.

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

Issuer Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table provides information about repurchases of common stock during the year ended September 30, 2006:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October 1 to June 30	761,447	$28.00	—	—
July 1 to July 31	23,651	28.00	—	—
August 1 to 31	44,965	28.00	—	—
September 1 to September 30	46,740	28.00	—	—

Total	876,803	$28.00	—	—

(1)	During fiscal 2006, stock repurchases totaling more than $300,000 were paid to employees at 90% of the total value in cash, and 10% of total value by delivery of a promissory note.

ITEM 6.	Selected Financial Data

The financial data for the years ended September 30, 2006, 2005, 2004, and 2003 have been derived from our audited financial statements. However, because the financial statements for the year ended September 30, 2002 and related restatement adjustments have not been reissued, the selected financial data is presented as unaudited. You should read the information set forth below in conjunction with our consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report.

	Years Ended September 30,
(Dollars in thousands, except per share amounts)	2006	2005	2004	2003	2002
Operating Data:
Engineering fees	$537,242	$511,937	$448,247	$383,709	$338,236
Net earned revenues	431,607	389,951	351,875	302,016	262,668
Net income	5,405	21,075	14,690	12,721	6,703

Balance Sheet Data (at end of period):
Working capital (deficit)	(1,285)	30,506	20,293	19,800	15,795
Total assets	244,949	251,647	204,365	168,501	149,010
Accrued reimbursement liability (1)	28,183	34,772	24,119	16,248	10,425
Long-term debt, less current portion	6,909	7,425	7,828	17,350	20,997
Capital leases obligations	1,050	853	684	505	206
Total stockholders’ equity	58,911	77,832	62,703	50,061	43,658

Net income per share:
Basic	$0.81	$2.92	$2.03	$1.71	$0.83
Diluted	$0.76	$2.74	$1.91	$1.61	$0.79

(1)	Over-billings to our government clients resulting from the overstatement of our overhead rates resulting from the misappropriation loss and concealment entries and certain additional errors identified.

We have not paid dividends for the five years ended September 30, 2006.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Business Overview

We provide services to both private and public sector clients, with the public sector comprising approximately 75.0% of our revenues. Our business has four segments: Transportation Services, Construction Management, Civil Engineering, and Environmental Services. During fiscal year 2006, all segments experienced growth in engineering fees. The Civil Engineering segment benefited from the addition of several large contracts with the Department of Defense, partly offset by a decrease in engineering fees from the hurricanes disaster projects. The growth in the Construction Management segment was due primarily to a large contract with the Army Corps of Engineers and several large projects with existing clients, including several state DOTs. Our Environmental Services segment experienced a 13.0% increase in engineering fees primarily as a result of the EIP acquisition and the full year impact of the LWC acquisition. The Environmental Services segment also benefited from two new significant contracts with FEMA and the State of Georgia. The increase in engineering fees for the Transportation Services segment was due to new projects and additional assignments from two states DOTs and the City of Atlanta. Two segments of our business, Transportation Services and Environmental Services, experienced increased volumes in backlog at September 30, 2006, as compared to September 30, 2005.

We earn revenue for time spent on projects, in addition to certain direct reimbursable expenses of our projects, such as travel and lodging, blueprints and sub-contractor expenses. The fluctuation in direct reimbursable expenses, specifically sub-contractor costs, including travel and lodging, will influence the fluctuation of our net earned revenue (“NER”). For instance, our Civil Engineering segment experienced a significant decrease in direct reimbursable expenses in fiscal year 2006, as compared to 2005, resulting from a reduction in subcontractors’ costs, including travel and lodging, related to the debris removal from the Florida hurricanes in calendar 2004 and 2005. As a result, our Civil Engineering segment’s NER grew at a greater rate than its engineering fees, because more work was being performed by our in-house technical professionals. During fiscal year 2006, there was a decrease in the percentage of available chargeable salaries of our employees who are primarily technical professionals, whose billable labor gets charged back to our clients, thereby negatively impacting the amount of fees we earned. This decrease was primarily due to the temporary work stoppage for new jobs with the TxDOT, the transition of new acquisitions and additional time spent on business development. As chargeability of our technical professionals’ time decreases, direct salary costs decrease proportionately along with it, while indirect salary costs increase, as less of the technical staff’s time worked is being charged back to our clients.

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

During the first quarter of fiscal year 2005, the economy continued in a period of slow recovery with improving private sector corporate profitability. Federal spending remained strong especially in the area of national defense, which increased opportunity and fortified our strategy for greater balance between the public and private sectors. The state and local government markets remained weak but the market for our specialized services in the area of risk and emergency management strengthened due in part to hurricanes and wild fires. Near term expectations are for the Federal Department of Defense and Homeland Security sectors to remain strong. As the economy expands its recovery, we expect the private sector to strengthen. We expect that state and local government markets will remain weak but will improve as increased tax revenue from private sector recovery trickles into the government sector.

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

The Civil Engineering segment provides architectural engineering and general civil engineering as well as specialized services to public and private clients. Included in these services are: site engineering and surveys, infrastructure engineering, master planning, disaster mitigation planning and response, infrastructure protection, asset management, emergency management, and architectural and landscape architecture design.

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

The accounting policies of the segments are the same as those described in the notes to the accompanying consolidated financial statements. We evaluate performance based on operating income (loss) of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for fiscal year 2006 as compared to fiscal year 2005 and fiscal year 2005 as compared to fiscal year 2004.

NER represents the net effect of gross revenues less direct reimbursable expenses. Direct reimbursable expenses is primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints and equipment where the Company is responsible for procurement and management of such cost components on behalf of the Company’s clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up. Indirect salaries represent wages earned by technical personnel not assigned to client billable projects and salary from administrative and support personnel as well.

	Years Ended September 30,
(Dollars in thousands)	2006	% of NER	2005	% of NER	2004	% of NER
Transportation Services
Engineering fees	$206,876	130.4%	$199,490	133.0%	$179,743	133.0%
Direct reimbursable expenses	48,210	30.4	49,469	33.0	44,632	33.0

Net earned revenues (NER)	158,666	100.0	150,021	100.0	135,111	100.0

Direct salaries and direct costs	58,283	36.7	56,420	37.6	50,714	37.6
Indirect salaries	32,739	20.6	28,924	19.3	26,706	19.8
General and administrative costs	56,106	35.4	48,974	32.6	45,051	33.3
Misappropriation loss (recoveries), net	(569)	(0.4)	(3,932)	-2.6	1,819	1.3
Investigation and related costs	5,031	3.2	1,997	1.3	—	0.0

Total costs and expenses	151,590	95.5	132,383	88.2	124,290	92.0

Operating income	$7,076	4.5%	$17,638	11.8%	$10,821	8.0%

Construction Management
Engineering fees	$89,199	121.1%	$87,314	129.0%	$77,465	132.9%
Direct reimbursable expenses	15,540	21.1	19,635	29.0	19,187	32.9

Net earned revenues (NER)	73,659	100.0	67,679	100.0	58,278	100.0

Direct salaries and direct costs	29,127	39.5	28,032	41.4	24,518	42.1
Indirect salaries	13,294	18.0	11,193	16.6	8,084	13.9
General and administrative costs	26,048	35.4	22,078	32.6	18,755	32.2
Misappropriation loss (recoveries), net	(265)	(0.4)	(1,774)	(2.6)	757	1.3
Investigation and related costs	2,336	3.2	900	1.3	—	0.0

Total costs and expenses	70,540	95.8	60,429	89.3	52,114	89.5

Operating income	$3,119	4.2%	$7,250	10.7%	$6,164	10.5%

Civil Engineering
Engineering fees	$112,526	118.1%	$111,312	139.4%	$81,841	117.1%
Direct reimbursable expenses	17,223	18.1	31,446	39.4	11,924	17.1

Net earned revenues (NER)	95,303	100.0	79,866	100.0	69,917	100.0

Direct salaries and direct costs	35,233	37.0	29,725	37.2	25,850	37.0
Indirect salaries	20,313	21.3	16,107	20.2	12,086	17.3
General and administrative costs	36,883	38.7	29,509	37.0	25,423	36.4
Misappropriation loss (recoveries), net	(375)	(0.4)	(2,369)	-3.0	1,027	1.5
Investigation and related costs	3,307	3.5	1,203	1.5	—	0.0

Total costs and expenses	95,361	100.1	74,175	92.9	64,386	92.2

Operating income (loss)	$(58)	-0.1%	$5,691	7.1%	$5,531	7.8%

Environmental Services
Engineering fees	$128,641	123.7%	$113,821	123.2%	$109,198	123.3%
Direct reimbursable expenses	24,662	23.7	21,436	23.2	20,629	23.3

Net earned revenues (NER)	103,979	100.0	92,385	100.0	88,569	100.0

Direct salaries and direct costs	35,738	34.4	32,122	34.8	30,439	34.4
Indirect salaries	25,006	24.0	20,763	22.5	18,998	21.4
General and administrative costs	39,756	38.2	33,003	35.7	30,965	35.0
Misappropriation loss (recoveries), net	(404)	(0.4)	(2,650)	-2.9	1,251	1.4
Investigation and related costs	3,565	3.4	1,346	1.5	—	0.0

Total costs and expenses	103,661	99.7	84,584	91.6	81,653	92.2

Operating income	$318	0.3%	$7,801	8.4%	$6,916	7.8%

Year Ended September 30, 2006 Compared to Year Ended September 30, 2005

Engineering Fees

	Years Ended September 30,
(Dollars in thousands)	2006	2005	$ Change	% Change
Transportation Services	$206,876	$199,490	$7,386	3.7%
Construction Management	89,199	87,314	1,885	2.2%
Civil Engineering	112,526	111,312	1,214	1.1%
Environmental Services	128,641	113,821	14,820	13.0%

Total Engineering Fees	$537,242	$511,937	$25,305	4.9%

Engineering fees for the year ended September 30, 2006, were $537.2 million compared to $511.9 million in 2005, representing a 4.9% increase. Substantially all of the increase was in the Environmental Services and Transportation Services segments.

Engineering fees from the Transportation Services segment increased 3.7% to $206.9 million in fiscal year 2006 from $199.5 million in fiscal year 2005. The increase included new projects and additional assignments on existing contracts awarded by the Texas DOT (“TxDOT”), Nevada DOT and City of Atlanta.

Our Construction Management engineering fees increased 2.2% to $89.2 million in fiscal year 2006, from $87.3 million in fiscal year 2005. The increase is due in part to a large contract with the Army Corps of Engineers in New Orleans. In addition, the Construction Management segment experienced significant growth, with existing clients, in their Construction Consulting practice in the Southeast Region, including Georgia and Florida DOTs.

In the Civil Engineering segment, engineering fees increased 1.1% to $112.5 million in fiscal year 2006 from $111.3 million in fiscal year 2005. In fiscal year 2006, the Civil Engineering segment benefited from the addition of several large lump sum contracts with the Department of Defense. This increase in engineering fees was mostly offset by a decrease in the administration and management of debris removal of the calendar years 2004 and 2005 hurricanes in Florida and a slow down in the private sector residential market in the second half of fiscal year 2006.

Engineering fees in our Environmental Services segment increased 13.0% to $128.6 million in fiscal year 2006 from $113.8 million in fiscal year 2005. The increase is primarily attributable to organic growth, including two significant new contracts with FEMA and the State of Georgia and a new contract with the California Department of Water Resources. To a lesser extent, engineering fees increased as a result of the April 30, 2006 acquisition of EIP. Engineering fees from EIP, following the acquisition, were approximately $5.3 million in fiscal year 2006. Additionally, the Environmental Services segment benefited from the full year impact of the LWC acquisition, which was acquired on February 1, 2005. The full year impact in engineering fees from the LWC acquisition was approximately $ 1.9 million.

Net Earned Revenues

	Years Ended September 30,
(Dollars in thousands)	2006	2005	$ Change	% Change
Transportation Services	$158,666	$150,021	$8,645	5.8%
Construction Management	73,659	67,679	5,980	8.8%
Civil Engineering	95,303	79,866	15,437	19.3%
Environmental Services	103,979	92,385	11,594	12.5%

Total Net Earned Revenues	$431,607	$389,951	$41,656	10.7%

Net earned revenues (“NER”) was $431.6 million during the year ended September 30, 2006 as compared to $390.0 million in the same period in 2005, representing an increase of 10.7%. This increase was directly related to the increase in engineering fees, as previously explained, and a reduction in direct reimbursable expenses, which is explained below.

	Years Ended September 30,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$48,210	30.4%	$49,469	33.0%
Construction Management	15,540	21.1%	19,635	29.0%
Civil Engineering	17,223	18.1%	31,446	39.4%
Environmental Services	24,662	23.7%	21,436	23.2%

Total Direct Reimbursable Expenses	$105,635	24.5%	$121,986	31.3%

Direct reimbursable expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, travel and sub-consultant expenses. As a percentage of NER, direct reimbursable expenses decreased 6.8% to 24.5% in fiscal year 2006 from 31.3% in fiscal year 2005. The decrease was driven by the Civil Engineering, Construction Management and Transportation Services segments. This decrease was partially offset by an increase experienced by the Environmental Services segment.

Direct reimbursable expenses in the Transportation Services segment experienced a decrease of 2.5 % in fiscal year 2006 when compared to fiscal year 2005. As a percentage of NER, direct reimbursable expenses decreased by 2.6% to 30.4% in fiscal year 2006 from 33.0% in fiscal year 2005. The decrease primarily resulted from decreased use of sub consultants in fiscal year 2006.

In our Construction Management segment, direct reimbursable expenses as a percentage of NER decreased by 7.9% to 21.1% in fiscal year 2006 from 29.0% in fiscal year 2005. This decrease was primarily due to a market shift from direct reimbursable projects to more lump sum and all-inclusive billing rates contracts in the Central and Southeast regions. The shift started in fiscal year 2005 and has continued into fiscal year 2006.

Direct reimbursable expenses in the Civil Engineering segment decreased as a percentage of NER by 21.3% to 18.1% in fiscal year 2006 from 39.4% in fiscal year 2005. The decrease was primarily due to a reduction in subcontractors costs related to debris removal from the Florida hurricanes in calendar years 2004 and 2005. In fiscal year 2005, the Civil Engineering segment incurred significant subcontractors’ costs and travel and lodging costs for the hundreds of employees overseeing debris removal in the areas affected by the disasters.

Our Environmental Services segment experienced an increase of 15.0% in direct reimbursable expenses in fiscal year 2006 when compared to fiscal year 2005. As a percentage of NER, direct reimbursable expenses increased slightly by 0.5% to 23.7% in fiscal year 2006 from 23.2% in fiscal year 2005. This increase was due primarily to the use of subcontractors, included with some contracts acquired with the EIP and LWC acquisitions.

Operating Income

	Years Ended September 30,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$7,076	4.5%	$17,638	11.8%
Construction Management	3,119	4.2%	7,250	10.7%
Civil Engineering	(58)	-0.1%	5,691	7.1%
Environmental Services	318	0.3%	7,801	8.4%

Total Operating Income	10,455	2.4%	38,380	9.8%
Misappropriation Loss (Recoveries) and Investigation and Related Costs, net	12,626	2.9%	(5,279)	-1.4%

Total Operating Income before Misappropriation Loss and Investigation and Related Costs, net	$23,081	5.3%	$33,101	8.5%

Operating income was $10.5 million in fiscal year 2006 as compared to $38.4 million in fiscal year 2005, representing a decrease of 72.8%. The decrease in total operating income is primarily the result of an increase in investigation and related costs of $8.8 million, and a reduction in gain from recovered assets of $12.7 million, offset by a reduction in misappropriation loss of $3.6 million. Also contributing to the decrease in operating income is an increase in indirect salaries resulting from the temporary work stoppage in bidding for new jobs with the TxDOT, the transition of new acquisitions and additional time spent on business development. The Company also experienced increases in general and administrative (“G&A”) costs, which grew at a higher rate than NER. The major increases in G&A are explained below. All segments had decreases in fiscal year 2006 operating income from the prior fiscal year. Operating income, as a percentage of NER, decreased by 7.4% to 2.4% in fiscal year 2006 from 9.8% in fiscal year 2005. All segments experienced decreases in fiscal year 2006 operating income as a percentage of NER as compared to fiscal year 2005.

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

Operating income before misappropriation loss and investigation and related costs, net was $23.1 million for fiscal year 2006 as compared to $33.1 million for fiscal year 2005, representing a decrease of 30.3%. Operating income before misappropriation loss and related costs, net, as a percentage of NER, decreased by 3.2% to 5.3% in fiscal year 2006 from 8.5% in fiscal year 2005. The decrease in operating income before misappropriation loss and investigation and related costs is primarily due to the increase in indirect salaries caused by the temporary stoppage in bidding for new jobs with the TxDOT, the transition of acquisitions and additional time spent on business development. The Company also experienced increases in G&A costs, which grew at a higher rate than NER. The major increases are explained below. Misappropriation loss and investigation and related costs, net are treated as corporate overhead costs, and as such, are allocated to each respective segment. The allocation is based on the segments’ proportionate share of “G&A” costs to total Company G&A costs.

As a percentage of NER, the Transportation Services segment’s operating income decreased by 7.3% to 4.5% in fiscal year 2006 from 11.8% in fiscal year 2005. This decrease is primarily due to the increase in misappropriation loss (recoveries) and investigation related costs, net. As a percentage of NER, the Transportation Services segment’s operating income before misappropriation loss and investigation and related costs, net decreased by 3.2% to 7.3% in fiscal year 2006 from 10.5% in fiscal year 2005. This decrease experienced by the Transportation Services segment was driven by lower multipliers on some contracts and a decrease in chargeability resulting from the temporary stoppage on bidding for new jobs with the TxDOT during the latter part of fiscal year 2006.

The Construction Management segment experienced a decrease in operating income of 57%% in fiscal year 2006 when compared to the same fiscal year in 2005. This decrease is primarily due to the increase in misappropriation loss (recoveries) and investigation related costs, net. The Construction Management segment experienced a decrease in operating income before misappropriation loss and investigation and related costs, net, of 18.6% in fiscal year 2006 when compared to the same fiscal year in 2005. Factors contributing to the decrease included the start-up costs associated with the new at-risk construction management services initiated in fiscal year 2006 and the additional expenditures incurred in marketing and business development in the West and Southeast regions. Additional costs were also incurred in promoting safety initiatives throughout this segment.

As a percentage of NER, the Civil Engineering segment operating income decreased by 7.2% to (0.1%) in fiscal year 2006 from 7.1% in fiscal year 2005. This decrease is primarily due to the increase in misappropriation loss (recoveries) and investigation related costs, net. As a percentage of NER, the Civil Engineering segment operating income before misappropriation loss and investigation and related costs, net decreased by 2.7 % to 3.0% in fiscal year 2006 from 5.7% in fiscal year 2005. The Civil Engineering segment was impacted in fiscal year 2006 by the decline in engineering fees from the disaster response projects related to the Florida hurricanes and the slow down in the private sector residential market, as previously explained, and additional expenditures in marketing and business development.

The Environmental Services segment experienced a decrease in operating income of 95.9% in fiscal year 2006 when compared to the same fiscal year in 2005. This decrease is primarily due to the increase in misappropriation loss (recoveries) and investigation related costs, net. The Environmental Services segment experienced a decrease in operating income before misappropriation loss and investigation and related costs, net of 46.5% in fiscal year 2006 when compared to the same fiscal year in 2005. However, as a percentage of NER, the Environmental Services segment had a decrease of 3.7% to 3.3% in fiscal year 2006 compared to 7.0% in fiscal year 2005. This decrease was primarily due to decreased chargeability, partially due to the transition of the EIP acquisition and expenditures for marketing and business development.

Costs

Costs consist principally of direct salaries and direct costs that are chargeable to clients and overhead and general and administrative expenses.

Direct Salaries and Direct Costs

	Years Ended September 30,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$58,283	36.7%	$56,420	37.6%
Construction Management	29,127	39.5%	28,032	41.4%
Civil Engineering	35,233	37.0%	29,725	37.2%
Environmental Services	35,738	34.4%	32,122	34.8%

Direct Salaries and Direct Costs	$158,381	36.7%	$146,299	37.5%

Direct salaries and direct costs primarily includes direct salaries and to a lesser extent unreimburseable direct costs. Direct costs totaled $1.7 million and $881,000 in fiscal year 2006 and 2005, respectively. Direct salaries and direct costs were $158.4 million in fiscal year 2006, as compared to $146.3 million in fiscal year 2005, representing an increase of 8.3%. This increase is directly related to the increase in engineering fees. As a percentage of NER, all segments experienced a decrease from a year ago. On a Company basis, direct salaries and direct costs as a percentage of NER decreased by 0.8% to 36.7% in fiscal year 2006 from 37.5% in fiscal year 2005.

The Transportation Services segment experienced an increase in direct salaries and direct costs of 3.3% to $58.3 million in fiscal year 2006 compared to $56.4 million in fiscal year 2005. However, as a percentage of NER, direct salaries and direct costs decreased by 0.9% to 36.7% in fiscal year 2006 from 37.6% in fiscal year 2005, reflecting improvements in capturing labor billable costs to clients.

Direct salaries and direct costs in the Construction Management segment increased to $29.1 million in fiscal year 2006, or a 3.9% increase from $28.0 million in fiscal year 2005. As a percentage of NER, direct salaries and direct costs decreased 1.9% to 39.5% in fiscal year 2006 from 41.4% in fiscal year 2005. This decrease is due to increased chargeability and higher profitability resulting from the shifting of direct reimbursable projects to lump sum and all-inclusive billing rates contracts in the Central and Southeast regions, as previously explained.

For the Civil Engineering segment, direct salaries and direct costs increased by 18.5% to $35.2 million in fiscal year 2006 versus $29.7 million in fiscal year 2005. This increase was directly related to the addition of several large lump sum contracts with the Department of Defense, which required the use of our professional staff. As a percentage of NER, direct salaries and direct costs decreased by 0.2% to 37.0% in fiscal year 2006 from 37.2% in fiscal year 2005. This decrease was primarily due to the increase in NER for this segment resulting from the significant decrease in direct reimbursable expenses, as previously explained. For fiscal 2006, NER for the Civil Engineering segment grew at a higher rate (19.3%) than the increase in direct salaries and direct costs.

For our Environmental Services segment, direct salaries and direct costs increased to $35.7 million in fiscal year 2006 from $32.1 million in fiscal year 2005, representing an increase of 11.3%. This increase was due primarily to the professional staff added with the acquisitions of EIP and LWC, as previously explained. As a percentage of NER, direct salaries and direct costs stayed proportionately in line with NER in fiscal year 2006 as compared to fiscal year 2005.

General and Administrative Costs, including Indirect Salaries

The other component of costs is indirect costs, which include indirect salaries, and general and administrative costs.

	Years Ended September 30,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$32,739	20.6%	$28,924	19.3%
Construction Management	13,294	18.0%	11,193	16.5%
Civil Engineering	20,313	21.3%	16,107	20.2%
Environmental Services	25,006	24.0%	20,763	22.5%

Total Indirect Salaries	$91,352	21.2%	$76,987	19.7%

Indirect salaries increased 18.7%, to $91.4 million in fiscal year 2006 from $77.0 million in fiscal year 2005. Indirect salaries as a percentage of NER increased 1.5% to 21.2% in fiscal year 2006 compared to 19.7% in fiscal year 2005.

Transportation Services experienced an increase in indirect salaries as a percentage of NER of 1.3% from 19.3% in fiscal year 2005 to 20.6% in fiscal year 2006 resulting from decreased chargeability. The Transportation Services segment was impacted by the temporary stoppage on bidding for new jobs with the TxDOT during the latter part of fiscal year 2006, as previously explained.

Indirect salaries in our Construction Management segment increased 18.8% to $13.3 million in fiscal year 2006 from $11.2 million in fiscal year 2005. As a percentage of NER, indirect salaries increased by 1.5% to 18.0% in fiscal year 2006 from 16.5% in fiscal year 2005. The increase in indirect salaries was due primarily to the start-up costs incurred with the new at-risk construction management services and the additional expenditure incurred in marketing and business development in the West and Southeast regions, as previously explained.

Civil Engineering experienced an increase in indirect salaries as a percentage of NER of 1.1% to 21.3% in fiscal year 2006 from 20.2% in fiscal year 2005. This increase resulted from the winding down of work related to the hurricanes response projects and adjusting to the slow down in the private sector residential market and additional time spent on business development.

Environmental Services segment experienced an increase in indirect salaries of 20.4% in fiscal year 2006 when compared to the same fiscal year in 2005. As a percentage of NER, indirect salaries increased by 1.5% to 24.0% in fiscal year 2006 from 22.5% in fiscal year 2005. The increase in indirect salaries was primarily due to decreased chargeability partially due to the transition of the EIP acquisition and additional focus on marketing and business development.

	Years Ended September 30,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$56,106	35.4%	$48,974	32.6%
Construction Management	26,048	35.4%	22,078	32.6%
Civil Engineering	36,883	38.7%	29,509	37.0%
Environmental Services	39,756	38.2%	33,003	35.7%

Total General & Administrative Costs	$158,793	36.8%	$133,564	34.3%

General and administrative (“G&A”) costs increased 18.9%, to $158.8 million in fiscal year 2006 from $133.6 million in fiscal year 2005. The majority of the increase is primarily related to increased medical insurance premiums and flex benefits resulting from rising costs of $6.4 million, professional fees of $1.2 million, legal settlements and fees of $4.9 million, travel and related expenses of $2.4 million, rent expense for real estate of $2.2 million, payroll taxes of $2.3 million, insurance of $1.2 million, deferred compensation of $1.3 million and vehicle and equipment leases and related expenses of $1.2 million. We also incurred additional expenses for depreciation and amortization, business development, communication and computer software and supplies. The increase in G&A in fiscal year 2006 over fiscal year 2005 was partly offset by a decrease in incentive compensation of $2.5 million. These costs are generally considered corporate costs which benefit all segments and are allocated to the respective segments based on the individual segments’ proportionate share of G&A costs as compared to total Company G&A costs.

Misappropriation loss (recoveries) and Investigation and Related Costs

As described elsewhere in this Annual Report, we have recorded a $3.6 million misappropriation loss for the year ended September 30, 2005. During fiscal year 2005, we also recorded a gain from recovered assets totaling $14.3 million, resulting in a net misappropriation gain of $10.7 million for fiscal year 2005. During fiscal year 2006, we recorded a gain from recovered assets totaling $1.6 million. Additionally, in fiscal year 2006 and 2005, we incurred $14.2 million and $5.4 million, respectively, in costs to investigate and quantify the impact of the embezzlement, and in costs related to the recovery and maintenance of certain assets. The recorded gain from recovered assets and the investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of G&A costs to total Company G&A costs.

The following table sets forth the components of the misappropriation loss for the years ended September 30, 2006, 2005, 2004 and prior and related investigation expenses:

	Years Ended September 30,
(Dollars in thousands)	Cumulative Total	2006	2005	2004	2003 and Prior
Misappropriation loss	$36,600	$—	$3,636	$4,854	$28,110
Less: gain from recovered assets	(15,974)	(1,613)	(14,361)	—	—

Misappropriation loss (recoveries), net	20,626	(1,613)	(10,725)	4,854	28,110

Legal fees	7,614	5,270	2,344	—	—
Forensic accounting fees and related costs	10,734	7,885	2,849	—	—
Other	1,337	1,084	253	—	—

Investigation and related costs	19,685	14,239	5,446	—	—

Total	$40,311	$12,626	$(5,279)	$4,854	$28,110

During fiscal year 2007, we incurred additional costs in connection with the investigation and with the restatement of our previously issued consolidated financial statements. We have incurred an additional $3.7 million in investigation related legal expenses and approximately $800,000 in overhead rate and financial statement audit related expenses during fiscal year 2007.

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

Engineering fees from Civil Engineering services increased 36.0% to $111.3 million in fiscal year 2005 from $81.8 million in fiscal year 2004. This segment greatly benefited from large response projects related to the calendar year 2004 hurricanes in Florida, and to a lesser extent, from hurricane Katrina in late August of 2005. Engineering fees in the Civil Engineering segment also increased due to the Croslin acquisition on October 1, 2004. Engineering fees from Croslin, following the acquisition were approximately $2.7 million for the fiscal year ended September 30, 2005. This segment also experienced modest growth from our homeland security program and Southern California economic growth.

Our Construction Management engineering fees increased 12.7% to $87.3 million in fiscal year 2005, from $77.5 million in fiscal year 2004. The increase relates primarily to several large projects with existing clients including several state departments of transportation. The biggest growth arose out of an acceleration of Texas Turnpike Authority (“TTA”) projects and projects with Arkansas Department of Transportation (“DOT”). The later stages of construction management work typically require a full technical staff, plus temporary technical help, as well as a significant amount of overtime. This resulted in a continued growth in the year over year engineering fees for this segment’s operations in Arkansas and Texas. Lastly, our construction management segment benefited from the disaster response projects that resulted from the hurricanes that hit Florida in the third quarter of 2004 and to a lesser extent to hurricane Katrina which hit the Gulf States in late August 2005.

In the Transportation Services segment, engineering fees increased 11.0% to $199.5 million in fiscal year 2005 from $179.7 million in fiscal year 2004. The increase was primarily due to increase in new projects awarded by the Texas DOT (“TxDOT”) and to the TriLine and WKA acquisitions. Engineering fees from TriLine and WKA, following the acquisitions, were $5.2 million and $6.7 million, respectively, for the fiscal year ended September 30, 2005.

Engineering fees have remained relatively stable in our Environmental Services segment with engineering fees increasing 4.2% to $113.8 million in fiscal year 2005 from $109.2 million in fiscal year 2004. The increase is primarily attributable to the acquisition of LWC, acquired in March 2005. Engineering fees from the LWC acquisition were approximately $3.5 million in fiscal year 2005. In addition, our Environmental Services’ engineering fees were negatively impacted by the winding down of a large FEMA project, offset by increased organic growth to replace these engineering fees. This organic growth was primarily driven by the segment’s increased focus on marketing and business development.

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
			(Restated)
Transportation Services	$49,469	33.0%	$44,632	33.0%
Construction Management	19,635	29.0%	19,187	32.9%
Civil Engineering	31,446	39.4%	11,924	17.1%
Environmental Services	21,436	23.2%	20,629	23.3%

Total Direct Reimbursable Expenses	$121,986	31.3%	$96,372	27.4%

In addition, the change in our NER is affected by the fluctuation in our direct reimbursable expenses. Direct reimbursable expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, travel and sub-consultant expenses. As a percentage of NER, direct reimbursable expenses increased 3.9% to 31.3% in fiscal year 2005 from 27.4% in fiscal year 2004. The increase was driven by the Civil Engineering segment.

Direct reimbursable expenses in the Civil Engineering segment increased as a percentage of NER by 22.3% to 39.4% in fiscal year 2005 from 17.1% in fiscal year 2004. The increase was due to the disaster response projects related to the Florida hurricanes in the third quarter of 2004 and the Southern California fires and to a lesser extent, to hurricane Katrina which hit the Gulf States in late August of 2005. These disasters required significant travel and lodging costs for the hundreds of employees overseeing debris removal in the areas affected by the disasters. In addition, sub-consultants were hired to perform some of the work, adding to the direct reimbursable expenses.

In our Construction Management segment, direct reimbursable expenses as a percentage of NER decreased by 3.9% to 29.0% in fiscal year 2005 from 32.9% in fiscal year 2004. This decrease was primarily due to several projects shifting from direct reimbursable projects to cost plus projects, reducing the total direct reimbursable expenses. Also, an increase in lump sum contracts in the Southeast region has reduced direct reimbursable expenses.

Our Environmental Services segment showed a slight decrease of 0.1% in direct reimbursable expenses as a percentage of NER to 23.2% in fiscal year 2005 from 23.3% in fiscal year 2004. The decrease was due primarily to a return to normal direct reimbursable expense spending in fiscal year 2005, as compared to 2004. In 2004, direct reimbursable expenses were larger than normal due to a video inspection sub-consultant that we utilized to assist us with the beginning stages of a job in California. Since then, the volume of video work has decreased, thereby reducing our direct reimbursable expenses in this segment.

Direct reimbursable expenses for the Transportation Services segment as a percentage of NER remained constant at 33.0% in fiscal year 2005 and fiscal year 2004.

Operating Income

	Years Ended September 30,
(Dollars in thousands)	2005	% of NER	2004	% of NER
Transportation Services	$17,638	11.8%	$10,821	8.0%
Construction Management	7,250	10.7%	6,164	10.6%
Civil Engineering	5,691	7.1%	5,531	7.9%
Environmental Services	7,801	8.4%	6,916	7.8%

Total Operating Income	38,380	9.8%	29,432	8.4%
Misappropriation Loss	(5,279)	-1.4%	4,854	1.4%

Total Operating Income before Misappropriation Loss	$33,101	8.5%	$34,286	9.7%

Operating income was $38.4 million in fiscal year 2005 as compared to $29.4 million in fiscal year 2004, representing an increase of 30.4%. The increase in total operating income is primarily the result of a $14.3 million gain from recovered assets, offset by $3.6 million misappropriation loss and $5.4 million in investigation related costs. All segments had increases in fiscal year 2005 operating income from the prior fiscal year. Operating income, as a percentage of NER, increased by 1.4% to 9.8% in fiscal year 2005 from 8.4% in fiscal year 2004. All the segments, except Civil Engineering, experienced increases in fiscal year 2005 operating income as a percentage of NER as compared to fiscal year 2004.

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

Operating income before misappropriation loss and investigation and related costs, net was $33.1 million for fiscal year 2005 as compared to $34.3 million for fiscal year 2004, representing a decrease of 3.5%. Operating income before misappropriation loss and related costs, net, as a percentage of NER, decreased by 1.2% to 8.5% in fiscal year 2005 from 9.7% in fiscal year 2004. Misappropriation loss and investigation and related costs, net are treated as corporate overhead costs, and as such, are allocated to each respective segment. The allocation is based on the segments’ proportionate share of general and administrative (“G&A”) costs to total Company G&A costs.

As a percentage of NER, the Transportation Services segment’s operating income increased by 3.8% to 11.8% in fiscal year 2005 from 8.0% in fiscal year 2004. This increase is primarily driven by the decrease in misappropriation loss in fiscal 2005 compared to fiscal 2004. As a percentage of NER, the Transportation Services segment’s operating income before misappropriation loss and investigation and related costs, net, increased by 1.1% to 10.5% in fiscal year 2005 from 9.4% in fiscal year 2004. This increase experienced by the Transportation Services segment was driven by improvements in engineering fees and chargeability, due largely to the large disaster response projects and significant increases in work volume with DOTs as a result of increased funding sources available to the states. As explained previously, as chargeability improves or increases, we are able to bill more of our labor costs to clients, thereby improving our profit margin. The other three segments experienced decreases in operating income before misappropriation loss and related costs, net, as a percentage of NER. These decreases were primarily due to decreased chargeability. When we experience a decrease in chargeability, we are billing less to our customers, thereby reducing our profit.

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

Direct salaries and direct costs primarily includes direct salaries and to a lesser extent unreimburseable direct costs. Direct costs totaled $881,000 and $1.6 million in fiscal year 2005 and 2004, respectively.

Direct salaries and direct costs were $146.3 million in fiscal year 2005, as compared to $131.5 million in fiscal year 2004, representing an increase of 11.2%. This increase is directly related to the increase in engineering fees and chargeability. As a percentage of NER, all segments except Construction Management experienced an increase from a year ago. On a Company basis, direct salaries and direct costs as a percentage of NER increased slightly to 37.5% in fiscal year 2005 from 37.4% in fiscal year 2004.

For the Civil Engineering segment, direct salaries and direct costs increased by 15.0% to $29.7 million in fiscal year 2005 versus $25.9 million in fiscal year 2004. Direct salaries and direct costs as a percentage of NER increased slightly to 37.2% in fiscal year 2005 from 37.0% in fiscal year 2004.

Direct salaries and direct costs in the Construction Management segment increased to $28.0 million in fiscal year 2005, or a 14.3% increase from $24.5 million in fiscal year 2004. As a percentage of NER, direct salaries and direct costs decreased 0.7% to 41.4% in fiscal year 2005 from 42.1% in fiscal year 2004. This decrease is due to increased chargeability and increased profitability from an acceleration of TxDOT projects and various transportation projects in Florida. The latter stages of these projects required full technical staff, plus temporary technical help as well as significant amounts of overtime.

The Transportation Services segment experienced an increase in direct salaries and direct costs of 11.3% to $56.4 million in fiscal year 2005 compared to $50.7 million in fiscal year 2004. As a percentage of NER, direct salaries and direct costs increased slightly to 37.6% in fiscal year 2005 from 37.5% in fiscal year 2004.

For our Environmental Services segment, direct salaries and direct costs increased to $32.1 million in fiscal year 2005 from $30.4 million in fiscal year 2004, a 5.5% increase. As a percentage of NER, direct salaries and direct costs increased by 0.4% from 34.4% in fiscal year 2004 to 34.8% in fiscal year 2005. The slight increase in direct salaries and direct costs as a percentage of NER is due primarily to a larger proportional increase in direct salaries and direct costs of 5.5% in relation to the increase in NER of 4.2%.

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

Indirect salaries increased 16.9%, to $77.0 million in fiscal year 2005 from $65.9 million in fiscal year 2004. Indirect salaries as a percentage of NER increased 1.0% to 19.7% in fiscal year 2005 compared to 18.7% in fiscal year 2004.

Transportation Services experienced a decrease in indirect salaries as a percentage of NER of 0.5% from 19.8% in fiscal year 2004 to 19.3% in fiscal year 2005 resulting from an increase in chargeability from new projects with the TxDOT and acquisitions, as previously explained. As chargeability increases, and as more of the technical staff’s time worked is being charged back to clients, direct salaries increases and indirect salaries decreases.

Civil Engineering and Environmental Services experienced an increase in indirect salaries as a percentage of NER of 2.9% and 1.1%, respectively, as a result of the focus on marketing and business development and an increased use of sub-consultants on certain projects.

Indirect salaries in our Construction Management segment increased 38.5% to $11.2 million in fiscal year 2005 from $8.1 million in fiscal year 2004. As a percentage of NER, indirect salaries increased by 2.6% to 16.5% in fiscal year 2005 from 13.9% in fiscal year 2004. The primary result of this increase is attributable to delays in the commencement of certain projects and the opening of new offices to support new business initiatives in the East region.

	Years Ended September 30,
(Dollars in thousands)	2005	% of NER	2004	% of NER
			(Restated)
Transportation Services	$48,974	32.6%	$45,051	33.3%
Construction Management	22,078	32.6%	18,755	32.2%
Civil Engineering	29,509	36.9%	25,423	36.4%
Environmental Services	33,003	35.7%	30,965	35.0%

Total General & Administrative Costs	$133,564	34.3%	$120,194	34.2%

General and administrative (“G&A”) costs increased 11.1%, to $133.6 million in fiscal year 2005 from $120.2 million in fiscal year 2004. The majority of the increase is primarily related to increased medical insurance premiums of $3.8 million, payroll taxes of $2.1 million, professional fees of $1.7 million, incentive compensation of $1.0 million and rent expense of $1.6 million. We also incurred additional fees for information technology system upgrades and Sarbanes-Oxley readiness and documentation. These costs are generally considered corporate costs which benefit all segments and are allocated to the respective segments based on the individual segments’ proportionate share of G&A costs as compared to total Company G&A costs.

Misappropriation loss (recoveries) and Investigation and Related Costs

As described elsewhere in this Annual Report, we have recorded $3.6 million and $4.9 million of misappropriation losses during 2005 and 2004, respectively. During fiscal year 2005, we also recorded a gain from recovered assets totaling $14.3 million, resulting in a net misappropriation gain of $10.7 million for fiscal year 2005.

Additionally, in fiscal year 2005, we incurred $5.4 million in costs to investigate and quantify the impact of the embezzlement, and in costs related to the recovery and maintenance of certain assets. The recorded gain from recovered assets and the investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of G&A costs to total Company G&A costs.

Consolidated Results

Net Income:

Net income was $5.4 million, $21.1 million and $14.7 million for fiscal years 2006, 2005 and 2004, respectively. The percentage of net income to NER was 1.3%, 5.4% and 4.2% for fiscal years 2006, 2005 and 2004. The 74.4% decrease in net income in fiscal year 2006, as compared to 2005, was primarily the result of an increase in investigation and related costs of $8.8 million, and a reduction in gain from recovered assets of $12.7 million in fiscal year 2006, offset by a decrease in misappropriation loss of $3.6 million. Net income in fiscal year 2006 was also negatively impacted by an increase in indirect salaries resulting from the temporary stoppage on bidding for new jobs with the TxDOT and lower chargeability resulting from the transition of acquisitions and time spent on business development. Additionally, the increase in engineering fees was offset by an increase in G&A expenses, which increased at a greater percentage than NER. The decrease in net income was partially offset by a decrease in our effective tax rate. The decrease in the effective tax rate was due to reversal of tax reserves, partially offset by a decrease in the use of research and development tax credits generated and an increase in non-deductible expenses. The effective tax rate decreased to 37.8% in fiscal year 2006 from 42.8% in fiscal year 2005.

The majority of the increase in G&A in fiscal year 2006 over fiscal year 2005 is primarily related to increased medical insurance premiums and flex benefits ($6.4 million), professional fees ($1.2 million), legal settlements and fees ($4.9 million), travel and related expenses ($2.4 million), rent expense for real estate ($2.2 million), payroll taxes ($2.3 million), insurance ($1.2 million), deferred compensation ($1.2 million) and vehicle and equipment leases ($1.3 million). We also incurred additional expenses for depreciation and amortization, business development communication and software and computer supplies. The increase in G&A in fiscal year 2006 over fiscal year 2005 was partly offset by a decrease in incentive compensation of $2.5 million.

Income Taxes:

The income tax provision was $3.3 million and $15.7 million, or an effective tax rate of 37.8% and 42.8%, for the years ended September 30, 2006 and 2005, respectively. The reduction in the effective tax rate in fiscal year 2006 was primarily due to a reduction in tax reserves related to research and development credits taken on the Company’s tax returns, offset by a reduction in the amount of research and development tax credits generated and an increase in non-deductible expenses.

Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Significant judgment is required in determining the effective tax rate and in evaluating our tax positions. The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, it believes that certain positions, if challenged, will likely be resolved unfavorably to us. These reserves are adjusted in light of changing facts and circumstances, such as the progress of a tax audit or current developments in tax law. Our annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome or the timing of resolution of any particular matter, we believe that our reserves reflect the probable outcome of known tax contingencies. Resolution of the tax contingencies would be recognized as an increase or decrease to our tax rate in the period of resolution. We have recorded a tax contingency accrual of approximately $12.5 million and $13.5 million as of September 30, 2006 and 2005, respectively related to research and development tax credits taken on the Company’s tax returns. The tax accruals are presented in the accompanying consolidated balance sheets within accounts payable and accrued expenses.

For the past several years, we have generated research and development tax credits related to certain qualifying costs. The qualifying costs relate primarily to our project costs which we believe involve technical uncertainty. These research and development costs were incurred in the course of providing services generally under long-term client projects. Because we have been unable to utilize the entire amount of research and development tax credits we have generated each year, the balance sheets reflect a deferred tax asset of $5.7 million and $5.5 million at September 30, 2006 and 2005, respectively, for the unused credit carry forwards. These research and development tax credit carry-forwards will expire beginning 2017 through 2022.

Liquidity and Capital Resources

During the fiscal years ended September 30, 2006 and 2005, our primary sources of liquidity were cash flows from operations, borrowings under our credit lines, and proceeds from the sale of common stock to our employees. The proceeds from the sale of stock, received in fiscal year 2006, relate to stock sold in fiscal year 2005. In fiscal year 2006, the Company did not offer any common stock for sale to its employees. Our primary uses of cash have been to fund our working capital and capital expenditure needs, service our debt obligations, and the redemption of shares of our common stock during the year. We also anticipate additional cash flows to be generated from the sale of recovered assets classified as held for sale as of September 30, 2006. We believe, based on our past experience, that we can generate sufficient cash flows from operations and cash flows available under our credit facility to fund our operating and capital expenditure requirements, as well as to service our debt obligations, including our accrued client reimbursement liability, for fiscal year 2007 and beyond. In the event we experience a significant adverse change in our business operations or higher than expected stock redemptions, we would likely need to secure additional sources of financing, and we may not be able to obtain additional sources of funding at reasonable rates and terms.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $10.9 million for fiscal year 2006 as compared to $37.5 million for fiscal year 2005. The reduction in net cash provided by operating activities in fiscal year 2006 from fiscal year 2005 was primarily the result of a significant increase in investigation and related costs, net of gains of assets recovered in connection with the misappropriation loss, as more fully explained in note 2 of our consolidated financial statements. The Company’s cash flows from projects were negatively impacted by the temporary stoppage on bidding for new jobs with the Tx DOT and lower chargeability resulting from the transition of acquisitions and time spent on business development during fiscal year 2006. Also impacting cash flows from income generated by projects were an increase in accounts receivable, offset by a decrease in unbilled fees. The Company also experienced a reduction in accounts payable and accrued expenses and accrued reimbursement liability. The reduction in accounts payable and accrued expenses reflects payments made to vendors and consultants, and the reduction in accrued reimbursement liability reflects payments made to clients in fiscal year 2006 for the overstatement of overhead rates. The decrease in net cash provided by operating activities was partly offset by the proceeds from the disposal of assets held for sale, offset by a reduction of liabilities related to assets held for sale and the change in the provision for deferred taxes in fiscal year 2006 over fiscal year 2005.

Net cash provided by operating activities totaled $37.5 million for fiscal year 2005 as compared to $32.2 million for fiscal year 2004. The net cash provided by operating activities was primarily from income generated from projects and slower payments of our accounts payable and accrued expense and other current liabilities. Cash flows from income generated by projects were partially offset by increases in accounts receivable and unbilled fees. The increases in unbilled fees and accounts receivable are attributable primarily to the increase in revenue during fiscal year 2005 compared to fiscal year 2004 due to the hurricane debris removal projects.

Approximately 80% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contract. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. During fiscal year 2006, unbilled fees decreased 9.9% to $62.8 million at September 30, 2006 from $69.7 million at September 30, 2005. The decrease in unbilled fees during fiscal year 2006 is principally related to the improvements in permitted billing for the work performed and earned as of the end of fiscal year 2006.

Accounts receivable, net increased 26.3%, to $85.2 million at September 30, 2006, from $67.5 million at September 30, 2005. The increase in accounts receivable is primarily related to the decrease in unbilled fees, as previously explained and growth in engineering fees. The allowance for doubtful accounts increased approximately $600,000 during fiscal year 2006. The allowance for doubtful accounts increased $102,000 during fiscal year 2005. The balance in the allowance for doubtful accounts was $1.8 million and $1.2 million at September 30, 2006 and 2005, respectively.

During fiscal year 2007, we incurred additional costs in connection with the Company’s investigations and with the restatement of our previously issued consolidated financial statements, which were completed in fiscal 2007. We have incurred, during fiscal year 2007, an additional $3.7 million in investigation related legal expenses and approximately $800,000 in overhead rate and financial statement audit related expenses. Additionally, we expect to spend approximately $22.5 million in client reimbursements during fiscal year 2007, and an additional $5.6 million thereafter. We may also incur additional fees and penalties from various government regulatory agencies as a result of the final outcome of the ongoing investigations.

Cash Flows from Investing Activities

Net cash used in investing activities was $16.5 million, $12.3 million, and $16.0 million in fiscal years 2006, 2005 and 2004, respectively. Investing activity principally consists of purchases of property and equipment, such as survey equipment, computer system and equipment, furniture and leasehold improvements. Additionally, during fiscal years 2006, 2005 and 2004 approximately $5.9 million, $2.0 million and $5.9 million, respectively, were used in acquisitions and earn-out payments on a previous acquisition.

In fiscal year 2006, we completed one acquisition. On April 30, 2006, we acquired 100% of the stock of EIP Associates (“EIP”) for $6.0 million, net of cash acquired of $15,000, comprised of $5.5 million in cash, $334,000 accrued additional purchase price and $200,000 held in escrow.

In fiscal year 2005, we completed two acquisitions. On October 1, 2004 we acquired 100% of the stock of Croslin Associates, Inc. for $456,000 in cash and 11,111 shares of our common stock valued at approximately $300,000. On February 1, 2005 we acquired 100% of the stock of Land and Water Consulting, Inc. for $323,000 in cash and 33,862 shares of our common stock valued at approximately $914,000.

In fiscal year 2004, we also completed two acquisitions. On June 1, 2004 we acquired 100% of the stock of TriLine Associates, Inc. for $3.7 million in cash. On July 1, 2004 we acquired 100% of the stock of W. Koo and Associates for $413,000 in cash, $250,000 in accrued earn-out provisions and 71,429 shares of our common stock, for a total purchase price of $2.5 million. Additionally in fiscal year 2004, we paid an earn-out payment related to the Welker acquisition in the amount of $1.2 million.

During fiscal year 2007, we anticipate our capital expenditures to be approximately $9.0 million, including approximately $3.3 million relating to the implementation of our new Oracle enterprise resource planning system. While the Company will continue to pursue a long-term growth strategy in making strategic acquisitions, we are not expecting any acquisitions to materialize in fiscal year 2007.

Cash Flows from Financing Activities

Net cash used in financing activities for fiscal 2006 was $16.9 million, as compared to $4.5 million for fiscal year 2005. The increase in net cash used in financing activities in fiscal year 2006 from fiscal year 2005 is primarily attributable to an increase in the payments for the repurchase of common stock from employees of $6.6 million and a decrease in the proceeds from the sale of common stock to employees of $6.5 million. As explained below, the Company did not offer any common stock to its employees in fiscal year 2006, but received payment in fiscal year 2006 related to the 2005 sale of common stock to employees. The increase in net cash used in financing activities was partly offset by an increase in net borrowings under our line of credit of $762,000. Net cash used in financing activities for fiscal year 2005 was $4.5 million, as compared to net cash used in financing activities of $14.5 million in fiscal year 2004. The change in net cash used is primarily attributable to a decrease in net borrowings from our line of credit of $9.2 million and a decrease in the net purchases of common stock of $558,000.

Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not previously paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock in the foreseeable future. All earnings are retained for investment in our business.

Capital Resources

The Company has a $58 million line of credit agreement, inclusive of $10 million in letters of credit, with Bank of America, N.A. (the “Bank”). The expiration date on the line of credit is June 30, 2008. The letters of credit reduce the maximum amount available for borrowing. As of September 30, 2006 and 2005, we had letters of credit totaling $4.3 million and $3.4 million, respectively. At September 30, 2006, the Company had letters of credit, which expire in fiscal year 2007, for $2.2 million to guarantee insurance payments. In addition, in the second quarter of 2006, we issued a letter of credit which expired in November 2006, for $ 2.0 million to cover risk of insolvency for the FDOT. No amounts have been drawn on any of these letters of credit. As a result of the issuance of these letters of credit, the maximum amount available for borrowing under the line of credit was $52.6 million and $54.6 million as of September 30, 2006 and 2005, respectively. Although our most significant source of cash has historically been generated from operations, in the event that cash flows from operations are insufficient to cover our working capital needs, we would access our revolving line of credit facility.

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

As of September 30, 2006 and 2005, we had $1.1 million and $0 outstanding under the line of credit, respectively. The maximum amount borrowed under our line of credit was $11.3 million and $13.8 million during fiscal 2006 and 2005, respectively. We used cash flow from operating activities to repay amounts outstanding under our line of credit.

On March 19, 2001, the Company entered into a mortgage note with an original principal amount of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 5.98% and 4.51% for the fiscal years ended September 30, 2006 and 2005, respectively. The mortgage note is collateralized by our office building located in Orlando, Florida. We used an interest rate swap (“the Swap”) agreement in order to minimize the adverse impact of the floating interest rate characteristics of our long term debt obligations. The swap effectively converted the floating interest rate on the note payable to a fixed rate of 6.28%. On March 16, 2006, our swap expired and was not renewed. Our adjustable rate mortgage calls for an interest rate based on the 30-day LIBOR plus a margin of .065%. We do not anticipate entering into any additional swap agreements.

Our capital expenditures are generally for purchases of property and equipment. We spent $11.4 million, $10.3 million and $9.6 million on such expenditures in fiscal years 2006, 2005 and 2004, respectively. Our capital expenditures primarily consist of computer systems and equipment, furniture and leasehold improvement purchases.

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

We believe that our existing financial resources, together with our cash flow from operations and availability under our line of credit, will provide sufficient capital to fund our operations for fiscal year 2007 and beyond.

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

Pursuant to the Company’s by-laws, the Company is permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006 the Company repurchased 46,000 shares and 3,400 shares, respectively, of the Company’s stock from Richard Wickett, our former Chairman of the Board from 2002 to February 2005 and former Chief Financial Officer from 1993 to 2004, and Kathryn Wilson in the original principal amounts of $1.2 million and $92,000, respectively. The shares were repurchased for $27.00 per share which represents the September 30, 2004 share price. At September 30, 2006, the Company had an accrual of $49,400 for the difference between the purchase price and the September 30, 2005 share value of $28.00. The notes currently bear interest at the rate of 7.5% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance. The balances of the notes and the accrual for the stock price differential were approximately $1.4 million at September 30, 2006 and were included in other liabilities in the accompanying balance sheet.

On February 13, 2007, the Company repurchased an additional 46,607 shares of the Company’s stock from Richard Wickett in the original principal amount of $1.0 million. The additional shares were purchased for $22.40 per share which represents 80% of the September 30, 2005 share price, pending completion of the valuation of the Company’s stock as of September 30, 2006. In fiscal year 2007, the Company accrued for the difference between the purchase price and the September 30, 2006 share value. The 2007 note currently bears interest at the rate of 8.25% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance. The notes are subject to the Company’s right of set off, which permits the Company to set off all claims it may have against the payee against amounts due and owing under the notes.

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

In July 2006, the FASB issued Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109” (“FIN 48”). This interpretation establishes guidelines and thresholds that must be met for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

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

The Company has entered into reimbursement settlement agreements with the Florida Department of Transportation and the Texas Department of Transportation, its two largest clients, for $12.9 million and $5.4 million, respectively for all contract amounts through September 30, 2006. Such amounts were paid in fiscal year 2006 and 2007. In addition, it has reached a reimbursement settlement agreement with the Department of Justice on behalf of all of the Company’s federal clients for $6.5 million for all contract amounts through September 30, 2006.

The Company has started discussions with several of its other government clients, which are in various stages of settlement. As of April 30, 2007, the Company has settled $25.8 million of the liability with clients, which represents approximately 61% of the estimated total refund amount.

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

For the past several years, we have generated research and development tax credits related to certain qualifying costs. The qualifying costs relate primarily to the Company’s project costs which management believes involved technical uncertainty. These research and development costs were incurred by the Company in the course of providing services generally under long-term client projects. Because the Company has been unable to utilize the entire amount of research and development tax credits it has generated each year, the balance sheets reflect a deferred tax asset of $5.7 million and $5.5 million at September 30, 2006 and 2005, respectively, primarily, for the unused research and development tax credit carry forwards. The credits will expire beginning 2017 through 2022.

The Company’s effective tax rate is based on income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Significant judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, it believes that certain positions, if challenged, will likely be resolved unfavorably to us. These reserves are adjusted in light of changing facts and circumstances, such as the progress of a tax audit or current developments in tax law. The Company’s annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome or the timing of resolution of any particular matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Resolution of the tax contingencies would be recognized as an increase or decrease to the Company’s tax rate in the period of resolution. The Company has recorded a tax contingency accrual of approximately $12.5 million and $13.5 million as of September 30, 2006 and 2005, respectively, related to research and development tax credits taken on the Company’s tax return. The tax accruals are presented in the consolidated balance sheets within accounts payable and accrued expenses.

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

Contractual Obligations

A summary of our contractual obligations as of September 30, 2006 is as follows:

(Dollars in thousands)	Payments due by period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt obligations (1)	$8,553	$1,644	$1,024	$1,024	$4,861
Operating lease obligations	55,826	19,829	26,290	9,085	622
Capital lease obligations	1,505	575	840	90	—
Purchase obligations	2,149	1,678	471	—	—
Expected retirement benefit payments	13,926	933	1,936	2,397	8,660
Accrued client reimbursement payments	28,183	22,546	5,637	—	—

Total	$110,107	$46,486	$36,420	$13,058	$14,143

(1)	Excludes interest which is based on a variable rate.

We are obligated under various non-cancelable leases for office facilities, furniture and equipment. Certain leases contain renewal options, escalation clauses and certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties.

In July 2004, the Company entered into a two year Microsoft Enterprise Agreement with Microsoft Licensing, GP covering all of the Company’s Microsoft based application licenses. At September 30, 2006, we had outstanding under this agreement the remaining payment of approximately $728,000, all of which is included in contractual purchase obligations above. In fiscal year 2007, we entered into a new three year agreement for a total of $1.8 million.

In February 2006, the Company entered into a one year Oracle License and Services Agreement with Oracle relating to the implementation of our new Oracle enterprise resource planning system. At September 30, 2006, we have outstanding under this agreement a purchase commitment of approximately $1.4 million, all of which is included in contractual purchase obligations above.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk through outstanding balances on our variable rate debt. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans, refinancing with fixed rate permanent debt or obtaining cash flow hedges. We do not hold market-risk sensitive instruments for trading purposes. We entered into one derivative financial instrument, a swap agreement, to hedge cash flows related to the LIBOR interest rate risk. On March 10, 2006, our swap expired. We hold no other financial instruments or derivative instruments to hedge any market risk, nor do we currently plan to employ them in the near future. Our adjustable rate mortgage calls for an interest rate based on the 30-day LIBOR plus a margin of .065%. We do not anticipate entering into any additional swap agreements.

The interest rate (5.82% and 5.98% at September 30, 2006, respectively) on our revolving line of credit and mortgage note ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. We mitigate interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit or mortgage note. As of September 30, 2006, the fair value of the debt approximates the outstanding principal balance due to the variable rate nature of such instruments.

The interest rates under our revolving line of credit and mortgage note are variable and accordingly we have exposure to market risk. To the extent that we have borrowings outstanding, there is market risk relating to the amount of such borrowings. We estimate that a one-percentage point increase in interest rates for debt outstanding of $8.6 million as of September 30, 2006 would have resulted in additional annualized interest costs of approximately $86,000. This analysis did not consider the impact of the swap since it expired in March 2006. As of April 30, 2007, debt outstanding has increased to $28.2 million primarily due to payments made for client reimbursements under our line of credit. We estimate that a one-percentage point increase in interest rates for this debt would result in additional annualized interest costs of approximately $282,000.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The PBSJ Corporation:

We have audited the accompanying consolidated balance sheets of The PBSJ Corporation and subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of operations, of stockholders’ equity and comprehensive income, and of cash flows for each of the three years in the period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The PBSJ Corporation and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

May 25, 2007

THE PBSJ CORPORATION

Consolidated Balance Sheets

	September 30,
(Amounts in thousands, except shares and per share amounts)	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$10	$22,556
Marketable securities at fair value	—	636
Accounts receivable, net	85,210	67,493
Unbilled fees	62,770	69,658
Assets held for sale	4,235	9,289
Shareholder subscription receivable	—	4,276
Other current assets	3,609	2,039

Total current assets	155,834	175,947
Property and equipment, net	40,238	36,741
Cash surrender value of life insurance	10,055	9,602
Deferred income taxes	10,022	4,817
Goodwill	21,692	17,736
Intangible assets, net	1,678	1,820
Other assets	5,430	4,984

Total assets	$244,949	$251,647

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$88,352	$84,223
Liabilities related to assets held for sale	2,099	4,627
Accrued reimbursement liability	28,183	34,772
Current portion of long-term debt	1,644	408
Current portion of capital leases	274	341
Accrued vacation	12,173	10,163
Billings in excess of costs	4,654	3,339
Deferred income taxes	19,740	7,568

Total current liabilities	157,119	145,441
Long-term debt, less current portion	6,909	7,425
Capital leases, less current portion	776	512
Deferred compensation	12,780	11,994
Other liabilities	8,454	8,443

Total liabilities	186,038	173,815

Stockholders’ Equity:
Common stock, par value $0.00067, 15,000,000 shares authorized, 6,849,214 and 7,720,527 shares issued and outstanding at September 30, 2006 and 2005, respectively	5	5
Retained earnings	64,052	82,991
Accumulated other comprehensive loss	(1,914)	(1,957)
Unearned compensation and other	(3,232)	(3,207)

Total stockholders’ equity	58,911	77,832

Total liabilities and stockholders’ equity	$244,949	$251,647

The accompanying notes are an integral part of these consolidated financial statements

THE PBSJ CORPORATION

Consolidated Statements of Operations

	Years Ended September 30,
(Amounts in thousands, except per share amounts)	2006	2005	2004
Earned revenues:
Engineering fees	$537,242	$511,937	$448,247
Direct reimbursable expenses	105,635	121,986	96,372

Net earned revenues	431,607	389,951	351,875

Costs and expenses:
Direct salaries and direct costs	158,381	146,299	131,521
General and administrative expenses, including indirect salaries	250,145	210,551	186,068
Misappropriation loss (recoveries), net	(1,613)	(10,725)	4,854
Investigation and related costs	14,239	5,446	—

Total costs and expenses	421,152	351,571	322,443

Operating income	10,455	38,380	29,432

Other income (expenses):
Interest expense	(2,066)	(1,824)	(1,625)
Other, net	302	260	617

Total other expenses:	(1,764)	(1,564)	(1,008)

Income before income taxes	8,691	36,816	28,424
Provision for income taxes	3,286	15,741	13,734

Net income	$5,405	$21,075	$14,690

Net income per share:
Basic	$0.81	$2.92	$2.03

Diluted	$0.76	$2.74	$1.91

Weighted average shares outstanding:
Basic	6,651	7,208	7,249

Diluted	7,118	7,685	7,692

The accompanying notes are an integral part of these consolidated financial statements

THE PBSJ CORPORATION

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the years ended September 30, 2006, 2005 and 2004

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Compensation and Other	Total Stockholders’ Equity
	Common Stock
(Amounts in thousands, except share data)	Shares	Amount
Balance at September 30, 2003	7,969,780	$5	$—	$53,471	$(1,223)	$(2,192)	$50,061

Comprehensive income:
Net income (As Restated See Note 2)	—	—	—	14,690	—	—	14,690
Unrealized gain on marketable securities, net of tax of $ 52	—	—	—	—	62	—	62
Unrealized loss on derivative, net of tax of $ 31	—	—	—	—	233	—	233
Minimum pension liability adjustment, net of tax of $ 96	—	—	—	—	(1,125)	—	(1,125)

Total comprehensive income (As Restated See Note 2)							13,860
Sale of stock	442,848	—	9,964	—	—	—	9,964
Stock issued in acquisitions	71,429	—	1,875	—	—	—	1,875
Shares purchased and retired	(597,086)	—	(12,510)	(1,095)	—	—	(13,605)
Issuance of restricted stock, net of cancellations	26,709	—	671	—	—	(672)	(1)
Amortization of deferred compensation	—	—	—	—	—	549	549

Balance at September 30, 2004	7,913,680	5	—	67,066	(2,053)	(2,315)	62,703

Comprehensive income:
Net income	—	—	—	21,075	—	—	21,075
Unrealized gain on marketable securities, net of tax of $ 39	—	—	—	—	38	—	38
Unrealized loss on derivative, net of tax of $146	—	—	—	—	226	—	226
Minimum pension liability adjustment, net of tax benefit of $ 696	—	—	—	—	(168)	—	(168)

Total comprehensive income							21,171
Sale of stock	413,641	—	11,168	—	—	—	11,168
Stock issued in acquisitions	45,995	—	1,214	—	—	—	1,214
Shares purchased and retired	(538,565)	—	(13,543)	(998)	—	—	(14,541)
Shares recovered from investigation	(174,261)	—	(554)	(4,152)	—	—	(4,706)
Issuance of restricted stock, net of cancellations	60,037	—	1,715	—	—	(1,715)	—
Amortization of deferred compensation	—	—	—	—	—	806	806
Other	—	—	—	—	—	17	17

Balance at September 30, 2005	7,720,527	5	—	82,991	(1,957)	(3,207)	77,832

Comprehensive income:
Net income	—	—	—	5,405	—	—	5,405
Unrealized gain on marketable securities, net of tax of $ 9	—	—	—	—	14	—	14
Realized gain on marketable securities, net of tax of $ 28	—	—	—	—	(242)	—	(242)
Unrealized loss on derivative, net of tax of $ 22	—	—	—	—	35	—	35
Minimum pension liability adjustment, net of tax of $ 158	—	—	—	—	236	—	236

Total comprehensive income							5,448
Shares recovered from investigation	(19,180)	—	(11)	(526)	—	—	(537)
Shares purchased and retired	(876,803)	—	(804)	(23,818)	—	—	(24,622)
Issuance of restricted stock, net of cancellations	24,670	—	815	—	—	(815)	—
Amortization of deferred compensation	—	—	—	—	—	790	790

Balance at September 30, 2006	6,849,214	$5	$—	$64,052	$(1,914)	$(3,232)	$58,911

The accompanying notes are an integral part of these consolidated financial statements

THE PBSJ CORPORATION

Consolidated Statements of Cash Flows

	Years Ended September 30,
(Dollars in thousands)	2006	2005	2004
Cash flows from operating activities:
Net income	$5,405	$21,075	$14,690
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in cash surrender value of life insurance	88	(835)	(220)
Depreciation and amortization	11,013	9,980	9,261
Gain on sale of property	(517)	(426)	(85)
Gain from shares recovered	(537)	(4,706)	—
Gain from sale of marketable securities	(271)	—	—
Provision for bad debt and unbillable amounts	617	486	217
Provision (benefit) for deferred income taxes	5,302	(2,912)	7,180
Provision for and amortization of deferred compensation and other	1,971	1,834	998
Change in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(14,614)	(6,691)	(7,801)
(Increase) decrease in unbilled fees and billings in excess of cost	8,424	(2,227)	(15,228)
(Increase) decrease in assets held for sale	8,612	(6,526)	—
(Increase) decrease in other current assets	(1,003)	(423)	2,470
(Increase) decrease in other assets	(3,984)	(211)	82
(Decrease) increase in accounts payable and accrued expenses	(1,172)	17,274	10,176
Decrease in liabilities of assets held for sale	(4,627)	—	—
(Decrease) increase in accrued reimbursement liability	(6,589)	10,653	7,871
Increase in accrued vacation	2,010	1,499	871
(Decrease) increase in other liabilities	784	(371)	1,760

Net cash provided by operating activities	10,912	37,473	32,242

Cash flows from investing activities:
Investment in life insurance policies	(541)	(539)	(524)
Acquisitions and purchase price adjustments, net of cash acquired	(5,876)	(1,984)	(5,921)
Dividends reinvested in marketable securities	(21)	(15)	—
Proceeds from the sale of property and equipment	656	510	102
Proceeds from the sale of marketable securities	680	—	—
Purchases of property and equipment	(11,416)	(10,269)	(9,636)

Net cash used in investing activities	(16,518)	(12,297)	(15,979)

Cash flows from financing activities:
Borrowings under line of credit	100,662	75,352	150,014
Payments under line of credit	(99,900)	(75,352)	(159,248)
Principal payments under notes and mortgage payable	(412)	(506)	(818)
Principal payments under capital lease obligations	(412)	(304)	(189)
Common stock:
Proceeds from sale	4,276	10,821	9,327
Payments for repurchase	(21,154)	(14,541)	(13,605)

Net cash used in financing activities	(16,940)	(4,530)	(14,519)

Net increase (decrease) in cash and cash equivalents	(22,546)	20,646	1,744
Cash and cash equivalents at beginning of period	22,556	1,910	166

Cash and cash equivalents at end of period	$10	$22,556	$1,910

The accompanying notes are an integral part of these consolidated financial statements.

The PBSJ Corporation

Notes to the Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Principles of Consolidation

The consolidated financial statements include the accounts of The PBSJ Corporation and its wholly-owned subsidiaries, Post, Buckley, Schuh & Jernigan, Inc., a Florida corporation (“PBS&J”), PBS&J Construction Services, Inc., PBS&J Constructors, Inc., Post, Buckley International, Inc., Post Buckley de Mexico, S.A. de C.V., PBS&J Caribe Engineering, C.S.P., Seminole Development Corporation and Seminole Development II, Inc. (collectively, the “Company”). All material inter-company transactions and accounts have been eliminated in the accompanying consolidated financial statements. In these notes to our consolidated financial statements, the words “Company”, “we”, “our” and “us” refer to The PBSJ Corporation and its subsidiaries.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates in these consolidated financial statements include estimated cost to complete long-term fixed price contracts, allowance for doubtful accounts and unbilled fees, accruals for litigation, estimated liabilities for self-insurance, accrued reimbursement liability, valuation allowance on deferred income tax assets and tax contingencies, estimates of useful lives of intangible assets and the allocation of purchase price paid for acquired companies. Actual results could differ from those estimates.

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

Cost-plus Contracts. Under Cost-plus contracts, the Company charges clients negotiated indirect rates based on direct and indirect costs in addition to a profit component. The Company generally recognizes engineering fees at the time services are performed. The amount of revenue is based on its actual labor costs incurred plus a recovery of indirect costs and a profit component. In negotiating cost-plus contracts, the Company estimates direct labor costs and indirect costs and then adds a profit component, which is a percentage of total recoverable costs, to arrive at a total dollar value for the contract. Indirect expenses are recorded as incurred and are allocated to contracts. If the actual labor costs incurred are less than estimated, the revenues from a project will be less than estimated. If the actual labor costs incurred plus a recovery of indirect costs and profit exceed the initial negotiated total contract amount, the Company must obtain a contract modification to receive payment for such overage. If a contract modification or change order is not approved by our client, the Company may be able to pursue a claim to receive payment. Engineering fees, from claims are recognized when collected.

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

Contracts that fall under FAR are generally cost-plus contracts, and are subject to audit by the government, primarily the Defense Contract Audit Agency (“DCAA”), which reviews the Company’s overhead rates, operating systems and costs proposals. As a result of its audits, the DCAA may disallow costs if it determines that the Company has accounted for such costs in a manner inconsistent with generally accepted cost accounting standards.

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

Capital Structure

The by-laws of the Company require that common stock held by employee shareholders who terminate employment with the Company be offered for sale at fair market value to the Company, which has right of first refusal. Should the Company decline to purchase the shares, the shares must next be offered to the Company’s profit sharing and employee stock ownership plans at fair market value, and then ultimately to other shareholders who are employees of the Company. The by-laws of the Company provide that the fair market value be determined by an appraisal. During fiscal year 2006, the Company repurchased stock held by employee shareholders who terminated employment with the Company at a price ranging from $24.00 to $27.00, pending completion of the September 30, 2005 valuation. The September 30, 2005 valuation established the price per share at $28.00. At September 30, 2006, the Company had an accrual of approximately $2.1 million for the stock price differential, included in accounts payable and accrued expenses in the accompanying balance sheet. Other than agreements with certain retired Directors, as of September 30, 2006 and 2005, there was no outstanding common stock held by individuals no longer employed by the Company.

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

A reconciliation of the number of shares used in computing basic and diluted earnings per share follows:

(Shares in thousands)	Years Ended September 30,
	2006	2005	2004
Weighted average shares outstanding—Basic	6,651	7,208	7,249
Effect of dilutive unvested restricted stock	467	477	443

Weighted average shares outstanding—Diluted	7,118	7,685	7,692

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

Accounts Receivable

Accounts receivable is presented net of allowance for doubtful accounts of $1.8 million and $1.2 million at September 30, 2006 and 2005, respectively. The Company estimates the allowance for doubtful accounts based on management’s evaluation of the contracts involved and the financial condition of its clients. The Company regularly evaluates the adequacy of the allowance for doubtful accounts by taking into consideration such factors as the type of client—governmental agencies or private sector, trends in actual and forecasted credit quality of the client, including delinquency and payment history, general economic and particular industry conditions that may affect a client’s ability to pay, and contract performance and the change order and claim analysis. Retainer amounts were not significant as of September 30, 2006 and 2005.

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

Fair Value of Financial Instruments

The fair value of the Company’s cash equivalents, accounts receivables, unbilled fees and trade accounts payable approximates book value due to the short-term maturities of these instruments. The carrying amounts of the Company’s marketable securities, cash surrender value of life insurance plans and interest rate swap are based on quoted market values or cash surrender value at the reporting date. The fair value of the Company’s debt approximates the carrying value, as such instruments are based on variable rates of interest.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires the Company to test for goodwill impairment annually (or more frequently under certain conditions). The Company performed its annual impairment test as of September 30, 2006 and 2005 and determined that goodwill was not impaired.

We amortize the cost of other intangible assets over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. If assets are determined to be impaired, they are written down to the estimated fair value as required. No impairment was recorded during the years ended September 30, 2006, 2005, or 2004.

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

Eligible employees are allowed to purchase Company stock once a year, during a specified timeframe. With the exception of those considered to be insiders, as defined, employees who receive bonuses each year are allowed to use their bonus payments received in December following the Company’s fiscal year end to make their final payment for their stock purchase. The annual stock offering is usually for a one week period during the month of March. The Company suspended the stock offering window for March 2006 until the final impact of the restatement of the Company’s consolidated financial statements was determined. The Company is planning to open the stock window in June 2007. During this offering period, shares of the Company’s common stock will be available for sale to all full time employees of the Company, pursuant to The PBSJ Corporation Stock Ownership Plan. At September 30, 2005, the Company had a receivable from certain of its employees, for the March 2005 annual stock offering, in the amount of approximately $4.3 million; the receivable was paid in the subsequent quarter. There was no stock sold to employees for fiscal year 2006.

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

Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. If assets are determined to be impaired, they are written down to estimated fair value as required. No impairment was recorded during the years ended September 30, 2006, 2005, or 2004.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, accounts receivable and unbilled fees. The Company deposits its cash with high credit quality financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Work performed for governmental entities accounted for approximately 75%, 77%, and 79% of engineering fees for the years ended September 30, 2006, 2005 and 2004, respectively. Accounts receivable and unbilled fees from governmental entities were $57.5 million and $34.9 million, respectively, at September 30, 2006, and $48.2 million and $38.1 million, respectively, at September 30, 2005. For the years ended September 30, 2006, 2005 and 2004, engineering fees of $93.1 million, $101.3 million and $79.4 million, respectively, were derived from various districts of the Florida Department of Transportation (“FDOT”) under numerous contracts. These revenues are primarily in the transportation segment. While the loss of any individual contract would not have a material adverse effect on the Company’s results of operations and would not adversely impact the Company’s ability to continue work under other contracts with the FDOT, the loss of all, or a significant number of the FDOT contracts could have a material adverse effect on the Company’s results of operations.

Ongoing credit evaluations of customers are performed and generally no collateral is required. The Company provides an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Derivative Instruments and Hedging Activities

In March 2001, the Company entered into an interest rate swap to convert the floating interest rate on the mortgage note payable to a fixed rate of 6.28%. On March 16, 2006, the swap expired. The Company accounted for the interest rate swap as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities”. The underlying terms of the interest rate swap, including the notional amount and interest rate index, were identical to those of the associated debt and therefore the hedging relationship resulted in no ineffectiveness. Changes in fair value were included as a component of other comprehensive loss in stockholders’ equity in our consolidated balance sheets. The net amounts paid or received were included in interest expense. We do not anticipate entering into any additional swap agreements.

Estimated Liability for Self-Insurance

The Company is self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. The Company also maintains a stop loss insurance policy with a third party insurer to limit the Company’s exposure to individual and aggregate claims made. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates of incurred but not reported claims, net of payments made. At September 30, 2006 and 2005, we had total self-insurance accruals reflected in accounts payable and accrued expenses in our consolidated balance sheets of $8.9 million and $7.7 million, respectively. These estimates are subject to variability due to changes in trends of losses for outstanding claims and incurred but not recorded claims, including external factors such as future inflation rates, benefit level changes and claim settlement patterns.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ investment and minimum pension liability that, under generally accepted accounting principles, are excluded from net income.

The components of other comprehensive income are as follows for the years ended September 30, 2006, 2005 and 2004:

(Dollars in thousands)	Years Ended September 30,			Accumulated Other Comprehensive Loss
	2006	2005	2004
Net income	$5,405	$21,075	$14,690
Other comprehensive income (loss):
Unrealized gain on available for sale marketable securities, net of tax	14	38	62	$242
Realized gain on available for sale marketable securities, net of tax	(242)	—	—	(242)
Unrealized gain on derivative, net of tax	35	226	233	—
Minimum pension liability adjustment, net of tax	236	(168)	(1,125)	(1,914)

Total comprehensive income	$5,448	$21,171	$13,860	$(1,914)

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

In July 2006, the FASB issued Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109” (“FIN 48”). This interpretation establishes guidelines and thresholds that must be met for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

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

2. Misappropriations Loss

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

The Company determined corrected overhead rates considering the impact of the misappropriations and considering the impact of additional errors identified. The Company and its advisors have been working with its government clients to finalize the refund amount (See Note 13 for further discussion). The Company estimates that the cumulative refund amount, before any payments, resulting from the overstated overhead rates is approximately $42.0 million through fiscal year 2006 ($37.1 million as of fiscal year 2005), including interest that the Company will generally be required to reimburse its government clients. At September 30, 2006 and 2005, the accrued reimbursement liability was $28.2 million and $34.8 million, respectively, in the accompanying consolidated balance sheets.

Misappropriation Loss, Investigation Related Expenses and Recovery of Assets

The misappropriation loss for fiscal year 2005 is presented net of the gain from recovered assets. All assets recovered during the investigation and not yet liquidated, are classified as assets held for sale in the accompanying consolidated balance sheets and are recorded at estimated fair value, less estimated costs to sell as of the date recovered. The recovered assets consist of personal homes, condominiums and other real estate, automobiles, funds from bank accounts, jewelry, fine-arts and cash proceeds from the liquidation of personal retirement accounts. Some of the real estate recovered was acquired subject to existing debt, liens or mortgage notes. Such debt is reported as liabilities related to assets held for sale in the accompanying consolidated balance sheets. The Company does not own any other assets held for sale other than those recovered during the investigation. Gain from recovered assets has been recognized at the estimated fair value of the assets recovered, less related debt and estimated costs to sell the assets.

Approximately 19,000 and 174,000 shares of the Company’s common stock were surrendered in fiscal years 2006 and 2005, respectively. These shares were recorded at their estimated fair values, and gains on recovery of misappropriated assets of approximately $537,000 and $4.7 million, respectively, were recognized for the years ended September 30, 2006 and 2005, respectively. The gains from recovered assets were included in misappropriation loss, net of recoveries in the accompanying consolidated statements of operations for the years ended September 30, 2006 and 2005. These shares were not included in assets held for sale, as the estimated fair value of such shares were recorded as a reduction of stockholders’ equity.

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

The following table sets forth the components of the misappropriation loss for the years ended September 30, 2006, 2005, and 2004 and related investigation expenses:

(Dollars in thousands)	Years Ended September 30,
	2006	2005	2004
Misappropriation loss	$—	$3,636	$4,854

Less: gain from recovered assets	(1,613)	(14,361)	—

Misappropriation loss (recoveries), net	(1,613)	(10,725)	4,854

Legal fees	5,270	2,344	—
Forensic accounting fees and related costs	7,885	2,849	—
Other	1,084	253	—

Investigation and related costs	14,239	5,446	—

Total	$12,626	$(5,279)	$4,854

3. Marketable Securities

At September 30, 2005, the Company held investments in marketable securities classified as available-for-sale, which primarily consisted of growth funds, growth and income funds and bond funds. There were no unrealized losses as of September 30, 2005. In April 2006, the Company liquidated its investment in marketable securities and realized a gain of approximately $270,000.

(Dollars in thousands)	September 30, 2005
	Cost	Fair Value	Unrealized Gain
Mutual Funds	$374	$636	$262

4. Assets Held for Sale

During the course of the investigation into the misappropriations (See Note 2 for further discussion), the Company identified and recovered certain assets acquired by the participants using misappropriated Company funds. Assets recovered during the investigation and not yet liquidated, are classified as assets held for sale in the accompanying consolidated balance sheets and are recorded at estimated fair value less estimated costs to sell. The recovered assets consisted of personal homes, condominiums and other real estate, automobiles, funds from bank accounts, jewelry, fine-arts and cash proceeds from the liquidation of personal retirement accounts. Some of the real estate recovered was acquired subject to existing debt, liens or mortgage notes. Such debt is reported as liabilities of assets held for sale in the accompanying consolidated balance sheets at September 30, 2006.

During fiscal year 2006, the Company recovered additional assets from the investigation with a total estimated fair value of approximately $1.4 million, excluding the gains on shares recovered, which was not subject to debt, liens or mortgage notes.

During fiscal year of 2006, the Company sold assets for a total of $10.5 million which were subject to related liabilities of $4.6 million. The Company did not recognize any additional gains or losses related to the sales of these assets since they were recorded at their fair value less estimated costs to sell.

Assets and liabilities related to assets held for sale consisted of the following:

(Dollars in thousands)	September 30,
	2006	2005
Assets held for sale at estimated fair value	$4,545	$10,180
Less: estimated costs to sell	(310)	(891)

Adjusted fair value of assets held for sale	4,235	9,289
Outstanding mortgage liabilities assumed	(2,099)	(4,627)

Net fair value of assets held for sale	$2,136	$4,662

Additionally, at September 30, 2005, the Company classified two recovered real estate properties for a total of $4.1 million in other assets and $2.3 million of related liabilities in other liabilities in its consolidated balance sheet. These properties were not available for sale because they required renovations. In fiscal year 2006, once the renovations were completed, the Company classified these two real estate properties as assets held for sale in its consolidated balance sheet. The Company does not have any other assets held for sale other than those recovered.

During the first fiscal quarter of 2007, the Company sold assets for a total of $3.7 million which were subject to related liabilities of $2.1 million. The Company did not recognize any additional gains or losses related to the sales of these assets since they were recorded at their fair value less estimated costs to sell. The Company intends to sell the remaining assets as soon as practicable.

5. Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Lives	September 30,
(Dollars in thousands)		2006	2005
Land	—	$2,056	$2,097
Building and building improvements	10 – 40 years	14,062	14,204
Furniture and equipment	3 – 7 years	43,735	40,201
Computer equipment	3 years	21,951	17,192
Vehicles	3 years	2,232	2,259
Leasehold improvements	10 years	12,105	10,366
Construction in process	—	2,353	465

		98,494	86,784
Less accumulated amortization and depreciation		(58,256)	(50,043)

Property and equipment at cost, net		$40,238	$36,741

The net book value of equipment recorded under capital leases was approximately $1.0 million and $833,000 at September 30, 2006 and 2005, respectively.

Depreciation and amortization expense relating to property and equipment amounted to $9.4 million, $8.4 million, and $8.4 million for the years ended September 30, 2006, 2005 and 2004, respectively. The Company’s purchases of property and equipment amounted to $11.4 million $10.3 million, and $9.6 million during fiscal years 2006, 2005 and 2004, respectively. Capital expenditures during fiscal 2006 and 2005 consisted of fixed asset purchases, such as survey equipment, computer equipment, furniture and leasehold improvements.

6. Acquisitions

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

On July 1, 2004, the Company acquired 100% of the stock of W. Koo and Associates Structural Engineers, Inc. (“WKA”) for $2.5 million, net of cash acquired of $678,000, comprised of $413,000 in cash, $250,000 in accrued earn-out provisions and 71,429 shares of the Company’s common stock valued at approximately $1.9 million. The value of the common stock issued was determined based on the estimated fair value of the common stock as of the date of the acquisition. The purchase agreement calls for an adjustment of the number of shares issued based on the valuation of the Company’s stock price at September 30, 2004 so that the total number of shares issued is valued at $1.9 million based on the September 30, 2004 stock value. The purchase agreement called for an additional purchase amount of $500,000, contingent upon the satisfaction of certain conditions, to be paid in two installments of $250,000 on July 1, 2005 and July 1, 2006. The purchase price has been allocated to the respective assets and liabilities based on their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $3.3 million, including approximately $850,000 of intangible assets and $913,000 of goodwill, none of which is deductible for tax purposes, and liabilities of $795,000. During 2005, we issued an additional 1,021 shares in connection with the purchase agreement adjustment and the Company recorded an additional $6,000 of goodwill in connection with the July 1, 2005 installment payment. During fiscal year 2006, the Company recorded approximately $272,000 of additional goodwill for performance earn-out payments and purchase price adjustments. The additional goodwill was comprised of earn-out payments of approximately $389,000, of which $250,000 was previously accrued and purchase price adjustments of $133,000. The weighted average amortization period for the identifiable intangible assets is 2.8 years. WKA specializes in infrastructure improvements for public, municipal, transit, port authorities and private sector projects with a primary focus on transportation structures in California.

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

7. Goodwill and Other Intangible Assets

The changes in the net carrying amounts of goodwill by segment are as follows:

	Year Ended September 30, 2006
	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
Goodwill, beginning of year	$3,650	$—	$2,641	$11,445	$17,736
Current year acquisitions:
EIP	—	—	—	3,684	3,684
Purchase price payments—prior year acquisitions	272	—	—	—	272

Goodwill, end of year	$3,922	$—	$2,641	$15,129	$21,692

	Year Ended September 30, 2005
	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
Goodwill, beginning of year	$3,634	$—	$2,187	$8,569	$14,390
Current year acquisitions:
Croslin	—	—	454	—	454
LWC	—	—	—	1,136	1,136
Purchase price payments—prior year acquisitions	16	—	—	1,740	1,756

Goodwill, end of year	$3,650	$—	$2,641	$11,445	$17,736

The Company’s intangible assets consisted of the following:

		September 30, 2006
(Dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization

Client list	10 years	$1,963	$877
Backlog	3 years	2,679	2,232
Website	7 years	200	110
Pension intangible asset	6 years	1,946	1,946
Employee agreements	3 years	67	12

		$6,855	$5,177

		September 30, 2005
(Dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization

Client list	10 years	$1,453	$607
Client name recognition	2 years	100	100
Backlog	3 years	1,799	1,269
Website	7 years	200	81
Pension intangible asset	6 years	1,946	1,621

		$5,498	$3,678

Amortization expense for intangible assets amounted to $1.6 million, $1.6 million, and $947,000 for the years ended September 30, 2006, 2005 and 2004, respectively. Estimated amortization expense is $794,000 for fiscal year 2007, $325,000 for fiscal year 2008, $221,000 for fiscal year 2009, and less than $ 150,000 for each of the four succeeding fiscal years.

8. Income Taxes

The provision for income taxes consisted of the following:

	Years Ended September 30,
(Dollars in thousands)	2006	2005	2004
Current
Federal provision (benefit)	$(1,824)	$16,845	$6,107
State provision (benefit)	(192)	1,808	447
Deferred
Federal provision (benefit)	4,797	(2,623)	6,691
State provision (benefit)	505	(289)	489

Total provision	$3,286	$15,741	$13,734

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consisted of the following:

	September 30,
(Dollars in thousands)	2006	2005
Deferred tax liabilities:
Accounts receivable	$(32,963)	$(26,110)
Unbilled fees	(22,482)	(25,655)
Fixed and intangible assets	(4,898)	(3,419)
Other	(1,025)	(690)

Gross deferred tax liabilities	(61,368)	(55,874)

Deferred tax assets:
Accounts payable and accrued expenses	24,088	24,404
Accrued vacation	4,709	3,932
Federal tax credit carry forwards	5,651	5,471
Deferred compensation	4,944	4,640
Other assets	5,532	5,494
Accrued reimbursement liability	10,903	13,451

Gross deferred tax asset	55,827	57,392
Valuation allowance	(4,177)	(4,269)

Net deferred tax asset	51,650	53,123

Net deferred tax liability	$(9,718)	$(2,751)

SFAS No. 109, “Accounting for Income Taxes”, requires a valuation allowance to reduce the deferred tax assets reported if it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2006 and 2005, the Company has recorded a valuation allowance against its deferred tax assets in the amount of $4.2 and $4.3 million, respectively.

For the past several years, the Company has generated research and development tax credits related to certain qualifying costs. The qualifying costs relate primarily to the Company’s project costs which management believes involved technical uncertainty. These research and development costs were incurred by the Company in the course of providing services generally under long-term client projects. Because the Company has been unable to utilize the entire amount of research and development tax credits it has generated each year, the consolidated balance sheets reflect a deferred tax asset of $5.7 million and $5.5 million as of September 30, 2006 and 2005, respectively, primarily, for the unused research and development tax credit carry forwards. The credits will expire beginning 2017 through 2022.

The deferred tax balances have been classified in the consolidated balance sheets as follows:

	September 30,
(Dollars in thousands)	2006	2005
Current assets	$39,700	$50,663
Current liabilities	(56,470)	(54,463)
Valuation allowance	(2,970)	(3,768)

Net current tax liabilities	(19,740)	(7,568)

Non-current assets	16,127	6,729
Non-current liabilities	(4,898)	(1,411)
Valuation allowance	(1,207)	(501)

Net non-current assets	10,022	4,817

Net deferred tax liabilities	$(9,718)	$(2,751)

The Company’s effective tax rate is based on income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Significant judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, it believes that certain positions, if challenged, will likely be resolved unfavorably to us. These reserves are adjusted in light of changing facts and circumstances, such as the progress of a tax audit or current developments in tax law. The Company’s annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome or the timing of resolution of any particular matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Resolution of the tax contingencies would be recognized as an increase or decrease to the Company’s tax rate in the period of resolution. The Company has recorded a tax contingency accrual of approximately $12.5 million and $13.5 million as of September 30, 2006 and 2005, respectively, related to research and development tax credits taken on the Company’s tax return. The tax accruals are presented in the consolidated balance sheets within accounts payable and accrued expenses.

A reconciliation of the income tax provision to taxes computed at the U.S. federal statutory rate is as follows:

	Years Ended September 30,
	2006	2005	2004
U.S. Statutory Rate	35.0%	35.0%	35.0%
Federal tax credits	(3.4)	(19.0)	(7.1)
State taxes net of federal benefit	5.2	3.9	2.8
Non-deductible expenses	14.5	2.0	2.5
Change in tax reserve	(11.9)	18.2	11.2
Change in valuation allowance	(1.0)	1.6	3.9
Change in statutory rate	—	0.8	—
Other	(.6)	0.3	0.5

Effective tax rate	37.8%	42.8%	48.8%

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

The following are the assumptions used in the measurement of the projected benefit obligation (“PBO”) and net periodic pension expense for the SIP:

	Years Ended September 30,
	2006	2005	2004
Discount rate	5.75%	5.50%	5.75%

The discount rate is used to calculate the PBO. The rate used reflects a rate of return on high-quality fixed income investments that matches the duration of expected benefit payments. The Company has typically used the Moody’s Aa Corporate Bond rate as of September 30th of each year as a benchmark for this assumption.

The Company uses a September 30 measurement date for its plans. The following table provides a summary of the Company’s annual costs.

	Years Ended September 30,
(Dollars in thousands)	2006	2005	2004
Service benefits earned during period	$740	$648	$432
Interest cost on projected benefit obligation	691	642	506
Amortization:
Prior service cost	325	325	325
Net loss from past experience	394	363	107

Net periodic pension cost	$2,150	$1,978	$1,370

In 2006, 2005 and 2004, the Company recognized amortization associated with the net cumulative unrecognized losses of the plan. The loss is amortized over the average remaining service period for active plan participants and is subject to the applicable corridor that is based on 10% of the PBO.

The reconciliations of the benefit obligation based on a September 30th measurement date are as follows:

(Dollars in thousands)	2006	2005
Change in benefit obligation:
Projected benefit obligation at beginning of year	$12,873	$11,497
Service cost earned during the year	740	648
Interest cost on projected benefit obligation	691	642
Loss from past experience	494	755
Benefits paid	(795)	(669)

Projected benefit obligation at end of year	$14,003	$12,873

Reconciliation of funded status:
Funded status	$(14,003)	$(12,873)
Unrecognized net actuarial loss	4,461	4,449
Unrecognized prior service cost	—	325

Net amount recognized	$(9,542)	$(8,099)

Amounts recognized in the consolidated balance sheet consists of:
Accrued benefit liability	$(13,127)	$(11,994)
Intangible asset	—	325
Accumulated other comprehensive income	3,585	3,570

Net amount recognized	$(9,542)	$(8,099)

The Company expects plan contributions to fund benefits paid. The following table summarizes the Company’s expected benefit payments to be paid for each of the following fiscal years:

Year Ended September 30,	Scheduled Benefit Payments
(Dollars in thousands)
2007	$933
2008	963
2009	973
2010	1,128
2011	1,269
2012 through 2016	8,660

10. Employee Benefit Plan and Special Programs

The Company maintains “The PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust”, which is a qualified contributory 401(k) plan, a profit-sharing plan and an unleveraged employee stock ownership plan (“ESOP”), collectively the “Plans”. The Plans qualify as a deferred salary arrangement under Sections 401(a) and 401(k) of the Internal Revenue Code. Under the 401(k) plan, participating employees may elect to defer a portion of their pretax earnings, up to the maximum allowed by the Internal Revenue Service. The Company offers a discretionary matching contribution of up to 100% of the employees’ first 3% pre-tax contribution. Employees are eligible to participate in the 401(k) plan on the first date of hire. Participants in the 401(k) plan are at all times 100% vested in the employees’ contribution amounts. All matching contributions made by the Company generally vest ratably over five years of continued service. Under the profit-sharing plan, the Company may make a discretionary contribution to eligible employees, which is included in the participants’ retirement account, and is allocated using a ratio of the individual participant’s compensation for the year to the total compensation of all eligible participants for the year. All discretionary contributions may be made in the form of cash, stock or a combination of both.

The Company’s matching contribution to the 401(k) plan was $3.6 million, $4.0 million, and $3.5 million for the years ended September 30, 2006, 2005 and 2004, respectively. In addition, the Company recorded an additional benefit expense of $2.7 million at each of the years ending September 30, 2005 and 2004, as discretionary contributions to the profit-sharing plan. There was no discretionary contribution to the profit sharing plan for the year ended September 30, 2006. The Company’s accrued matching and discretionary contributions are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets at September 30, 2006 and 2005.

The Company also maintains an additional incentive plan (“Incentive Plan”) for select employees. On an annual basis, the Company makes a discretionary cash award to fund the Incentive Plan within the Company’s limits of profitability and operating guidelines. Participation in the Incentive Plan is re-confirmed on an annual basis for all participants. The related Incentive Plan expenses for the years ended September 30, 2006, 2005 and 2004 of $10.4 million, $10.7 million, and $10.8 million, respectively, were included in general and administrative expenses in the accompanying consolidated statements of operations.

11. Restricted Stock

Restricted stock awards are offered throughout the year, including the KERP restricted stock, and are intended to provide long-term incentives to key employees. Awards of restricted stock are subject to transfer restrictions and risk of forfeiture until they are earned. Restricted stock shares become fully vested usually over a period of five years of continued employment and are subject to total forfeiture if the employee ceases to be employed prior to the restricted stock maturity date, except in certain limited circumstances described in the individual restricted stock award agreement. During the restriction period, holders have the rights of shareholders, including the right to vote, but cannot transfer ownership of their shares. Restricted stock is recorded at fair value on the date of issuance. Pursuant to Company guidelines, the Company may not issue restricted stock if, after issuing the shares, the total number of restricted shares outstanding would exceed ten percent of the total shares outstanding. There were 514,663 and 543,853 shares of restricted stock outstanding at September 30, 2006 and 2005. Unearned compensation is reflected as a component of stockholders’ equity and amounted to $3.2 million as of September 30 2006 and 2005.

The issuance of restricted stock gives rise to unearned compensation that is amortized over the vesting period. The total amount of compensation expense recognized under these agreements during fiscal 2006, 2005 and 2004 was $790,000 $806,000, and $549,000 respectively.

12. Long-Term Debt

The following table lists long-term debt including the respective current portions.

(Dollars in thousands)	September 30,
	2006	2005
Line of credit	$1,132	$—
Mortgage note payable due in monthly installments starting on April 16, 2001, with interest, collateralized by real property; unpaid principal due March 16, 2011. Interest at LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points (5.98% and 4.51% at September 30, 2006 and 2005, respectively).	7,421	7,833
Capital lease obligations	1,050	853

	9,603	8,686
Less current portion of long-term debt	1,644	408
Less current portion of capital lease obligations	274	341

Long-term debt and capital lease obligations	$7,685	$7,937

Scheduled maturities exclusive of capital leases are as follows:

Year Ending September 30,	Scheduled Maturities
(Dollars in thousands)
2007	$512
2008	512
2009	512
2010	512
2011	5,373

$7,421

The Company has a $58 million line of credit agreement, inclusive of $10 million in letters of credit, with Bank of America, N.A. (the “Bank”). The expiration date on the line of credit is June 30, 2008. The letters of credit reduce the maximum amount available for borrowing. As of September 30, 2006 and 2005, we had letters of credit totaling $4.3 million (including $2.2 million to guarantee insurance payments) and $3.4 million, respectively. In addition, in the second quarter of 2006, we issued a letter of credit which expired in November 2006, for $2.0 million to cover risk of insolvency for the FDOT. No amounts have been drawn on any of these letters of credit. As a result of the issuance of these letters of credit, the maximum amount available for borrowing under the line of credit was $52.6 million and $54.6 million as of September 30, 2006 and 2005, respectively.

The interest rate (5.82% and 4.36% at September 30, 2006 and 2005, respectively) ranges from LIBOR plus 50 basis points to Prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to Prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including minimum levels of net worth, a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The Company was in compliance with or obtained a waiver of default of the line of credit financial covenants as of September 30, 2006. The line of credit is collateralized by substantially all of the Company’s assets. We used cash flow from operating activities to repay amounts outstanding under our line of credit.

On March 19, 2001, the Company entered into a mortgage note with an original principal amount of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 5.98% and 4.51% for the fiscal years ended September 30, 2006 and 2005, respectively. The mortgage agreement contains clauses requiring the maintenance of various covenants and financial ratios. The Bank has provided us a waiver of default caused by our failure to deliver to the Bank audited financial statements for fiscal year 2006 and unaudited financial statements for the quarters ended December 31, 2006 and March 31, 2007, so long as the fiscal year 2006 financial statements are delivered to the Bank no later than May 31, 2007 and the quarterly statements are delivered no later than September 30, 2007. The bank has also provided us a waiver of the minimum net worth covenant for fiscal year 2006 and all periods in fiscal year 2007. The mortgage note is collateralized by the office building located in Maitland, Florida.

The Company’s capital leases consisted primarily of equipment. The interest rates used in computing the minimum lease payments range from 2.23% to 5.23%. The leases were capitalized using the lower of the present value of the minimum lease payments or the fair market value of the equipment at the inception of the lease.

13. Commitments and Contingencies

The Company is obligated under various non-cancelable leases for office facilities, furniture and equipment. Certain leases contain renewal options, escalation clauses and payment of certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties. As of September 30, 2006, the future minimum annual lease commitments are as follows:

Years Ending September 30,	Operating Leases	Capital Leases
(Dollars in thousands)
2007	$19,829	$575
2008	14,547	495
2009	11,743	345
2010	5,898	82
2011	3,187	8
Thereafter	622	—

	55,826	1,505
Less executory and other costs	369	198
Less amount representing interest	—	257

Present value of net minimum lease payments	$55,457	$1,050

Total rent expense included in general and administrative expenses was approximately $20.0 million, $16.6 million, and $14.6 million for fiscal years ended 2006, 2005 and 2004, respectively.

As of September 30, 2006, there were various legal proceedings pending against the Company, where plaintiffs allege damages resulting from the Company’s engineering services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract. The Company accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. As of September 30, 2006, the Company had an accrual of approximately $5.9 million for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable and can be reasonably estimated.

In July 1998, we entered into an agreement with West Frisco Development Corporation (“WFDC”) to provide various services, among which was a flood plain study to be used by WFDC, the City of Frisco and FEMA. In 2003, the City of Frisco retained the services of a third-party architecture and engineering firm in connection with the extension and widening of Teel Road which lies within the greater drainage basin included in the Company’s original flood plain study. This architecture and engineering firm’s assessment of the flood plain study determined that the Company used incorrect assumptions when calculating the size of the drainage culverts required for the increased development of the area’s transportation infrastructure. Based on this assessment, the Company has entered into negotiations with the City of Frisco to correct the drainage needs to support the Teel Road expansion project. As a result, the Company had recorded an estimated liability of $3.1 million to cover the costs associated with correcting the drainage needs of the Teel Road expansion project. Included in this estimate is the purchase of a parcel of land for $1.5 million, the remaining balance of $1.6 million is reflected in other liabilities in the accompanying consolidated balance sheets as of September 30, 2006.

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

In July 2006, we entered into a settlement agreement with the State of Texas Department of Transportation which resolves all claims that the State of Texas may have had against us for overpayments related to the restatement of overhead rates on billings on or before April 30, 2006 under contracts with that agency based on our payment of approximately $5.4 million and provides for the determination of the appropriate overhead rate for billings after April 30, 2006. In November 2006, we entered into a settlement agreement with the Florida Department of Transportation which resolves all claims that agency may have had against us for the overstatement of rates on billings through September 30, 2005 (and with respect to cost contracts through September 30, 2006) under our contracts with them based on our payment of approximately $12.5 million. This settlement agreement also provided for the determination of the appropriate overhead rate refund for fiscal year 2006 billings under fixed price contracts. The refund amount was finalized in March 2007 and totaled $425,000.

In January 2007, we reached a settlement agreement with the Department of Justice, Civil Division on behalf of it and all other federal agencies with which we have contracts to resolve all federal claims including claims under the Federal Civil False Claims Act, related to the overstatements of overhead rates on our contracts with federal agencies. The agreement requires approximately $6.5 million of reimbursement payments for all contract amounts through September 30, 2005, which was paid in January 2007.

The settlements described above, except for those settlements paid during fiscal year 2006, are included in the accrued reimbursement liability in the Company’s consolidated financial statements at September 30, 2006. We are in discussions with our remaining government clients to enter into settlement agreements in order to satisfy any refund obligations, which are in various stages of settlement.

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

14. Supplemental Cash Flow Information

(Dollars in thousands)	Years Ended September 30,
	2006	2005	2004
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,106	$689	$861

Cash paid for income taxes	$6,582	$4,697	$5,202

Acquisitions:
Fair market value of assets acquired	$4,731	$1,904	$2,846
Goodwill and intangibles recorded	5,141	1,693	4,834
Fair market value of liabilities assumed	(3,851)	(1,475)	(1,421)

Purchase Price	6,021	2,122	6,259
Less: stock issued	—	(1,214)	(1,875)
Less: escrow withheld	(200)	(130)	—
Less: accrued additional purchase price	(334)	—	(250)
Prior year purchase price adjustments	389	1,756	1,237
Deposits paid	—	(550)	550

Cash paid	$5,876	$1,984	$5,921

Non-cash investing and financing activities:
Prior year purchase price adjustments to goodwill	$468	$—	$678
Property and equipment financed under software agreement	$731	$—	$—
Property and equipment financed under capital leases	$662	$473	$368
Change in fair value of marketable securities available for sale	$23	$35	$62
Net change in subscription receivable for shares issued	$—	$347	$622
Payable to former shareholders for repurchase of stock	$2,133	$—	$—
Notes payable issued in exchange for shares	$1,335	$—	$—

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

In fiscal 2006, we derived approximately 25.0% of our engineering fees from various districts and departments of the FDOT (approximately 17.3% of total engineering fees) and the Texas Department of Transportation (“TxDOT”) (approximately 7.7% of total engineering fees) under numerous contracts. The majority of these revenues were earned by our Transportation Services segment.

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

Financial information relating to the Company’s operations by segment is as follows:

(Dollars in thousands)	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
Year Ended September 30, 2006
Engineering fees	$206,876	$89,199	$112,526	$128,641	$537,242
Net earned revenues	158,666	73,660	95,302	103,979	431,607
Operating income	7,078	3,119	(60)	318	10,455
Total assets (as of 9/30/06)	94,321	40,670	51,305	58,653	244,949
Depreciation and amortization	3,781	1,314	2,922	2,996	11,013
Purchases of property and equipment	4,033	1,873	2,652	2,858	11,416

Year Ended September 30, 2005
Engineering fees	$199,490	$87,314	$111,312	$113,821	511,937
Net earned revenues	150,021	67,679	79,866	92,385	389,951
Operating income	17,638	7,250	5,691	7,801	38,380
Total assets (as of 9/30/05)	98,061	42,920	54,716	55,950	251,647
Depreciation and amortization	3,630	1,191	2,454	2,705	9,980
Purchases of property and equipment	3,766	1,697	2,269	2,537	10,269

Year Ended September 30, 2004
Engineering fees	$179,743	$77,465	$81,841	$109,198	$448,247
Net earned revenues	135,111	58,278	69,917	88,569	351,875
Operating income	10,821	6,164	5,531	6,916	29,432
Depreciation and amortization	3,401	994	2,216	2,650	9,261
Purchases of property and equipment	3,612	1,504	2,038	2,482	9,636

16. Related Party Transactions

We lease office space in a building which houses our Marietta, Georgia operations from BCE Properties, which is owned and controlled by James Belk. Mr. Belk is a former owner of Welker & Associates, Inc., which was acquired in March 2003, and a Vice-President and Project Director of the Company. The lease was assumed in connection with our acquisition of Welker in March 2003. The rental cost of the space is $17,600 per month. On May 31, 2006, the lease expired and was not renewed. In June 2006, we moved our Marietta, Georgia operations to a new location.

We lease office space in a building which houses our Missoula, Montana operations from Cedar Enterprises, which is owned and controlled by Charlie K. Vandam. Mr. Vandam is a former owner of LWC and a Senior Program Manager of ours. The lease was assumed in connection with our acquisition of LWC in February 2005. The rental cost of the space is $9,500 per month.

We lease office space in a building which houses our Helena, Montana operations from Prickly Pear Enterprises, which is owned and controlled by Paul Callahan. Mr. Callahan is a former owner of LWC and a Vice-President and Senior Division Manager of the Company. The lease was assumed in connection with our acquisition of LWC in February 2005. The rental cost of the space is $1,800 per month.

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

Pursuant to the Company’s by-laws, the Company is permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006 the Company repurchased 46,000 shares and 3,400 shares, respectively, of the Company’s stock from Richard Wickett and Kathryn Wilson in the original principal amounts of $1.2 million and $92,000, respectively. The shares were repurchased for $27.00 per share which represents the September 30, 2004 share price. At September 30, 2006, the Company had an accrual of $49,400 for the difference between the purchase price and the September 30, 2005 share value of $28.00. The notes currently bear interest at the rate of 7.5% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance. The balances of the notes and the accrual for the stock price differential were approximately $1.4 million at September 30, 2006 and were included in other liabilities in the accompanying balance sheet.

On February 13, 2007, the Company repurchased an additional 46,607 shares of the Company’s stock from Richard Wickett in the original principal amount of $1.0 million. The additional shares were purchased for $22.40 per share which represents 80% of the September 30, 2005 share price, pending completion of the valuation of the Company’s stock as of September 30, 2006. In fiscal year 2007, the Company accrued for the difference between the purchase price and the September 30, 2006 share value. The 2007 note currently bears interest at the rate of 8.25% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance. The notes are subject to the Company’s right of set off, which permits the Company to set off all claims it may have against the payee against amounts due and owing under the notes.

17. Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts was as follows:

(Dollars in thousands)	Years Ended September 30,
	2006	2005	2004
Balance at beginning of year	$1,182	$1,080	$1,119
Additions charged to costs and expenses	633	486	217
Deductions	(16)	(384)	(256)

Balance at end of year	$1,799	$1,182	$1,080

18. Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)	Fiscal 2006				Fiscal 2005
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Operating Data:
Engineering fees	$136,098	$138,927	$133,751	$128,466	$136,601	$124,726	$122,993	$127,617
Net earned revenues	109,180	110,534	107,201	104,692	103,219	98,003	96,238	92,491
Operating income (loss)	(6,351)	6,906	2,401	7,499	6,788	17,309	6,581	7,702
Net income (loss)	(3,265)	4,136	1,006	3,528	4,218	9,223	3,489	4,145
Net income per common
Basic	$(0.51)	$0.64	$0.15	$0.50	$0.60	$1.30	$0.48	$0.56
Diluted	$(0.51)	$0.60	$0.14	$0.47	$0.56	$1.22	$0.45	$0.53

Note: Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

The Company experienced a net loss in the fourth quarter of fiscal year 2006 primarily due to the temporary stoppage in work and bidding for new jobs with the TxDOT during the latter half of the third quarter and beginning of the fourth quarter which resulted in an increase in indirect salaries, increases in investigation and related costs, and an increase in legal settlements and fees.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls	and Procedures

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Status of Remediation of Prior Year Material Weaknesses

We have implemented several changes to our internal control over financial reporting in response to the material weaknesses identified in our 2005 Form 10-K and those described above. To address the material weaknesses, we have implemented the following procedures:

•	We have emphasized certain controls and improved the controls designed to safeguard our cash assets and have implemented additional segregation of duties.

•	We have enhanced our expertise by hiring new accounting and finance personnel with substantial knowledge of financial accounting principles and procedures.

•	We have engaged consultants with significant expertise in the areas of income tax and governmental accounting to advise and provide support in these areas.

•	Controls have been enhanced to restrict access to software, operating systems and Company data along with a review of access privileges.

•	We have begun hiring additional internal audit professionals who will be responsible for performing the fraud risk assessment and monitoring the Company’s internal controls.

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2006, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

ITEM 9B. Other	Information

None.

PART III

ITEM 10. Directors	and Executive Officers of the Registrant

The following table sets forth certain information regarding the Company’s directors, executive officers, and certain key employees:

NAME	AGE	POSITION
John B. Zumwalt, III	56	Director, CEO and Chairman of the Board
Robert J. Paulsen	54	Director, Executive Vice President, Secretary and Vice Chairman of the Board
Todd J. Kenner	45	Director and President
John S. Shearer	55	Director and Senior Vice President
William D. Pruitt	66	Director, non-employee
Phillip E. Searcy	73	Director, non-employee
Frank A. Stasiowski	57	Director, non-employee
Donald J. Vrana	45	Senior Vice President, CFO and Treasurer
Clarence E. Anthony	47	Chief Marketing Officer
Max D. Crumit	46	National Service Director of Transportation
L. Dean Fox	56	National Business Sector Manager of Federal Strategic Programs
Cecilia R. Green	50	National Service Director – Environmental Sciences
Becky S. Schaffer	62	Corporate Counsel, Vice President and Assistant Secretary

John B. Zumwalt, III, 56, is a Director and the Chairman of the Board of Directors. He has been an officer and director of The PBSJ Corporation since 1995. He was Chief Operating Officer from 1998 to 2002, President and Chief Executive Officer from 2002 to 2005 and Chairman and Chief Executive Officer since January 2005.

Robert J. Paulsen, 54, is Vice-Chairman and Secretary of the Board of Directors, and serves as Chairman of the Board of Directors of the subsidiary company Post, Buckley, Schuh and Jernigan, Inc. (PBS&J) Prior to his appointment as Chairman, Mr. Paulsen served Chief Operating Officer of PBS&J and as PBS&J’s National Director of Transportation Services. He has been an officer of the Company since 1993 and a Director of the Corporation since 2000.

Todd J. Kenner, 45, was appointed President of the Company in January 2005 and Chief Operating Officer and President of PBS&J in January 2007. From October 1992 through January 1998, Mr. Kenner directed the firm’s subsidiary activities in the western region of the United States. From January 1998 through January 2005, he served as a Regional Director over the Company’s West Region business interests. Mr. Kenner served as the Chief Marketing Officer from January 2002 through October 2006.

John S. Shearer, 55, was elected Director of the Company in January 2001. He has also served as the National Director of Environmental Services since 1991 for PBS&J. Mr. Shearer worked for the Company from 1983 to 1987 returning in 1991.

William D. Pruitt, 66, has been a Board Member of the Company since July 2005, and has been the Chairman of the Company’s Audit Committee since 2003. Mr. Pruitt served as Chairman of the audit committee of KOS Pharmaceuticals, Inc., a fully integrated specialty pharmaceutical company, until it was acquired in 2006. He was also Chairman of the Audit Committee for Adjoined Consulting, Inc., which was a full-service management consulting firm, until it was merged into Kanbay International, a global consulting firm, in February 2006.

Phillip E. Searcy, 73, was appointed Director of the Company in July 2005, after previously serving on the Company’s Corporate Audit Committee. Mr. Searcy had previously been employed by the Company in

November 1972 until his retirement in 1996. He now serves as Chairman of the Company’s Compensation Committee and the Governance Committee.

Frank A. Stasiowski, FAIA, 57, has been a Director of the Company since July 2005. Mr. Stasiowski is also President, Chief Executive Officer and a founding owner of PSMJ Resources, Inc., a global publishing, education, consulting and trade show company. Mr. Stasiowski is a licensed architect with degrees from the Rhode Island School of Design and a Masters’ degree in Business Administration from Bryant University.

Donald J. Vrana, 45, is the Company’s Chief Financial Officer and Treasurer. He has been an officer and director of PBS&J since his hire on October 31, 2005. From 1996 to 2005, he was employed at SITEL Corporation in various positions, most recently as Chief Accounting Officer, Controller and Treasurer.

Clarence E. Anthony, 47, joined PBS&J as Director of Government Relations and Board member in August 2004. From August 2004 through September 2006, Mr. Anthony directed the firm’s national business development organization. He was appointed Chief Marketing Officer in October 2006. Prior to joining PBS&J, Mr. Anthony was president of his own firm and provided consulting services to PBS&J involving intergovernmental coordination, community outreach, and environmental justice.

Max D. Crumit, 46, has been a PBS&J Director since 2003 and was named Executive Vice President and National Service Director for the Transportation Service in 2002. Mr. Crumit joined the company in 1990 as a senior project manager in the firm’s general consulting contract with Florida’s Turnpike and served as Program Director for this program from 1997 to 2002.

L. Dean Fox, 56 joined PBS&J in October 2006 as a Senior Vice President, a Director of PBS&J Constructors and the National Business Sector Manager of Federal Strategic Programs. He became a Director of PBS&J in January 2007. Mr. Fox joined the company following his retirement from the US Air Force after 34 years of military service to our country. He served at numerous levels in the Air Force and in a number of headquarters and command assignments.

Cecilia R. Green, 50, joined the Board of Directors of PBS&J in 2006. She has been an officer of PBS&J since 1997, when she joined the Company through the acquisition of Espey, Huston & Associates, Inc. From October 1997 through September 2006, Ms. Green directed the firm’s Central Sciences division. In October 2006, she became the National Business Sector Manager for the National Sciences and became National Service Director—Environmental Sciences in January 2007.

Becky S. Schaffer, 62, has served as Corporate Counsel, handling all legal matters for the Company and serving as Senior Vice President for PBS&J since 1994. Mrs. Schaffer also serves as Assistant Secretary for the Company.

Committees of the Board of Directors

The Board has standing Audit, Governance and Compensation Committees and a Nominating Sub-Committee of the Governance Committee.

The Audit Committee currently is comprised of three non-management directors, Mr. William Pruitt (Chairman), Mr. Phillip Searcy, and Mr. Frank Stasiowski. The primary responsibilities of the Audit Committee include the following:

•	Monitoring the overall corporate “tone” for quality financial reporting, sound business risk practices and ethical behavior;

•	The appointment, compensation, retention and oversight of the work of the independent registered public accountants;

•	Pre-approving all audit and non-audit services provided by the independent registered public accountants;

•

Reviewing and discussing the annual audited financial statements and quarterly unaudited financial statements, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, with management and the independent registered public accounts prior to filing of the Company’s Annual Report on Form 10-K or Quarterly Report on Form 10-Q;

•	Reviewing with senior management the Company’s overall anti-fraud programs and controls;

•

Reviewing the Company’s compliance and ethics programs, including consideration of legal and regulatory requirements, including receiving reports from the Chief Ethics and Compliance Officer, and review with management its periodic evaluation of the effectiveness of such programs;

•

Discussing the Company’s policies with respect to risk assessment and risk management, including the risk of fraud and discuss the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposure; and

•	Serving as a direct line of reporting for the Company’s Internal Audit function.

The Governance Committee currently is comprised of two directors, Mr. Phillip Searcy (Chairman) and Mr. Todd Kenner, along with five senior employee members. The committee did not meet during fiscal year 2006. The primary responsibilities of the Governance Committee include the following:

•	Recommending to the Board all manner of governance principles, policies and practices required to effectively govern the Company;

•

Reviewing established principles, policies and practices on an annual basis and make recommendations to the Board of Directors for appropriate governance changes to keep pace with the Company’s strategic plan(s) and mission;

•	Monitoring compliance with established tenets and guidelines, and periodically review and recommend appropriate revisions;

•	Establishing and recommending qualifications, skills, and other desired background and selection criteria for members of the Board of Directors; and

•	Identifying, reviewing, and recommending candidates for the Board.

The Compensation Committee currently is comprised of three non-management directors, Mr. Searcy (Chairman), Mr. Pruitt and Mr. Stasiowski. The committee met once during fiscal 2006. The primary responsibilities of the Compensation Committee include the following:

•

Discharging the Board’s fiduciary responsibilities relating to compensation of the Company’s executives and overseeing and advising the Board on the adoption of policies that govern the Company’s executive compensation and benefit programs;

•	Reviewing and assessing the reasonableness, appropriateness and competitive position of the Company’s executive compensation;

•	Annually issuing a report on executive compensation for inclusion in the Company’s proxy statement; and

•

Commencing in fiscal year 2007, the Compensation Committee also began to review with management our Compensation Discussion and Analysis and to consider whether to recommend that it be included in our proxy statements and other filings.

Nominating Sub-Committee of the Governance Committee currently is comprised of three Board members, Mr. Stasiowski, Mr. Zumwalt and Mr. Paulsen, along with three shareholders. The committee did not meet in fiscal year 2006. The primary responsibilities of the Nominating Sub-Committee include the following:

•	Develop a list of not more than three suggested names of potential new executive directors for any open position assigned by the Governance Committee to be filled;

•

Compare the qualifications of each candidate against approved qualifications for an internal executive director for the particular board for which the nomination is being made to assure that each candidate meets all qualifications;

•	Substantiate with written documentation the qualifications and background of each candidate put forth; and

•	Develop and periodically review and recommend to the Governance Committee appropriate revisions to the nominating process.

Compensation Committee Interlocks and Insider Participation

During fiscal 2006, Messrs. Searcy, Pruitt and Stasiowski served on our Compensation Committee. Mr. Searcy was appointed Director of the Company in July 2005, and had previously been employed by the Company in November 1972 until his retirement in 1996. Throughout his career with the Company, Mr. Searcy served in several key positions including Director of Environmental Services, Chief Operating Officer, Corporate Secretary, and Chairman of the Board. During fiscal 2006, none of our executive officers served on the compensation committee of any other entity, any of whose respective directors or executive officers served either on our Board of Directors or on our Compensation Committee.

Performance Graph

The following graph shows a comparison of the five-year cumulative total shareholder return for our common stock with the S&P 500 Index and a weighted peer group index. The peer group index consists of other engineering firms the Company uses to benchmark its performance, specifically, CH2M Hill Companies LTD, URS Corporation, Michael Baker Corporation, Tetra Tech Inc., Jacobs Engineering Group, Inc., and TRC Companies, Inc. The graph assumes a $100 investment on September 30, 2002 in our common stock, the S&P 500 Index and the peer group index.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s Common Stock, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of Common Stock. Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file for review. Based on this review, we believe that during the 2006 fiscal year, there was no failure by any such person to timely file a report under Section 16(a) of the Exchange Act.

Code of Conduct

On August 14, 2006, the Board of Directors approved and adopted The PBSJ Corporation Code of Conduct, Building for the Future: Our Values, Principles, and Standards, as a statement of the Company’s core business ethics and compliance standards and values. These standards contain the Company’s core expectations as to the manner in which employees will conduct business on behalf of The PBSJ Corporation and its subsidiaries. All of our employees are required to abide by our standards of business ethics and conduct to ensure that the Company operates in a consistent legal and ethical manner. The full text of our Code of Conduct is available on our internal website. If we amend or seek a waiver of our Code of Conduct, then we would post such amendment or waiver on our internal website, as required by applicable rules.

Our employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Conduct. The Audit Committee has established procedures to receive, retain and address complaints regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of related concerns.

ITEM 11.	Executive Compensation

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION FOR FISCAL YEAR 2006

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Respectfully Submitted,

THE COMPENSATION COMMITTEE

Phillip E. Searcy, Chairman

William D. Pruitt

Frank A. Stasiowski

EXECUTIVE COMPENSATION

COMPENSATION DISCLOSURE AND ANALYSIS

General Statement of Compensation Philosophy

The PBSJ Corporation adheres to a compensation philosophy wherein compensation is contingent upon an individual’s successful performance of primary duties and responsibilities within the context of his/her job; employees are expected to demonstrate the highest degree of personal integrity and ethics, and to exhibit the highest levels of professional competence in the execution of those duties and responsibilities.

With respect to executive compensation, the Company has adopted a philosophy whereby an individual’s annual salary is competitive but on the conservative side as compared to industry peers, with performance-based incentives of as much as 100% of an executive’s annual salary.

Components of Executive Compensation

Compensation of the Company’s Named Executives can include the following:

Base Salary: Salary is typically the largest component of executive compensation. Efforts are made to ensure that our executives are paid competitively based on industry benchmarks by way of our executive compensation process. Annually, salaries for the named executive officers are reviewed and may be adjusted by the Compensation Committee, a three-member committee composed of non-management Directors of the firm.

Annual Bonus Plan: Executive Bonuses are determined by the Compensation Committee in November and December of each year. Bonuses are based on a review of executive and firm performance over the fiscal year ended the preceding September 30.

Key Employee Supplemental Option Plan (KESOP): The KESOP is a non-qualified deferred compensation program for the benefit of executives and key management positions and is divided into two levels:

1. Tier 1 (KERP), wherein the Company awards restricted stock in the amount of 5% of an executive’s or senior manager’s salary annually.

2. Tier 2 (KESIP), wherein the Company funds a 10-year to 15-year annuity at an annual rate between $15,000 and $100,000 as defined by the employee’s position in the Company. Most of our named executive officers participate in this Tier 2.

PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust: This Plan is an Employee Stock Ownership Plan with a 401(k) feature. The company funds the 401(k) at its discretion, typically matching 50% of employee contributions up to a maximum of 3% of an employee’s salary. The employer contributions are vested on a five-year vesting schedule in which an employee vests 20% of employer contributions for each year of service up until full vesting at five years of service. In addition, the Company may make additional annual contributions contingent upon the financial performance of the Company. Executives receive no additional benefits above and beyond other fulltime employees.

Restricted Stock: In some instances, the Company may award an individual employee with a defined amount of restricted stock, typically as a retention tool or as a signing bonus upon employment. The Company’s board has reserved shares of common stock for this purpose and as of September 30, 2006, 122,450 shares of common stock were reserved for issuance as restricted stock. This stock is awarded at the current stock value but does not vest until the defined terms of the restriction are met.

Benefits: PBSJ Corporation provides all of its fulltime employees with health benefits. Executives benefit at the same levels and rates as all fulltime employees; the amount of company benefit is defined annually.

PTO Cash-in: The Company administers a “PTO Cash-In” Program, wherein employees have the opportunity to “sell” unused PTO (Paid Time Off) back to the company at their current hourly rate (as defined by annual salary/2080 for exempt employees). This benefit is available for a two-week period in November of each year and is subject to a maximum number of hours to be cashed in and a minimum number of hours to be carried over to the following year.

Car Allowance: Executives and key management are typically provided a car allowance, which may be used toward the cost of car ownership, including leases/loans, insurance, and maintenance. In some instances, certain executives are allowed usage of a company leased vehicle in lieu of receiving a car allowance.

Club Fees and Dues: In some instances, the Company may fund club fees or membership dues for clubs for the personal, business and/or private use of an executive.

Frequency of Compensation Review

Executive compensation is reviewed annually in the months of November and December by the Compensation Committee. The review includes a thorough analysis of total compensation and all of its individual components, as well as a comparative analysis of executive compensation compared to industry peers and executives from comparable industries. During this review, the Committee also reviews performance evaluations for the executives and take individual contributions into account in the determination of bonus and salary.

Any recommended or proposed off-calendar adjustments to an executive’s compensation by the Board must be reviewed and approved in advance by the Compensation Committee.

Delegation of Limited Authority to the CEO and President for Equity Awards under the Restricted Stock Guidelines

The Board has delegated to the Compensation Committee the authority and responsibility for approving all awards of equity to our executives and other participants under the Restricted Stock Guidelines. The Compensation Committee in turn has chosen to delegate limited authority to our CEO and President to grant equity awards under the Restricted Stock Guidelines to eligible participants other than Named Executives. The purpose of this delegation is to facilitate the timely grant of restricted stock awards to non-Named Executives, particularly new employees and promoted employees, in interim periods between scheduled meetings of the Compensation Committee.

Total Compensation Review for 2006

The Committee reviewed a thorough analysis of industry benchmarks for executive compensation in peer firms within the industry and comparable companies outside industry. Specifically, this analysis utilized information from the following sources: PSMJ Executive Management Survey; Dietrich Consulting Executive Survey; Comp Analyst (a product of ancestry.com), and Salaryexpert.com. This analysis focused primarily on total cash compensation (salary and bonus) due to the limited availability of information, but the review of the Named Executives extended to a review of total compensation, including total cash compensation, as well as all other forms of short-term and long-term compensation including restricted stock grants, health benefits, auto-allowance, PTO Cash-in, and club dues.

The Committee also reviewed the FY2006 Performance Reviews for the Named Executives. Each of them were reviewed against a series of set goals within the firm’s proprietary “Integrated Performance Management” application. The Committee was furnished the Performance Appraisals conducted by the executives and relied on them heavily when making their recommendations, recognizing that financial metrics alone were insufficient measures of performance based on the increased demands on the leadership from the prior year.

Base Salary

The salary review process for executives mirrors that of the company staff as a whole. Generally, executive salaries rise modestly and typically within the benchmarked range prescribed by the salary increase budget. With regard to executive compensation, The PBSJ Corporation has established a tradition of pay-for-performance, where executive salaries remain relatively conservative (when compared with industry peers) with a large portion of total compensation based on an annual bonus that is directly tied to the financial performance of the firm and the service-organization unit(s).

Based on the review of performance and the analyses of industry benchmarks for executive compensation, the Committee increased the base salaries of the Named Executives effective as of January 1, 2007 as shown in the following table. The Committee observed that the Chairman and President were compensated below industry peers, while the COO and National Service Director were both compensated above the industry benchmarks. However, these Named Executive’s salaries were reduced, primarily, as a result of changes in their responsibilities. The Committee’s decision was aimed at better aligning executive salaries with performance and industry norms for comparable positions.

Name	Title	Prior Base Salary	Revised Base Salary as of January 1, 2007
John B. Zumwalt III	Chairman of the Board and Chief Executive Officer	$300,000	$325,000
Donald J. Vrana	Chief Financial Officer	$250,000	$265,000
Todd J. Kenner	President and Chief Marketing Officer	$280,000	$300,000
Robert J. Paulsen	Chief Operating Officer	$270,000	$250,000
John S. Shearer	National Service Director	$225,000	$200,000

Annual Bonus Plan

Acknowledging the company’s failure to meet budgeted targets, the Committee chose to consider the extraordinary efforts put forth by the Board and Chief Financial Officer in confronting the continued challenges of the embezzlement investigation which included critical negotiations with key clients to reach favorable resolution with respect to the repayment of overcharges that resulted from the inflated overhead multiplier. To this end, the Committee chose to awarded bonuses to recognize their efforts in moving the investigation toward completion.

Severance and Change in Control Provisions

We have entered into an agreement with one of our Named Executives that contains severance and change-in-control provisions, the terms of which are described below in the section entitled “Potential Payment Upon Termination or Change-in-Control.” In this instance, we believe severance is appropriate in order to allow us to attract and retain the services of this executive.

Perquisites and Other Employee Benefits

We generally provide few and modest perquisites to our Named Executives, all of which are intended to minimize distractions, improve job efficiency and allow the Named Executives to concentrate on our business. An item is not a perk if it is integrally and directly related to the performance of the executive’s duties. The perquisites awarded to Named Executives have been quantified in the “Summary Compensation” table and are identified in the footnotes to the table.

All of our Named Executives are eligible to receive standard benefits such as medical, dental, vision, disability and life insurance and participation in our 401(k) plan and employee stock ownership plan. These benefits are available to all of our salaried employees and do not discriminate in favor of Named Executives.

SUMMARY OF COMPENSATION

The following table sets forth information regarding salary, bonus, equity awards and other benefits paid for services rendered to The PBSJ Corporation by our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers (collectively the “Named Executives”) for the fiscal year ended September 30, 2006.

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus ($)			Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($) (4)		Total ($)
John B. Zumwalt III Chairman of the Board; Chief Executive Officer	2006	$295,000		$200,000	(1)	$25,200	$0	$0	$32,785	$35,145	(6)	$588,130
Donald J. Vrana Senior Vice President and Chief Financial Officer	2006	$229,167	$ $	150,000 50,000	(1) (5)	$56,513	$0	$0	$0	$53,616	(7)	$539,296
Todd J. Kenner President and Chief Marketing Officer	2006	$272,500		$175,000	(1)	$10,051	$0	$0	$41,835	$175,142	(8)	$674,528
Robert J. Paulsen Senior Executive Vice President and Chief Operating Officer	2006	$270,000		$120,000	(1)	$3,559	$0	$0	$30,662	$29,989	(9)	$454,210
John S. Shearer Executive Vice President; and National Service Director	2006	$225,000		$95,000	(1)	$61,983	$0	$0	$0	$29,039	(10)	$411,022

(1)	Reflects cash awards to the Named Executives under our 2006 Bonus Plan, which is discussed in further detail under the heading, “Executive Compensation—Compensation Discussion and Analysis—Annual Bonus Plan.”
(2)	Represents the dollar amount recognized for financial reporting purposes with respect to our 2006 fiscal year for the fair value of restricted stocks awarded in 2006 as well as prior fiscal years, in accordance with SFAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, refer to our note entitled “Stockholder’s Equity” in our Form 10-K for the respective fiscal years. See the “Grants of Plan-Based Awards In Fiscal Year 2006” table for further information on all restricted stock awards issued in 2006. These amounts reflect our accounting expense for restricted stock awards, and do not correspond to the actual values that may be realized by the Named Executives.
(3)	Represents the annual change in the pension value in 2006. For additional information on the valuation assumptions used to calculate the pension value, refer to the table entitled “Pension Benefits” as well as our note entitled “Retirement Plans” in our Form 10-K for our fiscal year ended September 30, 2006.
(4)	Calculated based on the aggregate incremental cost to PBSJ to provide these benefits.
(5)	Hiring bonus paid pursuant to the Offer of Employment made to Mr. Vrana by the Company dated October 3, 2005.
(6)	Consists of $8,835 for leased automobile expense, paid time-off cash-in $11,538, membership dues $6,677, health and welfare benefits expense $5,095, and a 401(k) defined contribution plan match of $3,000.
(7)	Consists of $5,459 for leased automobile expense, paid time-off cash-in $9,615, health and welfare benefits expense $4,674, a 401(k) defined contribution match of $6,600, temporary living expenses of $17,329 and related income tax gross-up of $9,939.
(8)	Consists of $8,157 for leased automobile expense, paid time-off cash-in $10,769, health and welfare benefits expense $5,311, a 401(k) defined contribution plan match of $6,600, relocation expenses of $98,830 and related income tax gross-up of $45,475.
(9)	Consists of $7,910 for leased automobile expense, paid time-off cash-in $10,384, health and welfare benefits expense $5,095, and a 401(k) defined contribution plan match of $6,600.
(10)	Consists of $7,033 for leased automobile expense, paid time-off cash-in $8,654, membership dues $1,657, health and welfare benefits expense $5,095, and a 401(k) defined contribution plan match of $6,600.

The following table sets forth information regarding non-equity and equity awards granted to the Named Executives in fiscal year 2006.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2006

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock (#) (1)	Grant Date Fair Value of Stock Awards (2)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
John B. Zumwalt III		$0	$0	$0	—	—	—
								—	—
Donald J. Vrana		$0	$0	$0	—	—	—
	10/31/05							5,000	$135,000
Todd J. Kenner		$0			—	—	—
								—	—
Robert J. Paulsen		$0	$0	$0	—	—	—
								—	—
John S. Shearer		$0	$0	$0	—	—	—	—	—

(1)	The restricted stock award granted on October 31, 2005 will vest over the following periods: 2,000 shares on October 31, 2007 and 1,000 shares on each of October 31, 2008, October 31, 2009, and October 31, 2010.
(2)	Represents the full grant date fair value based on the 9/30/04 stock valuation, which was the current valuation at the time of employment.

The following table sets forth information regarding the outstanding equity awards held by our Named Executives in fiscal year 2006.

OUTSTANDING EQUITY AWARDS AS OF THE END OF FISCAL YEAR 2006

	Option Awards				Stock Awards
Named	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
John B. Zumwalt III	—	—	—	—	30,000	(2)	$730,200	—	—
Donald J. Vrana	—	—	—	—	5,000	(3)	$121,700	—	—
Todd J. Kenner	—	—	—	—	19,080	(4)	$464,407	—	—
Robert J. Paulsen	—	—	—	—	13,080	(5)	$318,367	—	—
John S. Shearer	—	—	—	—	92,130	(6)	$2,242,444	—	—

(1)	The market value of the stock awards is based on the independently appraised value of our common stock as of September 30, 2006, which was $24.34
(2)	Mr. Zumwalt’s restricted stock awards will vest on the later of March 1, 2008 or the start date of the 2008 stock window.
(3)	Mr. Vrana’s restricted stock awards will vest as follows: 2,000 shares on October 31, 2007 and 1,000 shares on October 31, 2008, 2009 and 2010.
(4)	Mr. Kenner’s restricted stock awards will vest as follows: 12,500 shares on October 31, 2015 and 6,580 shares on August 15, 2017.
(5)	Mr. Paulsen’s restricted stock awards will vest on July 26, 2008.
(6)	Mr. Shearer’s restricted stock awards will vest on July 8, 2007.

None of our Named Executives exercised stock options or had restricted stock awards vest during fiscal year 2006.

The following table sets forth information regarding the non-qualified defined benefit pension plan for our Named Executives in fiscal year 2006.

Pension Benefits

Name	Plan Name	Number of Years Credited Service (#) (1)	Present Value of Accumulated Benefit ($) (2)		Payments During Last Fiscal Year ($)
John B. Zumwalt III	Supplemental Income Program	> 10 years	$656,431	(3)	$0
Donald J. Vrana	—	—	—		—
Todd J. Kenner	Supplemental Income Program	> 10 years	$271,158	(4)	$0
Robert J. Paulsen	Supplemental Income Program	> 10 years	$612,123	(5)	$0
John S. Shearer	—	—	—		—

(1)	The Supplemental Income Program is equal to a fixed benefit amount, for a specific number of years, with eligibility based on the number of years of service in the plan and the attainment of age 56 and is not totally based on years of credited services.
(2)	The present value of the accumulated benefit is based on the following assumptions: (i) a benefit commencement date equal to the later of age 60 or 10 years of service in the plan; (ii) 3% per year cost of living increases; (iii) a discount rate of 5.75%; and monthly installments for the duration of the benefit. Additional SIP information is disclosed in “Note 9. Retirement Plans”.
(3)	Mr. Zumwalt is fully vested in the SIP and upon retirement will receive an annual benefit of $75,000, adjusted for an annual 3% cost of living increase after benefits commence, for 15 years.

(4)	Upon retirement, Mr. Kenner will receive an annual benefit of $40,000, adjusted for an annual 3% cost of living increase until benefits commence, for 10 years.
(5)	Upon retirement, Mr. Paulsen will receive an annual benefit of $75,000 increased by $2,788 annually after age 56, until retirement or age 65, whichever comes first, increased by 3% cost of living increase after benefits commence, for 15 years.

Non-qualified Defined Benefit Pension Plan

The Company maintains a two tiered noncontributory, unfunded, nonqualified defined benefit pension plan. The Key Employee Supplemental Option Plan (“KESOP”) is a two tiered plan that provides key officers and employees postretirement benefits. Tier one of the KESOP, known as the Key Employee Retention Program (“KERP”), provides an annual restricted stock award equal to five percent of the participant’s annual gross salary for a period of up to ten years. Benefits under the KERP vest at age 56 and after ten years of participation in the Plan and continuous service with the Company. Tier two of the KESOP, known as the Supplemental Income Program (“SIP”), is an unfunded plan that provides participants with retirement income for a specified period of between 10 and 15 years upon retirement, death, or disability. Participants in the SIP must also reach age 56, have ten years of participation in the Plan and had been continuously employed by the Company. The plan fixes a minimum level for retirement benefits to be paid to participants based on the participants’ position at the Company and their age and service at retirement. Mr. Zumwalt’s agreement includes an annual retainer for consulting services for a period of up to five years after retirement.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

We have an agreement with Donald J. Vrana, our Senior Vice President and Chief Financial Officer that will require us to provide a payment to him in the event of his termination of employment by the Company without cause or a change in control of the Company. In order to illustrate the amount of this potential payment, the below table assumes that a triggering event with respect to the Named Executives occurred on September 30, 2006.

Donald J. Vrana, Senior Vice-President and Chief Financial Officer

	Voluntary Termination	Involuntary Not For Cause Termination	Termination After a Change-in-Control
Payment Upon Termination (1)
Cash Severance	$0	$135,416	$135,416
Total:	$0	$135,416	$135,416

(1)	For purposes of this analysis, we assumed a base salary equal to $250,000. We are obligated to make a payment to Mr. Vrana in connection with the termination of his employment pursuant to the Offer of Employment, dated October 3, 2005. Mr. Vrana’s Offer of Employment provides for a lump sum severance payment equal to base salary if his employment is terminated without cause or if a change of control occurs within the first 24 months. However, if there is less than 6 months remaining in the two year period, the severance amount would be six months base salary. After the two year period, we are obligated to pay a lump sum payment equal to six months of Mr. Vrana’s current base salary if we terminate his employment without cause or for reasons related to a change in control.

COMPENSATION OF NON-MANAGEMENT DIRECTORS

The following table sets forth information regarding non-management directors’ compensation in fiscal year 2006.

NON-MANAGEMENT DIRECTOR COMPENSATION FOR FISCAL YEAR 2006

Non-Management Director	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
William D. Pruitt	$115,250	$0	$0	$0	$115,250
Phillip E. Searcy	$115,000	$0	$0	$0	$115,000
Frank A. Stasiowski	$111,750	$0	$0	$0	$111,750

(1)	This column reports the amount of cash compensation earned in fiscal year 2006 for Board and Committee services.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of our common stock as of April 30, 2007 by: (1) each director; (2) each of the executive officers listed on the “Summary Compensation” table (the “Named Executives”); (3) all of our executive officers and directors as a group; and (4) all those known by us to be beneficial owners of more than five percent of our common stock. The applicable address for each of our directors and executive officers is c/o The PBSJ Corporation, 5300 West Cypress Street, Suite 200, Tampa, FL 33607.

Beneficial Owner	Common Stock Beneficially Owned (1)
	Number	Percentage
The PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust	3,101,092	46.52%
Todd J. Kenner (2)	109,683	1.65%
Robert J. Paulsen (3)	136,407	2.05%
William D. Pruitt (4)	—	—
Phillip E. Searcy (4)	—	—
John S. Shearer (5)	187,222	2.81%
Frank A. Stasiowski (4)	—	—
John B. Zumwalt III (6)	185,301	2.78%
Donald J. Vrana (7)	5,000	*
All executive officers and directors as a group (13 persons) (8)	707,917	10.62%

*	Less than one percent.
(1)	As of May 11, 2007, there were 6,666,161 shares of our common stock outstanding.
(2)	Includes 13,808 shares owned via The PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust and 19,080 shares of non-vested restricted stock.
(3)	Includes 26,707 shares owned via The PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust and 13,080 shares of non-vested restricted stock.
(4)	Messrs. Pruitt, Searcy and Stasiowski are non-management members of The PBSJ Corporation Board and in accordance with our bylaws are not eligible to own stock.
(5)	Includes 21,932 shares owned via The PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust and 92,130 shares of non-vested restricted stock.

(6)	Includes 95,068 shares owned via The PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust and 30,000 shares of non-vested restricted stock.
(7)	Includes 5,000 shares non-vested restricted stock.
(8)	Includes 174,121 shares owned via The PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust and 176,422 shares of non-vested restricted stock.

The following table contains certain information about our equity compensation plans, which consist of a Restricted Stock Award Plan approved by the Board of Directors as of December 8, 2005. The number of shares of restricted stock available to be issued equals 2% of our common stock outstanding as of September 30, 2005.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (in thousands) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column(a)) (in thousands) (c)
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	0	0	122,450
Total	0	$0	122,450

ITEM 13.	Certain Relationships and Related Transactions

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

Throughout fiscal year 2006, we purchased $21,652 of products and services from PSMJ Resources, Inc. Frank A. Stasiowski, PSMJ Resources Inc.’s President and Chief Executive Officer joined our Board of Directors in July 2005. Our Audit Committee did not review the PSMJ Resources, Inc. purchases since the overall amount was deemed immaterial.

Throughout fiscal year 2006, Mr. Phillip Searcy received payments from the Company totaling $120,907 in accordance with his Supplemental Income Plan which originated when Mr. Searcy was employed with the Company. Mr. Searcy left full-time employment with the Company in 1992 and joined our Board of Directors in July 2005.

On August 14, 2006, the Board of Directors approved and adopted The PBSJ Corporation Code of Conduct, Building for the Future: Our Values, Principles, and Standards, as a statement of the Company’s core business ethics and compliance standards and values. These standards contain the Company’s core expectations as to the manner in which directors, officers, and employees will conduct business on behalf of PBSJ and its subsidiaries. All of our directors, officers, and employees are required to abide by our standards of business ethics and conduct to ensure that the Company operates in a consistent legal and ethical manner. The full text of our Code of Conduct is available on our internal website. If we amend our Code of Conduct, then we would post such amendment on our internal website, as required by applicable rules. If the board grants any waiver of any ethics policy for any director or executive officer, such waiver shall be promptly posted on our internal website.

Our employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Conduct. The Audit Committee has established procedures to receive, retain and address complaints regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of related concerns.

Our bylaws require us to have at least five Board Members, the majority of which are shareholders of the Company and full time employees of the Company or its affiliates (as defined in the bylaws). The Board has developed a policy requiring at least seven Board Members, three of which are non-management directors. Messrs. Pruitt, Searcy and Stasiowski are the non-management directors and the Board has determined that each is “independent” as such term is defined in the corporate governance guidelines of the NYSE. In making this determination, the Board considered the transactions between the Company and PSMJ, of which Mr. Stasiowski is a principal and the fact that Mr. Searcy is a former executive with the Company and continues to receive supplemental income payments from the Company. The Board determined that neither of these relationships impaired their independence.

ITEM 14. Principal	Accountant Fees and Services

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of our financial statements for the fiscal years ended September 30, 2005 and September 30, 2004, and fees for other services rendered by Deloitte & Touche LLP during these periods.

	Fiscal Year 2006	Fiscal Year 2005
Audit Fees	$2,980,246	$213,650
Audit-Related Fees	1,269,666	4,500
Tax Fees	—	—
All Other Fees	178,305	284,161

Totals	$4,428,217	$502,311

Audit Fees. Audit services fees include fees for services rendered in connection with the annual audit of our consolidated financial statements. This category also includes fees during fiscal year 2006 for audits provided in connection with the audit for the year ended September 30, 2005 and the restatement of our fiscal year 2004 financial statements.

Audit-Related Fees. Audit-related fees primarily include fees associated with forensic services related to the investigation of the misappropriation required in connection with the fiscal 2005 audit and fiscal 2004 restatement of our financial statement.

Tax Fees. The Company did not incur fees with the principal accountant for tax or tax consultation services.

All Other Fees. All other fees primarily include fees to Deloitte Consulting LLP associated with performing benefits consulting for the Company’s health and welfare plans. Deloitte Consulting LLP does not set rates or provide actuarial calculations to the Company.

Audit Committee Policies and Procedures for Pre-approval of Audit and Non-Audit Services

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. The Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by the independent registered public accounting firm.

On an on-going basis, management communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Audit Committee approves the engagement of the independent registered public accounting firm. On a periodic basis, management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. The Audit Committee also has delegated the ability to pre-approve audit and permitted non-audit services to the Chairman of the Audit Committee, Mr. Pruitt, provided that any pre-approvals by the Chairman are reported to the Audit Committee at a subsequent Audit Committee meeting.

PART IV

ITEM 15. Exhibits	and Financial Statement Schedules

The following is a list of financial information filed as a part of this Annual Report:

1. Consolidated Financial Statements—The following financial statements of The PBSJ Corporation and its subsidiaries are contained in Item 8 of this Form 10-K:

a) Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	56

b) Consolidated Balance Sheets at September 30, 2006 and 2005.	57

c) Consolidated Statements of Operations for each of the three years in the period ended September 30, 2006.	58

d) Consolidated Statements of Stockholders’ Equity and comprehensive income at September 30, 2006, 2005 and 2004.	59

e) Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2006.	60

f) Notes to the Consolidated Financial Statements.	61

2. Financial Statement Schedules—The financial statement schedule information is included as part of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

3. A list of exhibits to this Annual Report is set forth in the Exhibit Index appearing elsewhere in this Annual Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The PBSJ Corporation

Date: May 25, 2007	/S/ DONALD J. VRANA
Donald J. Vrana
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of The PBSJ Corporation.

Date: May 25, 2007	/S/ JOHN B. ZUMWALT III
John B. Zumwalt III
Chairman of the Board and Chief Executive Officer

Date: May 25, 2007	/S/ DONALD J. VRANA
Donald J. Vrana
Senior Vice President and Chief Financial Officer

Date: May 25, 2007	/S/ ROBERT J. PAULSEN
Robert J. Paulsen
Director, Executive Vice President, Secretary and Vice Chairman of the Board

Date: May 25, 2007	/S/ TODD J. KENNER
Todd J. Kenner
Director and President

Date: May 25, 2007	/S/ JOHN S. SHEARER
John S. Shearer
Director and Senior Vice President

Date: May 25, 2007	/S/ WILLIAM D. PRUITT
William D. Pruitt
Director

Date: May 25, 2007	/S/ PHILLIP E. SEARCY
Phillip E. Searcy
Director

Date: May 25, 2007	/S/ FRANK A. STASIOWSKI
Frank A. Stasiowski
Director

Exhibit Index

Exhibit Number	Description

3.1	Articles of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws. (1)(4)

4.1	Form of Specimen Stock Certificate. (1)

10.1	The PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust, amended and restated, dated February 22, 2002. (2)(3)

10.1(a)	Promissory Note previously filed as Exhibit 10.1 in Form 10-Q dated May 15, 2001; Promissory note, dated March 19, 2001, between Suntrust Bank, a Georgia corporation, and Post, Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary.

10.2	Supplemental Income Plan effective as of January 12, 1988, as amended September 27, 1995. (1)

10.2(a)	Mortgage Security Agreement previously filed as Exhibit 10.2 in Form 10-Q dated May 15, 2001; Agreement, dated March 19, 2001, between Suntrust Bank, a Georgia corporation, and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary, as amended on December 10, 2003. (4)

10.3	Consulting/Supplemental Retirement/Death Benefits Agreement, dated November 6, 1987, between the Registrant and H. Michael Dye, as amended on October 16, 1989, August 21, 1991, March 1, 1993, February 6, 1995, May 19, 1998, November 22, 1999 and January 2, 2002. (1)

10.3(a)	ISDA Master Agreement previously filed as Exhibit 10.3 in Form 10-Q dated May 15, 2001; Agreement, dated March 8, 2001, between Suntrust Bank and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary. (4)

10.4	Supplemental Retirement/Death Benefits Agreement, dated December 17, 1987, between the Registrant and Robert J. Paulsen, as amended January 1, 2002 and January 1, 2004. (1)

10.4(a)	Schedule to the ISDA Master Agreement previously filed as Exhibit 10.4 in Form 10-Q dated May 15, 2001; Agreement, dated March 8, 2001, between Suntrust Bank and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary.

10.5	Supplemental Income Agreement, dated as of July 29, 1996, between the Registrant and Robert J. Paulsen (1)

10.5(a)	Confirmation of Interest Rate Transaction previously filed as Exhibit 10.5 in Form 10-Q dated May 15, 2001; Confirmation, dated March 9, 2001, between Suntrust Bank and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary. (4)

10.6	Employment/Retirement Benefits Agreement, dated February 15, 1999, between the Registrant and William W. Randolph. (1)

10.7	Supplemental Retirement/Death Benefits Agreement, dated December 17, 1987, between the Registrant and Richard A. Wickett, as amended on April 27, 1989, May 19, 1998, November 22, 1999 and January 2, 2002. (1)

10.8	Supplemental Retirement/Death Benefits Agreement dated December 17, 1987, between the Registrant and John B. Zumwalt, III, as amended on May 19, 1998, November 22, 1999, January 2, 2002 and January 1, 2004. (1)

10.9	Agreement, dated as of April 1, 1993, between the Registrant and John B. Zumwalt, III (1)

10.10	Split-Dollar Life Insurance Agreement dated February 1, 1999, by and between The Randolph Insurance Trust and the Registrant. (1)

Exhibit Number	Description

10.11	Credit Agreement, dated as of June 28, 1996, by and among Nationsbank, N.A., Suntrust Bank, Miami, N.A., Post, Buckley, Schuh and Jernigan, Inc., The PBSJ Corporation, and the subsidiaries named therein, as amended on July 3, 1997, June 30, 1999, June 30, 2002 and May 6, 2003. (1)(4)

10.12	Lease Agreement, dated as of March 25, 1998, by and between Post, Buckley, Schuh & Jernigan, Inc. and Highwoods/Florida Holdings L.P. as successor in interest to Cypress-Tampa II L.P., as amended on May 26, 1998, December 26, 1998, November 29, 1999, March 1, 2000 and July 1, 2003. (1)(4)

10.13	Employment Offer Letter dated October 7, 2005, between the Registrant and Donald J. Vrana. (5)

10.14	The PBSJ Corporation Stock Ownership Plan. (2)

10.15	Lease agreement, dated as of May 30, 2000, by and between Post, Buckley, Schuh & Jernigan, Inc. and RREEF American Reit Corp. G as amended on August 12, 2002 and February 19, 2003. (4)

10.16	Amendment No. 2 to Amended and Restated Credit Agreement, dated June 27, 2005, by and among Bank of America, N.A., The PBSJ Corporation, and the subsidiaries named therein, as amended May 5, 2003 and June 30, 2002. (5)

10.17	Key Employee Supplemental Option Plan effective as of July 23, 2002, as amended August 1, 2003. (4)

10.18	Agreement, dated as of April 1, 1993, between the Registrant and John S. Shearer. (4)

10.19	Amendment to Supplemental Income Retirement Agreement, dated January 1, 2000, between the Registrant and Todd J. Kenner. (4)

10.20	Key Employee Supplemental Income Program Agreement, dated January 1, 2004, between the Registrant and Todd J. Kenner. (4)

10.21	Supplemental Retirement/Death Benefits Agreement, dated September 24, 1986, between the Registrant and Phillip E. Searcy, as amended on April 17, 1989, October 18, 1993, February 6, 1995 and May 8, 2000. (4)

10.22	Agreement, dated April 1, 2005, between the Registrant and Rosario Licata. (4)

10.23	Agreement, dated April 22, 2005, between the Registrant and William Scott DeLoach. (4)

10.24	Agreement, dated November 23, 2005, between the Registrant and Maria Marietta Garcia. (4)

10.25	Non-Negotiable Promissory Note, dated February 23, 2006, between the Registrant and Kathryn J. Wilson. (4)

10.26	Non-Negotiable Promissory Note, dated February 23, 2006, between the Registrant and Richard A. Wickett. (4)

10.27	Tolling Agreement, dated March 16, 2006, between the Registrant and Kathryn J. Wilson. (4)

10.28	Tolling Agreement, dated March 16, 2006, between the Registrant and Richard A. Wickett. (4)

10.29	Non-Negotiable Promissory Note, dated February 13, 2007, between the Registrant and Richard J. Wickett. (6)

10.30	The PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust, amended and restated, dated January 1, 2007. (6)

10.31	The First Amendment to the PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust, amended and restated, dated January 1, 2007. (6)

14.1	PBSJ Code of Conduct. (6)

Exhibit Number	Description

21.1	Subsidiaries of the Registrant. (6)

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (6)

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (6)

32.1	Chief Executive Officer Certification and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

(1)	Previously filed with the Registration Statement on Form 10 filed with the Commission on June 27, 2000.
(2)	Previously filed with the Amended Registration Statement on Form 10A filed with the Commission on September 26, 2000.
(3)	Previously filed with the Form 10-Q in a prior period.
(4)	Previously filed with the Form 10-K in a prior period.
(5)	Previously filed with the Form 8-K in a prior period.
(6)	Filed herewith.