Form 10-Q
period 2006-12-31
PBSJ CORP /FL/
filed 2007-09-21
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

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

As of August 31, 2007, there were 6,864,618 shares of Common Stock, $.00067 par value per share, outstanding.

THE PBSJ CORPORATION

Form 10-Q

For the Quarterly Period Ended December 31, 2006

PART 1 FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PBSJ CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(Amounts in thousands, except shares and per share amounts)	December 31, 2006	September 30, 2006
Assets
Current Assets:
Cash and cash equivalents	$402	$10
Accounts receivable, net	75,925	85,210
Unbilled fees	60,539	62,770
Assets held for sale	468	4,235
Other current assets	6,332	3,609

Total current assets	143,666	155,834
Property and equipment, net	40,168	40,238
Cash surrender value of life insurance	10,174	10,055
Deferred income taxes	6,847	10,022
Goodwill	21,692	21,692
Intangible assets, net	1,379	1,678
Other assets	5,272	5,430

Total assets	$229,198	$244,949

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$70,483	$88,352
Liabilities related to assets held for sale	—	2,099
Accrued reimbursement liability	24,217	28,183
Current portion of long-term debt	14,087	1,644
Current portion of capital leases	347	274
Accrued vacation	11,288	12,173
Billings in excess of costs	6,022	4,654
Deferred income taxes	19,534	19,740

Total current liabilities	145,978	157,119
Long-term debt, less current portion	6,780	6,909
Capital leases, less current portion	642	776
Deferred compensation	12,906	12,780
Other liabilities	7,637	8,454

Total liabilities	173,943	186,038

Stockholders’ Equity:
Common stock, par value $0.00067, 15,000,000 shares authorized, 6,762,797 and 6,849,214 shares issued and outstanding at December 31, 2006 and September 30, 2006, respectively	5	5
Retained earnings	57,215	64,052
Accumulated other comprehensive loss	(1,843)	(1,914)
Unearned compensation and other	(122)	(3,232)

Total stockholders’ equity	55,255	58,911

Total liabilities and stockholders’ equity	$229,198	$244,949

The accompanying notes are an integral part of these condensed consolidated financial statements

THE PBSJ CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
(Amounts in thousands, except per share amounts)	2006	2005
Earned revenues:
Engineering fees	$129,714	$128,466
Direct reimbursable expenses	28,575	23,774

Net earned revenues	101,139	104,692

Costs and expenses:
Direct salaries and direct costs	37,337	37,304
General and administrative expenses, including indirect salaries	63,476	56,407
(Gain) loss on recoveries	23	(1,298)
Investigation and related costs	2,021	4,780

Total costs and expenses	102,857	97,193

Operating income (loss)	(1,718)	7,499
Other income (expenses):
Interest expense	(405)	(473)
Other, net	17	136

Total other income (expenses)	(388)	(337)

Income (loss) before income taxes	(2,106)	7,162
Provision for income taxes (benefit)	(689)	3,634

Net income (loss)	$(1,417)	$3,528

Net income (loss) per share:
Basic	$(0.23)	$0.50

Diluted	$(0.23)	$0.47

Weighted average shares outstanding:
Basic	6,274	7,007

Diluted	6,274	7,481

The accompanying notes are an integral part of these condensed consolidated financial statements

THE PBSJ CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
(Dollars in thousands)	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,417)	$3,528
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
(Increase) decrease in cash surrender value of life insurance	(44)	426
Depreciation and amortization	2,825	2,637
Loss (gain) on sale of property and equipment	4	(12)
Provision for bad debt and unbillable amounts	250	154
Provision for deferred income taxes	2,932	10,699
Provision for and amortization of deferred compensation	468	427
Change in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	9,031	(3,387)
Decrease in unbilled fees and billings in excess of costs	3,599	4,436
Decrease in assets held for sale	3,767	4,165
Increase in other current assets	(2,723)	(4,688)
Decrease (increase) in other assets	160	(45)
Decrease in accounts payable and accrued expenses	(17,949)	(25,508)
(Decrease) increase in accrued reimbursement liability	(3,966)	569
Decrease in liabilities of assets held for sale	(2,099)	(2,120)
Decrease in accrued vacation	(885)	(1,572)
(Decrease) increase in other liabilities	(817)	485

Net cash used in operating activities	(6,864)	(9,806)

Cash flows from investing activities:
Investment in life insurance policies	(75)	(85)
Acquisitions and purchase price adjustments, net of cash acquired	—	(40)
Purchases of marketable securities	—	(17)
Proceeds from the sale of property and equipment	2	12
Purchases of property and equipment	(2,428)	(1,895)

Net cash used in investing activities	(2,501)	(2,025)

Cash flows from financing activities:
Borrowings under line of credit	70,292	—
Principal payments under the line of credit	(57,849)	—
Principal payments under mortgage note payable	(129)	(75)
Principal payments under capital lease obligations	(95)	(103)
Common stock:
Proceeds from sale	—	4,276
Payments for repurchases	(2,462)	(7,315)

Net cash provided by (used in) financing activities	9,757	(3,217)

Net increase (decrease) in cash and cash equivalents	392	(15,048)
Cash and cash equivalents at beginning of period	10	22,556

Cash and cash equivalents at end of period	$402	$7,508

Non-cash investing and financing activities:
Property and equipment financed under capital leases	$34	$166
Change in fair value of marketable securities available for sale	$—	$(3)
Payable to former shareholders for repurchase of stock	$80	$744
Cash paid for interest	$653	$332
Cash paid for income taxes	$1,756	$121

The accompanying notes are an integral part of these condensed consolidated financial statements

The PBSJ Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the interim period contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of The PBSJ Corporation (the “Company”) as of December 31, 2006 and the results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2006. The accounting policies followed for interim financial reporting are the same as disclosed in Note 1 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. The results of operations for the three-month period ended December 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the fiscal year.

Reclassifications

We have reclassified certain segment information items in prior-period financial statements to conform to the fiscal year 2007 reorganization of the Company’s reportable segments. For additional information, see Note 6, “Segment Reporting.” These reclassifications had no effect on the Company’s financial position, results of operations, or cash flows for prior periods presented in this Form 10-Q.

Basic and Diluted Earnings Per Share

A reconciliation of the number of shares used in computing basic and diluted earnings per share follows:

	Three Months Ended December 31,
(Amounts in thousands)	2006	2005
Weighted average shares outstanding—Basic	6,274	7,007
Effect of unvested restricted stock	—	474

Weighted average shares outstanding—Diluted	6,274	7,481

The effect of unvested restricted stock was not included in the computation of diluted net loss per share during the three-month period ended December 31, 2006 because the effect would have been antidilutive.

Revenue Recognition

The Company recognizes engineering fees from different types of services under a variety of different types of contracts. In recognizing engineering fees, the Company evaluates each contractual arrangement to determine the applicable authoritative accounting methodology to apply to each contract.

In the course of providing its services, the Company principally uses three types of contracts from which it earns revenue: cost-plus contracts, time and materials contracts and fixed price contracts.

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

Capital Structure

The by-laws of the Company require that common stock held by employee shareholders who terminate employment with the Company be offered for sale at fair market value to the Company, which has a right of first refusal. Should the Company decline to purchase the shares, the shares must next be offered to the Company’s profit sharing and employee stock ownership plans at fair market value, and then ultimately to full-time employees of the Company. The by-laws of the Company provide that the fair market value be determined by an appraisal. Other than agreements with certain retired Directors, as of September 30, 2006, there is no outstanding common stock held by individuals no longer employed by the Company.

During fiscal year 2006, the Company repurchased stock held by employee shareholders who terminated employment with the Company at a per share price ranging from $24.00 to $27.00, pending completion of the September 30, 2005 valuation. In January 2007, the September 30, 2005 valuation was finalized and established the price per share at $28.00; and therefore, accruals totaling $2.1 million were recorded as of September 30, 2006 in the accompanying condensed consolidated balance sheet to account for the stock price differentials.

During the first quarter of fiscal 2007, the Company repurchased stock held by employee shareholders who terminated employment with the Company at a per share price ranging from $24.30 to $28.00, pending completion of the September 30, 2006 valuation. In May 2007, the September 30, 2006 valuation was completed establishing a valuation price of $24.34 per share. At December 31, 2006, the Company adjusted its accrual for the stock price differentials to account for the September 30, 2006 valuation by decreasing the adjusted accrual balance to approximately $2.1 million at December 31, 2006, which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not previously paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock in the foreseeable future. All earnings are retained for investment in our business.

Other Employee Stock Sales and Purchases

Eligible employees are allowed to purchase Company stock once a year, during a specified timeframe. With the exception of those considered to be insiders, as defined, employees who receive bonuses each year are allowed to use their bonus payments received in December following the Company’s fiscal year end to make their final payment for their stock purchase.

The stock window usually takes place on an annual basis for a one week period during the month of March. The Company suspended the stock window for March 2006 until the final impact of the restatement of the Company’s condensed consolidated financial statements was determined and all SEC filing regulations are met such as, the timely filing of quarterly and annual reports.

The stock window also allowed existing shareholders to offer shares of common stock for sale to the Company. Under the corporate by-laws, the Company has the first right of refusal to purchase these shares. If the Company declines to purchase the offered shares, they are offered to the Employee Profit Sharing and Stock Ownership Plan and Trust (“ESOP”) and then to all shareholders who are employees.

The Company cancelled the stock window for fiscal 2007 because the Company was not current in filing its quarterly reports for fiscal 2007 with the SEC. Instead the Company authorized an internal market window (“internal window”) for employee shareholders to purchase and sell shares of the Company. The Company facilitated this internal window by matching employee shareholders who wished to purchase and sell shares at the September 30, 2006 valuation price of $24.34. The Company had the option, but not the obligation, to purchase any unmatched sell shares that employee shareholders wished to sell and which did not have a matching employee shareholder purchaser. The internal window started on July 2, 2007 and ended on July 27, 2007. Eligible buyers were employees and directors of the Company and the Company’s ESOP. At the end of the internal window, there were unmatched sell shares. The Company did not exercise its right to purchase the unmatched sell shares. The unmatched sell shares were next offered to the Company’s ESOP, which agreed to purchase all of the unmatched sell shares.

Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Company’s financial statements for the fiscal year ending September 30, 2009, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on the Company’s condensed consolidated financial statements.

In September 2006, FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is required to adopt the recognition and related disclosure provisions of SFAS 158 beginning with our fourth quarter of the fiscal year ending September 30, 2007. If the Company had applied SFAS 158 at the end of fiscal year 2006, using the Company’s September 30, 2006 actuarial valuation, we would have recorded a pre-tax charge to accumulated other comprehensive income totaling $876,000 ($545,000 after tax) representing the difference between the funded status of the plan based on the projected benefit obligation and the amounts recorded in the accompanying condensed consolidated balance sheet at September 30, 2006. The Company is also required to adopt the measurement provisions of SFAS 158 for the fiscal year ending September 30, 2009. This provision requires companies to measure plan assets and benefit obligations as of the date of the company’s fiscal year-end. No change in measurement date will be necessary since the Company currently meets this requirement.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS 157 will be effective for the Company for the fiscal year ending September 30, 2009. The Company does not believe the adoption of SFAS 157 will have a material impact on its condensed consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 will be effective for the Company for the fiscal year ending September 30, 2007. We have adopted SAB 108 in our first quarter of fiscal 2007. The adoption of SAB 108 did not have a material impact on our condensed consolidated financial statements.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN 48”). This interpretation establishes guidelines and thresholds that must be met for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for the Company for fiscal year ending September 30, 2008. The Company is currently evaluating the impact of adopting FIN 48 on its condensed consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“ FSP 115-1 and 124-1”) which address the determination as to when an investment is impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 and 124-1 amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 and 124-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 and 124-1 did not have a material impact on our condensed consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”),”Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in the first annual reporting period beginning after December 15, 2005. We early adopted SFAS 154 in fiscal year ended September 30, 2005, and have reported and disclosed the correction of errors in our previously reported consolidated financial statements in accordance with SFAS 154. The other reporting and disclosure requirements of SFAS 154 did not have a material impact on our condensed consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period beginning after December 2005, with early adoption encouraged. We have adopted SFAS 123(R) in our first quarter of fiscal year 2007, beginning October 1, 2006. The adoption of SFAS 123(R) resulted in the reclassification of the balance of unvested restricted stock, in the amount of $3.1 million, as a credit to unearned compensation in stockholders’ equity and a corresponding reduction to retained earnings for the same amount in the accompanying condensed consolidated balance sheet as of December 31, 2006.

2. (Gain) Loss on Recoveries and Investigation Related Expenses

All assets recovered during the investigation and not yet liquidated, were classified as assets held for sale in the accompanying condensed consolidated balance sheets and were recorded at their estimated fair value, less estimated costs to sell, as of the date recovered. The recovered assets consisted of personal homes, condominiums and other real estate, automobiles, funds from bank accounts, jewelry, fine-arts and cash proceeds from the liquidation of personal retirement accounts. Some of the real estate recovered was acquired subject to existing debt, liens or mortgage notes. Such debt is reported as liabilities related to assets held for sale in the accompanying condensed consolidated balance sheets. The Company does not own any other assets held for sale other than those recovered during the investigation. Gain from recovered assets has been recognized at the estimated fair value of the assets recovered, less related debt and estimated costs to sell the assets. For the three-month periods ended December 31, 2006 and 2005, the (gain) loss on recovered assets is included in (gain) loss on recoveries in the accompanying condensed consolidated statement of operations.

In the second fiscal quarter of 2006, approximately 19,000 shares of the Company’s common stock were surrendered. These shares were not included in assets held for sale, as the estimated fair value of such shares was recorded as a reduction of stockholders’ equity. The gain on recovery of misappropriated assets of $537,000 was included in gain on recoveries in the condensed consolidated statements of operations in the second fiscal quarter of 2006.

The Company carries insurance to cover fiduciary and crime liability. The policy is renewed on an annual basis and was in effect for the periods in which the participants misappropriated funds of the Company. The stated aggregate limits for the annual policies from March 1992 through April 2005 are $22.0 million. The Company filed a claim under the annual policy for the period ending in April 2005 (the “2005 Policy”), to recover some of the misappropriation losses which resulted from the embezzlement. In January 2007, we received $2.0 million insurance proceeds, the stated limit under the 2005 Policy, which has been recorded in the second fiscal quarter of 2007. The Company will be filing additional claims under each of the annual policies for the periods starting in 1992 through 2004. At the present time, the Company is unable to predict the likely outcome of these claims and accordingly has not recorded any insurance receivable.

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

The following table sets forth the components of the gain on recoveries and investigation expenses related to the misappropriation loss:

	Three Months Ended December 31,
(Dollars in thousands)	2006	2005
(Gain) loss on recoveries	$23	$(1,298)

Legal fees related to the investigation	563	1,691
Forensic accounting fees and related costs	1,422	2,573
Other	36	516

Investigation and related costs	2,021	4,780

Total	$2,044	$3,482

During the three-month period ended December 31, 2006, the Company recorded a loss on recoveries of $23,000, consisting of losses on disposal of assets held for sale of approximately $111,000, offset by $88,000 in recoveries of embezzled funds. The Company also incurred approximately $2.0 million in costs to investigate and quantify the impact of the embezzlement, and in costs related to the recovery and maintenance of certain assets. During the three-month period ended December 31, 2005, the Company recorded a gain from recovered assets totaling $1.3 million and incurred approximately $4.8 million in costs.

We have not discovered and do not expect to discover any additional misappropriations, and therefore, we have not recorded any misappropriation losses for the three-month periods ended December 31, 2006 and 2005. The gain/loss from recovered assets and the investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of general and administrative (“G&A”) costs to total Company G&A costs.

3. Assets Held for Sale

During the course of the investigation into the misappropriations, the Company identified and recovered certain assets acquired by the participants using misappropriated Company funds. At December 31, 2006, the remaining assets held for sale did not have any outstanding debt, liens or mortgage notes.

In December 2006, the Company sold a real estate asset held for sale for $3.7 million which was subject to a mortgage of $2.1 million. The Company recognized an additional $98,000 in losses, primarily additional unanticipated closing costs related to the sale and interest payments on the debt. The Company intends to sell the remaining assets as soon as practicable.

(Dollars in thousands)	December 31, 2006	September 30, 2006
Assets held for sale at estimated fair value	$513	$4,545
Less: estimated costs to sell	(45)	(310)

Adjusted fair value of assets held for sale	468	4,235
Outstanding mortgage liabilities assumed	—	(2,099)

Net fair value of assets held for sale	$468	$2,136

4. Commitments and Contingencies

The Company is obligated under various non-cancelable leases for office facilities, furniture, and equipment. Certain leases contain renewal options, escalation clauses and payment of certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties.

As of December 31, 2006, there were various legal proceedings pending against the Company, where plaintiffs allege damages resulting from the Company’s engineering services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract. The Company accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. During the three-month period ended December 31, 2006, the Company settled three large cases which resulted in a reduction of the accrual of approximately $1.1 million, and the remaining decrease in the balance relates to other small cases. As of December 31, 2006 and September 30, 2006, the Company had accruals of approximately $4.5 million and $5.9 million, respectively, for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable and can be reasonably estimated.

In July 1998, we entered into an agreement with West Frisco Development Corporation (“WFDC”) to provide various services, among which was a flood plain study to be used by WFDC, the City of Frisco and the Federal Emergency Management Agency (“FEMA”). In 2003, the City of Frisco retained the services of a third-party architecture and engineering firm in connection with the extension and widening of Teel Road which lies within the greater drainage basin included in the Company’s original flood plain study. This architecture and engineering firm’s assessment of the flood plain study determined that the Company used incorrect assumptions when calculating the size of the drainage culverts required for the increased development of the area’s transportation infrastructure. Based on this assessment, the Company has entered into negotiations with the City of Frisco to correct the drainage needs to support the Teel Road expansion project. As a result, the Company had recorded an estimated liability of $3.1 million to cover the costs associated with correcting the drainage needs of the Teel Road expansion project. Included in this estimate is the purchase of a parcel of land for $1.5 million , the remaining balance of $1.6 million is reflected in other liabilities in the accompanying condensed consolidated balance sheet as of December 31, 2006.

The Company expects to pay these liabilities over the next one to three years. Management is of the opinion that the liabilities ultimately resulting from such existing and other pending proceedings, lawsuits and claims should not materially affect the Company’s financial position, results of operations or cash flows.

The Company maintains a full range of insurance coverage, including worker’s compensation, commercial general liability, commercial automobile and professional liability (including pollution liability) and property coverage. The Company’s insurance policies may offset the amount of loss exposure from legal actions.

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

The Company determined corrected overhead rates considering the impact of the misappropriations and considering the impact of additional errors identified. The Company and its advisors have been working with its government clients to finalize the refund amount (See Note 4 for further discussion). The Company estimates that the cumulative refund amount, before any payments, resulting from the overstated overhead rates is approximately $41.3 million through December 31, 2006 ($42.0 million as of September 30, 2006), including interest that the Company will generally be required to reimburse its government clients. At December 31, 2006 and September 30, 2006, the accrued reimbursement liability was $24.2 million and $28.2 million, respectively, in the accompanying condensed consolidated balance sheets.

In July 2006, we entered into a settlement agreement with the State of Texas, Department of Transportation which resolves all claims that the State of Texas may have had against us for overpayments related to the restatement of overhead rates on billings on or before April 30, 2006 under contracts with that agency based on our payment of approximately $5.4 million and provides for the determination of the appropriate overhead rate for billings after April 30, 2006. In November 2006, we entered into a settlement agreement with the Florida Department of Transportation which resolves all claims that agency may have had against us for the overstatement of rates on billings through September 30, 2005 (and with respect to cost contracts through September 30, 2006) under our contracts with them based on our payment of approximately $12.5 million. This settlement agreement also provided for the determination of the appropriate overhead rate refund for fiscal year 2006 billings under fixed price contracts. The additional refund amount was finalized in March 2007 and totaled $425,000.

In January 2007, we reached a settlement agreement with the Department of Justice, Civil Division on behalf of it and all other federal agencies with which we have contracts to resolve all federal claims including claims under the Federal Civil False Claims Act, related to the overstatements of overhead rates on our contracts with federal agencies. The agreement required approximately $6.5 million of reimbursement payments for all contract amounts through September 30, 2005 which was paid in January 2007.

The settlements described above, excluding those settlements paid during the fiscal year 2006 and the three-month period ended December 31, 2006, are included in the accrued reimbursement liability in the Company’s condensed consolidated financial statements at December 31, 2006. We are in discussions with our remaining government clients to enter into settlement agreements in order to satisfy any refund obligations, which are in various stages of settlement.

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

5. Income Taxes

The income tax provision (benefit) was $(689,000) and $3.6 million, which represented effective tax rates of (32.7) % and 50.7% for the three-month periods ended December 31, 2006 and 2005, respectively.

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

6. Segment Reporting

In fiscal year 2007, we restructured our internal organization to better leverage our technical capabilities in servicing the needs of our clients, which resulted in a change in the composition of our reportable segments. Under the new structure, the Company will continue to provide segment information on four reportable segments: Transportation Services, Construction Management, Civil Engineering, and Environmental Services; however, two types of services, Information Solutions, which was previously reported in the Environmental Services segment, and Evacuation Planning which was previously reported in the Transportation Services segment, were moved to Civil Engineering. Accordingly, we have reclassified segment information for prior periods presented, as applicable, to conform to the current reportable segment structure.

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

The Environmental Services business segment focuses on the delivery of planning, design and construction management services for private and public sector clients related to air quality management, flood insurance studies, energy planning, hazardous and solid waste management, ecological studies, wastewater treatment, water resources, environmental toxicology analysis, aquatic treatment systems, reclaimed water, and water supply and treatment.

Financial information relating to the Company’s operations by segment is as follows:

(Dollars in thousands) (Unaudited)	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
Three Months Ended December 31, 2006
Engineering fees	$50,295	$20,530	$30,718	$28,171	$129,714
Net earned revenues	37,044	16,709	25,217	22,169	101,139
Operating income (loss)	282	743	(2,530)	(213)	(1,718)
Depreciation and amortization	939	317	952	617	2,825
Purchases of property and equipment	843	357	684	544	2,428
Total assets as of December 31, 2006	88,868	36,275	54,278	49,777	229,198

Three Months Ended December 31, 2005
Engineering fees	$46,771	$21,103	$36,817	$23,775	$128,466
Net earned revenues	36,301	17,510	31,689	19,192	104,692
Operating income	2,383	460	4,337	319	7,499
Depreciation and amortization	908	331	813	585	2,637
Purchases of property and equipment	647	336	512	400	1,895
Total assets as of December 31, 2005	85,891	38,754	67,612	43,662	235,919

7. Long-Term Debt

(Dollars in thousands)	December 31, 2006	September 30, 2006
Line of credit	$13,575	$1,132
Mortgage note payable due in monthly installments starting on April 16, 2001, with interest, collateralized by real property; unpaid principal due March 16, 2011. Interest at LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points (6.0% and 5.98% at December 31, 2006 and September 30, 2006, respectively).	7,292	7,421
Capital lease obligations	989	1,050

	21,856	9,603
Less current portion of long-term debt	14,087	1,644
Less current portion of capital lease obligations	347	274

Long-term debt and capital lease obligations	$7,422	$7,685

We have a $58 million line of credit agreement, inclusive of up to $10 million in letters of credit, with Bank of America, N.A. (the “Bank”). The original expiration date on the line of credit is June 30, 2008. The letters of credit reduce the maximum amount available for borrowing. As of December 31, 2006 and September 30, 2006, we had letters of credit outstanding totaling $2.3 million and $4.3 million, respectively. As of December 31, 2006 and September 30, 2006, we had letters of credit for $2.2 million to guarantee insurance payments. In addition, in the second quarter of 2006, we issued a letter of credit which expired in November 2006 and was not renewed, for $2.0 million to cover risk of insolvency for the FDOT. No amounts have been drawn on any of these letters of credit. As a result of the issuance of these letters of credit and outstanding borrowings, the maximum amount available for borrowing under the line of credit was approximately $42.2 million and $52.6 million as of December 31, 2006 and September 30, 2006, respectively. As of December 31, 2006, debt outstanding under our line of credit increased primarily due to payments made for client reimbursements.

The interest rate (5.85% and 5.82% at December 31, 2006 and September 30, 2006, respectively) ranges from LIBOR plus 50 basis points to Prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to Prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including minimum levels of net worth, a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The Company was in compliance with or obtained a waiver of default of the line of credit financial covenants as of December 31, 2006. The line of credit is collateralized by substantially all of the Company’s assets.

On March 19, 2001, the Company entered into a mortgage note with an original principal amount of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 6.00% and 5.98% at December 31, 2006 and September 30, 2006, respectively. Our adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%. The mortgage agreement contains clauses requiring the maintenance of various covenants and financial ratios. The mortgage note is collateralized by the office building located in Maitland, Florida. The Bank has provided us a waiver of default caused by our failure to deliver to the Bank unaudited financial statements for the quarters ended December 31, 2006, March 31, 2007 and June 30, 2007, so long as the quarterly statements are delivered no later than September 30, 2007. The bank has also provided a waiver of the minimum net worth covenant for all periods in fiscal year 2007.

The Company’s capital leases consisted primarily of equipment. The interest rate used in computing the minimum lease payments range from 2.23% to 5.23%. The leases were capitalized at the lower of the present value of minimum lease payments or the fair market value of the equipment at the inception of the lease.

8. Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ investment and minimum pension liability that, under Generally Accepted Accounting Principles (“GAAP”), are excluded from net income.

The components of all the comprehensive income are as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2006	2005
Net income (loss)	$(1,417)	$3,528
Other comprehensive income:
Unrealized loss on available for sale marketable securities, net of tax	—	(2)
Unrealized gain on interest rate swap, net of tax	—	21
Minimum pension liability adjustment, net of tax	71	—

Total comprehensive income (loss)	$(1,346)	$3,547

9. Goodwill and Other Intangibles Assets

The carrying amounts of goodwill by segment for December 31, 2006 and September 30, 2006 are as follows:

	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
Goodwill	$3,922	$—	$2,641	$15,129	$21,692

The Company’s intangibles assets consisted of the following:

		December 31, 2006
(Dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization
Client list	10 years	$1,963	$937
Backlog	3 years	2,679	2,459
Website	7 years	200	117
Pension intangible asset	6 years	1,946	1,946
Employee agreements	3 years	67	17

		$6,855	$5,476

		September 30, 2006
(Dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization
Client list	10 years	$1,963	$877
Backlog	3 years	2,679	2,232
Website	7 years	200	110
Pension intangible asset	6 years	1,946	1,946
Employee agreements	3 years	67	12

		$6,855	$5,177

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

Pursuant to the Company’s by-laws, the Company is permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006, the Company repurchased 46,000 shares and 3,400 shares, respectively, of the Company’s stock from Richard Wickett and Kathryn Wilson in the original principal amounts of $1.2 million and $92,000, respectively. The shares were repurchased for $27.00 per share which represents the September 30, 2004 share price, pending completion of the valuation of the Company’s stock as of September 30, 2005. At December 31, 2006, the Company had an accrual of $49,400 for the difference between the purchase price and the September 30, 2005 valuation price of $28.00. At December 31, 2006, the promissory notes bear interest at the rate of 8.25% per annum and such rate is adjusted to the then current prime rate on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance. The balances of the notes and the accrual for the stock price differential were $1.4 million at December 31, 2006 and September 30, 2006, and were included in other liabilities in the accompanying condensed consolidated balance sheets.

On February 13, 2007, the Company repurchased an additional 46,607 shares of the Company’s stock from Richard Wickett, in the original principal amount of approximately $1.0 million, by issuing a promissory note. The additional shares were purchased for $22.40 which represented 80% of the September 30, 2005 valuation price, pending completion of the valuation of the Company’s stock as of September 30, 2006. In May 2007, the September 30, 2006 valuation was completed establishing a valuation price of $24.34 per share. During the second fiscal quarter of 2007, the Company recorded an additional accrual for the difference between the purchase price and the September 30, 2006 valuation price. The 2007 promissory note currently bears interest at the rate of 8.25% per annum and such rate is adjusted to the then current prime rate on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

Both notes are subject to the Company’s right of set off, which permits the Company to set off all claims it may have against the payee against amounts due and owing under the notes.

During the third quarter of fiscal year 2007, as permitted under certain conditions pursuant to the terms of the agreement, the Company discontinued payments, and the provision of other benefits, to Richard Wickett under his Supplemental Retirement Agreement. Mr. Wickett has the right to appeal the decision. The projected benefit obligation remains accrued as deferred compensation in the accompanying condensed consolidated balance sheets.

On June 1, 2007, the Company repurchased 21,500 shares of the Company’s stock from a retiring employee for approximately $523,000, comprised of $104,000 in cash and a note in the amount of $419,000. The note bears interest at 8.25% per annum and is adjusted to the then current prime rate of Bank of America on December 31, of each year. Principal payments of $105,000 and accrued interest are due each year on the anniversary of the note commencing on June 1, 2008 and ending June 1, 2011. The Company paid off the entire note balance in August 2007.

In July 2007, pursuant to the Company’s by-laws, the Company did not exercise its right of first refusal to redeem the shares offered for redemption by John Shearer, our former National Service Director and Senior Vice President. In accordance with the Company’s by-laws, the shares were next offered to our ESOP plan; the ESOP plan has agreed to redeem the shares over the course of five years. The first annual installment of 54,567 shares was redeemed on July 8, 2007 at the established valuation price of $24.34 for a total of $1.3 million. Subsequent annual installments of 10,940, 33,261, 33,261 and 33,261 shares will be redeemed in the second quarter of each fiscal year beginning with fiscal year 2008 by our ESOP plan at a price per share established by future valuations of the Company’s shares.

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

The primary factor that contributed to a purchase price that resulted in the recognition of goodwill in our acquisition is the intellectual capital of the skilled professionals and senior technical personnel associated with the acquired entity which does not meet the criteria for recognition as an asset apart from goodwill. The results of operations of the above acquisition are included from the date of the acquisition. The pro forma impact of this acquisition is not material to reported historical operations.

12. Defined Benefit Retirement Plan

The Company uses a September 30 measurement date for its plans. The following table provides a summary of the Company’s periodic costs related to its defined benefit retirement plan:

	Three Months Ended December 31,
(Dollars in thousands)	2006	2005
Service benefits earned during period	$123	$185
Interest cost on projected benefit obligation	195	173
Amortization:
Prior service cost	—	81
Net loss from past experience	109	99

Net periodic pension cost	$427	$538

13. Restricted Stock

Restricted stock awards are offered throughout the year, and are intended to provide long-term incentives to key employees. Awards of restricted stock are subject to transfer restrictions and risk of forfeiture until they are earned. Shares of restricted stock become fully vested usually over a period of several years of continued employment and are subject to total forfeiture if the employee ceases to be employed prior to the restricted stock vesting date, except in certain limited circumstances described in the individual restricted stock award agreement. During the restriction period, holders have the rights of shareholders, including the right to vote, but cannot transfer ownership of their shares.

Effective October 1, 2006, we have adopted SFAS 123(R) using the modified prospective method. The adoption of SFAS 123(R) did not have a material impact on the Company’s financial position, results of operations or cash flows. Restricted stock is recorded at fair value on the date of issuance. Pursuant to Company guidelines, the Company may not issue restricted stock if, after issuing the shares, the total number of restricted shares outstanding would exceed ten percent of the total shares outstanding. The Company satisfies the issuance of restricted stock with newly issued shares.

The Company maintains the following restricted stock plans:

Retention

This program awards restricted shares to key employees in middle management or higher positions for the purpose of providing long-term incentives. The awards are made on a case-by-case basis at the discretion of Senior Management. These awards are generally issued and become fully vested usually after five years of continuous service with the Company.

Acquisitions

When the Company acquires a firm, restricted stock is awarded to retain key employees who are generally not the principal owners of the acquired firm. Shares become fully vested usually after three to five years of continuous service with the Company.

KERP

The Key Employee Retention Program (“KERP”), provides an annual restricted stock award equal to five percent of the participant’s annual gross salary for a period of up to ten years. Benefits vest at age 56 and after ten years of continuous service with the Company, or upon either retirement, or death, or disability.

Other

The Company has one other plan under which no new grants have been awarded since fiscal year 1997. As of December 31, 2006, this plan had 187,390 shares outstanding with unrecognized compensation cost of $115,000 which will be recognized through 2017.

The following tables summarize information about the restricted shares:

(Shares in thousands)	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at September 30, 2006	514,663	$11.11
Granted	10,550	24.34
Vested	(7,200)	14.87
Forfeited	(1,500)	27.33

Unvested at December 31, 2006	516,513	$11.35

	Outstanding Shares	Weighted Average Grant Date Fair Value	Unrecognized Compensation Cost (in thousands)	Remaining Weighted Average Period
December 31, 2006
Retention	249,514	$13.45	$1,755	4.2
Acquisition	40,941	24.44	536	2.5
KERP	38,668	23.29	749	10.9
Other	187,390	3.22	115	5.2

	516,513	$11.35	$3,155	5.5

The weighted average grant-date fair values of shares granted during the three-month periods ended December 31, 2006 and 2005 were $24.34 and $28.00, respectively. The total fair value of shares vested, on the vesting dates, for the three-month periods ended December 31, 2006 and 2005 was approximately $175,000, and $259,000, respectively. The total amount of compensation expense recognized under these agreements during the three-month periods ended December 31, 2006 and 2005 was $248,000 and $212,000, respectively, and was included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase an understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q.

This Form 10-Q and the information incorporated by reference in it include and are based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements can sometimes be identified by the fact that they do not relate strictly to historical or current facts and they frequently are accompanied by words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar terms and expressions. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry, and statements relating to our ability to be awarded government contracts, the adoption of certain laws by Congress, our ability to compete effectively with other firms that provide similar services, our ability to attract and retain clients, our ability to achieve future growth and success, our expectations for the public and private sector economic growth, the outcome of our internal investigation and the various on-going government investigations, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot assure you that our expectations in such forward-looking statements will turn out to be correct. Factors that may impact such forward-looking statements include, among others, our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, our ability to attract and retain skilled employees, our ability to comply with new laws and regulations, our insurance coverage covering certain events, the timing and amount of the spending bills adopted by the federal government and the states, the outcome of the investigations by the Department of Justice, the United States Attorney’s Office, the Securities and Exchange Commission, the Federal Bureau of Investigation, possible changes in collections of accounts receivable, risks of competition, changes in general economic conditions and interest rates, the risk that the Internal Revenue Service or the courts may not accept the amount or nature of one or more items of deduction, loss, income or gain we report for tax purposes and the possible outcome of pending litigation, legal proceedings and governmental investigations and our actions in connection with such litigation, proceedings and investigations, as well as certain other risks including those set forth under the heading “Risk Factors” and elsewhere in this Form 10-Q and in other reports filed by the Company with the Securities and Exchange Commission. All forward-looking statements included herein are only made as of the date such statements are made, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Subsequent written and oral forward-looking statements attributable to the Company or to persons acting on its behalf are qualified in their entirety to the cautionary statements set forth above and elsewhere in this Form 10-Q and in other reports filed by the Company with the Securities and Exchange Commission.

Actual results could differ materially from those projected in these forward-looking statements as a result of these factors, among others, many of which are beyond our control.

1. Results of Operations

The following table sets forth the percentage of net earned revenue represented by the items in our condensed consolidated statements of operations for the three-month periods ended December 31, 2006 and 2005, respectively:

	Three Months Ended December 31,
	2006	2005
Engineering fees	128.3%	122.7%
Direct reimbursable expenses	28.3	22.7

Net earned revenues	100.0	100.0
Costs and expenses:
Direct salaries and direct costs	36.9	35.6
General and administrative expenses, including indirect salaries	62.8	53.9
Gain on recoveries	—	(1.2)
Investigation and related costs	2.0	4.6

Operating income (loss)	(1.7)	5.9
Interest expense	(0.4)	(0.5)
Other, net	—	0.1

Income (loss) before income taxes	(2.1)	5.5
Provision for income taxes	(0.7)	3.5

Net income (loss)	(1.4)%	2.0%

A summary of our operating results is as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2006	2005
Engineering fees	$129,714	$128,466
Direct reimbursable expenses	28,575	23,774

Net earned revenues	101,139	104,692
Costs and expenses:
Direct salaries and direct costs	37,337	37,304
General and administrative expenses, including indirect salaries	63,476	56,407
Gain on recoveries	23	(1,298)
Investigation and related costs	2,021	4,780

Operating income (loss)	(1,718)	7,499
Interest expense	(405)	(473)
Other, net	17	136

Income (loss) before income taxes	(2,106)	7,162
Provision for income taxes	(689)	3,634

Net income (loss)	$(1,417)	$3,528

Overview

Business Overview

In fiscal year 2007, we restructured our internal organization to better leverage our technical capabilities in servicing the needs of our clients, which resulted in a change in the composition of our reportable segments. Under the new structure, the Company will continue to provide segment information on four reportable segments: Transportation Services, Construction Management, Civil Engineering, and Environmental Services; however, two types of services, Information Solutions, which was previously reported in the Environmental Services segment, and Evacuation Planning which was previously reported in the Transportation Services segments, were moved to Civil Engineering. Accordingly, we have reclassified segment information for prior periods presented in this Form 10-Q, as applicable, to conform to the current reportable segment structure.

We provide services to both private and public sector clients, with the public sector comprising approximately 75% of our engineering fees. Engineering fees increased slightly for the three-month period ended December 31, 2006 when compared to the same period in 2005. The Transportation Services and Environmental Services segments experienced growth in engineering fees, while the Civil Engineering segment had a significant reduction in engineering fees. The increase in engineering fees in the Transportation Services segment was due to additional projects with the Air National Guard Bureau (“ANGB”) and increased projects in the Western Region Structures Programs, partly offset by the temporary stoppage on bidding for new jobs with the TxDOT. The growth in the Environmental Services segment was principally due to the EIP acquisition (“EIP”), which was completed on April 30, 2006. The Civil Engineering segment experienced a significant decrease in engineering fees in the three-month period ended December 31, 2006 when compared to the same period in 2005 primarily due to the decline in the residential market, especially in the California and Southwest markets, which affected the engineering components of our private sector land development services and the completion, in June 2006, of the work related to the hurricane response projects that hit Florida in calendar years 2004 and 2005. For the three-month period ended December 31, 2005, the Company benefited from the administration and debris removal of the hurricane projects. Our Construction Management segment experienced a slight decline in engineering fees as a result of delays in executing contracts and the detrimental impact of the winter weather in the current period. The Company’s backlog at December 31, 2006 was approximately $483.3 million as compared to $487.4 million at September 30, 2006.

We earn revenue for time spent on projects, in addition to certain direct reimbursable expenses of our projects, such as travel and lodging, blueprints and sub-contractor expenses. Direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up. The fluctuation in direct reimbursable expenses, specifically sub-contractor costs, including travel and lodging, will influence the fluctuation of our net earned revenue (“NER”). A decrease in direct reimbursable expenses will cause NER to grow at a higher rate than its engineering fees, because more work was being performed by our in-house technical professionals. Conversely, an increase in direct reimbursable expenses will result in lower NER growth relative to the increase in engineering fees.

Our NER is also impacted by our ability to capture our technical professional staff’s time and charge it to projects. As chargeability of our technical professionals’ time increases, engineering fees and direct salaries increase along with it, while indirect salaries decrease, as more of the technical staff’s time worked is being charged back to our clients. When chargeability decreases, there is an increase in indirect salaries and a corresponding reduction in direct salaries and engineering fees. All segments experienced increases in indirect salaries during the three-month period ended December 31, 2006, as compared to the same period in 2005. These increases were primarily due to the retention of our professional staff, during temporary stoppage on bidding for new jobs with TxDOT, in anticipation of executing future contracts and investing in market development activities. For instance, the Civil Engineering segment retained its professional staff in maintaining the Company’s readiness capabilities to respond to future disaster projects.

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

In 2006, federal spending remained strong especially in the area of national defense. The state and local government markets remained weak but the market for our specialized services in the area of risk and emergency management strengthened due in part to hurricanes and wild fires. Near term expectations are for the Federal Department of Defense and Homeland Security sectors to remain strong. State and local government markets will remain weak but will improve as increased tax revenue from private sector recovery trickles into the government sector. In 2007, the economy is in a slow down environment with improving private sector corporate profitability, while investment in residential housing development is decreasing. When the economy resumes its momentum, we expect the private sector to strengthen, which increases opportunity and fortifies our strategy for greater balance between the public and private sectors.

In recent years, significant environmental laws at the federal, state, and local levels have been enacted in response to public concern over the health of the nation’s air, water, and natural resources. Those laws and their implementation through regulation affect numerous industrial and governmental actions and form a key market driver for the services of our Environmental business segment. Two federal environmental laws, The Safe Drinking Water Act of 1974 and the Clean Water Act of 1972, continue to drive this segment of our business. Pursuant to these laws, Congress has authorized significant monies to assist state and local governments. According to the EPA, as much as $23 billion a year will be needed for construction and upgrade of water and wastewater treatment facilities over the next 20 years.

Segment Results of Operations

In fiscal year 2007, we restructured our internal organization to better leverage our technical capabilities in servicing the needs of our clients, which resulted in a change in the composition of our reportable segments. Under the new structure, the Company will continue to provide segment information on four reportable segments: Transportation Services, Construction Management, Civil Engineering, and Environmental Services; however, two types of services, Information Solutions, which was previously reported in the Environmental Services segment, and Evacuation Planning which was previously reported in the Transportation Services segment, were moved to Civil Engineering. Accordingly, we have reclassified segment information for prior periods presented in this Form 10-Q, as applicable, to conform to the current reportable segment structure.

Activities in the Transportation Services business segment generally involve planning, design, right of way acquisition, development and design of intelligent transportation services and program construction management services for multiple transportation modes, including interstate and primary highways, toll roads, arterials, structural designs, transit systems, airports and port facilities. The Program Management group of our Transportation segment provides many of its governmental clients the necessary resources to manage large infrastructure programs from concept through construction. Services include planning, programming, and contract support.

The Construction Management segment provides a wide range of services as an agent for our clients, including contract administration, inspection, field testing, scheduling/estimating, instituting project controls and quality assessment. We also may act as the program director of a project whereby on behalf of the owner of the project, we provide scheduling, cost estimating and construction observation services for the project, or our services may be limited to providing construction consulting. We currently serve transportation departments in 19 states and perform toll services in 9 states for both public and private toll clients.

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

The Environmental Services business segment focuses on the delivery of planning, design and construction management services for private and public sector clients related to air quality management, flood insurance studies, energy planning, hazardous and solid waste management, ecological studies, wastewater treatment, water resources, environmental toxicology analysis, aquatic treatment systems, reclaimed water, and water supply and treatment.

The accounting policies of the segments are the same as those described in the notes to the accompanying condensed consolidated financial statements. We evaluate performance based on operating income (loss) of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for the three-month periods ended December 31, 2006 as compared to 2005.

Net earned revenue represents the net effect of gross engineering fees less direct reimbursable expenses. Direct reimbursable expenses are primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints, and equipment where the Company is responsible for procurement and management of such cost components on behalf of the Company’s clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up. Indirect salaries represent wages earned by technical personnel not assigned to client billable projects and administrative and support personnel wages as well.

	Three Months Ended December 31,
(Dollars in thousands) (Unaudited)	2006	% of NER	2005	% of NER

Transportation Services
Engineering fees	$50,295	135.8%	$46,771	128.8%
Direct reimbursable expenses	13,251	35.8	10,470	28.8

Net earned revenues (NER)	37,044	100.0	36,301	100.0
Direct salaries and direct costs	13,780	37.2	12,911	35.6
Indirect salaries	9,350	25.2	7,571	20.9
General and administrative costs	12,922	34.9	12,246	33.7
Gain on recoveries	8	—	(443)	(1.2)
Investigation related expenses	702	1.9	1,633	4.5

Total costs and expenses	36,762	99.2	33,918	93.4

Operating income	$282	0.8%	$2,383	6.6%

Construction Management
Engineering fees	$20,530	122.9%	$21,103	120.5%
Direct reimbursable expenses	3,821	22.9	3,593	20.5

Net earned revenues (NER)	16,709	100.0	17,510	100.0
Direct salaries and direct costs	6,714	40.2	6,736	38.5
Indirect salaries	3,473	20.8	3,343	19.1
General and administrative costs	5,478	32.8	6,354	36.3
Gain on recoveries	3	—	(230)	(1.3)
Investigation related expenses	298	1.8	847	4.8

Total costs and expenses	15,966	95.6	17,050	97.4

Operating income	$743	4.4%	$460	2.6%

Civil Engineering
Engineering fees	$30,718	121.8%	$36,817	116.2%
Direct reimbursable expenses	5,501	21.8	5,128	16.2

Net earned revenues (NER)	25,217	100.0	31,689	100.0
Direct salaries and direct costs	9,374	37.2	11,451	36.1
Indirect salaries	7,313	29.0	5,276	16.6
General and administrative costs	10,485	41.6	9,684	30.6
Gain on recoveries	6	—	(350)	(1.1)
Investigation related expenses	569	2.3	1,291	4.1

Total costs and expenses	27,747	110.0	27,352	86.3

Operating income (loss)	$(2,530)	(10.0)%	$4,337	13.7%

Environmental Services
Engineering fees	$28,171	127.1%	$23,775	123.9%
Direct reimbursable expenses	6,002	27.1	4,583	23.9

Net earned revenues (NER)	22,169	100.0	19,192	100.0
Direct salaries and direct costs	7,469	33.7	6,206	32.3
Indirect salaries	6,131	27.7	4,361	22.7
General and administrative costs	8,324	37.5	7,572	39.5
Gain on recoveries	6	—	(275)	(1.4)
Investigation related expenses	452	2.0	1,009	5.3

Total costs and expenses	22,382	101.0%	18,873	98.3%

Operating income (loss)	$(213)	(1.0)%	$319	1.7%

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Engineering Fees

	Three Months Ended December 31,
(Dollars in thousands)	2006	2005	$ Change	% Change
Transportation Services	$50,295	$46,771	$3,524	7.5%
Construction Management	20,530	21,103	(573)	-2.7%
Civil Engineering	30,718	36,817	(6,099)	-16.6%
Environmental Services	28,171	23,775	4,396	18.5%

Total Engineering Fees	$129,714	$128,466	$1,248	1.0%

Engineering fees for the three-month period ended December 31, 2006, were $129.7 million compared to $128.5 million in the same period in 2005, representing a slight increase of 1.0%. Transportation Services and Environmental Services segments experienced increases in engineering fees, while the Civil Engineering segment experienced a significant decrease in engineering fees. The backlog volumes decreased by less than 1% in the first quarter of fiscal 2007 from $487.4 million at September 30, 2006 to $483.3 million at December 31, 2006.

In the Transportation Services segment, engineering fees increased 7.5% to $50.3 million in the three-month period ended December 31, 2006 from $46.8 million in the same period in 2005. The increase in engineering fees was due to an increase in workload in the National Services group and Western Region Structures Programs resulting primarily from additional projects with the ANGB. The increase in engineering fees for the three-month period ended December 31, 2006 as compared to the same period in 2005 was partly offset by the temporary stoppage on bidding for new jobs with the TxDOT and delays in executing new contracts and contract supplements in the Southeast and Western Regions with several DOT’s and Aviation clients. In the first quarter of fiscal 2007, the backlog volumes of the Transportation Services segment decreased by 3.3% to $232.7 million at December 31, 2006 from $240.7 million at September 30, 2006.

Engineering fees in our Construction Management segment decreased 2.7% to $20.5 million in the three-month period ended December 31, 2006 from $21.1 million in the same period in 2005. The decrease in engineering fees was primarily due to delays in starting projects with Nevada and Colorado DOT and the winter shut down, which occurred sooner than last season. Also contributing to the decrease in engineering fees was the expiration of work authorizations with the Texas Tollway Authority (“TTA”) and the North Texas Turnpike Authority (“NTTA”). The Construction Management Services segment level of backlog volumes increased by 6.4% to $76.3 million at December 31, 2006 from $71.8 million at September 30, 2006.

Engineering fees in our Civil Engineering segment decreased 16.6% to $30.7 million in the three-month period ended December 31, 2006 from $36.8 million in the same period in 2005. The decrease in engineering fees was due primarily to the decline in the residential market, especially in the California and Southwest markets, which affected the engineering components of our private sector land development services. Also impacting the reduction in engineering fees for the three-month period ended December 31, 2006 was the completion, in June 2006, of the work related to the hurricane response projects that hit Florida in calendar years 2004 and 2005. For the three-month period ended December 31, 2005, the Company benefited from the administration and debris removal of the hurricane projects. Partly offsetting the decrease in engineering fees in the three-month period ended December 31, 2006 as compared to the same period last year were additional engineering fees earned from several projects with the Federal Emergency management Agency (“FEMA”). The Civil Engineering level of backlog volumes stayed flat during the first quarter of fiscal 2007. The backlog volumes were $70.6 million and $71.0 million at December 31, 2006 and September 30, 2006, respectively.

Our Environmental Services segment’s engineering fees increased 18.5% to $28.2 million in the three-month period ended December 31, 2006 from $23.8 million in the same period in 2005. The increase in engineering fees was principally due to the EIP acquisition, which was acquired on April 30, 2006. Engineering fees from EIP, following the acquisition, were about $3.8 million in the three-month period ended December 31, 2006. The Environmental Services level of backlog volumes stayed flat during the first quarter of fiscal 2007. The backlog volumes were $103.7 million and $103.9 million at December 31, 2006 and September 30, 2006, respectively.

Net Earned Revenue

	Three Months Ended December 31,
(Dollars in thousands)	2006	2005	$ Change	% Change
Transportation Services	$37,044	$36,301	$743	2.0%
Construction Management	16,709	17,510	(801)	-4.6%
Civil Engineering	25,217	31,689	(6,472)	-20.4%
Environmental Services	22,169	19,192	2,977	15.5%

Total Net Earned Revenues	$101,139	$104,692	$(3,553)	-3.4%

Net earned revenue (“NER”) was $101.1 million during the three-month period ended December 31, 2006 as compared to $104.7 million in the same period in 2005, representing a decrease of 3.4%. The decrease in NER was directly related to the growth in direct reimbursable expenses in relation to the slight increase in engineering fees. Direct reimbursable expenses increased by 20.2%, as explained below, while engineering fees increased by 1.0%, as previously explained.

	Three Months Ended December 31,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$13,251	35.8%	$10,470	28.8%
Construction Management	3,821	22.9%	3,593	20.5%
Civil Engineering	5,501	21.8%	5,128	16.2%
Environmental Services	6,002	27.1%	4,583	23.9%

Total Direct Reimbursable Expenses	$28,575	28.3%	$23,774	22.7%

Direct reimbursable expenses are primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints, and equipment where the Company is responsible for procurement and management of such cost components on behalf of the Company’s clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up. As a percentage of NER, direct reimbursable expenses increased by 5.6% to 28.3% in the three-month period ended December 31, 2006 from 22.7% in the same period in 2005. The increase was driven principally by the Transportation Services and Environmental Services segments as a result of the use of subconsultants supporting the increases in engineering fees for these two segments.

Direct reimbursable expenses for our Transportation Services segment increased as a percentage of NER by 7.0% to 35.8% in the three-month period ended December 31, 2006 from 28.8% in the same period in 2005. This increase was due primarily to the high usage of subconsultants with the new ANGB projects in the National Services group.

In our Construction Management segment, direct reimbursable expenses in the three-month period ended December 31, 2006 increased by 6.3% to $3.8 million from $3.6 million in the same period last year. As a percentage of NER, direct reimbursable expenses increased by 2.4% to 22.9% in the three-month period ended December 31, 2006 from 20.5% in the same period in 2005. This increase was due primarily to the use of subcontractors, pending approval of work assignments.

Direct reimbursable expenses in the Civil Engineering segment increased as a percentage of NER by 5.6% to 21.8% in the three-month period ended December 31, 2006 from 16.2% in the same period in 2005. The increase was primarily due to the substantial use of subconsultants in connection with the FEMA projects, as previously mentioned. The increase was partially offset by a decrease of subconsultants in the private sector land development services and a reduction in travel and meals costs as the result of the completion, in June 2006, of the work related to debris removal from the Florida hurricanes in calendar 2004 and 2005. In the first quarter of fiscal 2006, the Civil Engineering segment incurred direct reimbursable costs, including travel and lodging costs, for the employees overseeing debris removal in the areas affected by the disasters.

Our Environmental Services segment experienced an increase of 31.0% in direct reimbursable expenses in the three-month period ended December 31, 2006 when compared to the same period in 2005. As a percentage of NER, direct reimbursable expenses increased by 3.2% to 27.1% in the three-month period ended December 31, 2006 from 23.9% in the same period in 2005. The increase was due primarily to an increase in the use of subcontractors related to contracts acquired with the EIP acquisition.

Operating Income (Loss)

	Three Months Ended December 31,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$282	0.8%	$2,383	6.6%
Construction Management	743	4.4%	460	2.6%
Civil Engineering	(2,530)	-10.0%	4,337	13.7%
Environmental Services	(213)	-1.0%	319	1.7%

Total Operating Income (Loss)	(1,718)	-1.7%	7,499	7.2%

Gain/Loss on Recoveries and Investigation and Related Costs, net	2,044	2.0%	3,482	3.3%

Total Operating Income before Gain/Loss on Recoveries and Investigation and Related Costs, net	$326	0.3%	$10,981	10.5%

During the three-month period ended December 31, 2006, we incurred an operating loss of $(1.7) million, as compared to operating income of $7.5 million in the same period in 2005, resulting in a negative change of $9.2 million in operating income. The negative change in operating income was due primarily to a decline in business activity, especially in the residential markets of California and the Southwest, which most affected the engineering components of our private sector land development services, delays in starting projects and the temporary stoppage in bidding for new jobs with the TxDOT. Also contributing to the negative results was the strategic retention of professional staff to maintain our readiness response capabilities to any disaster projects and investments in market development. The operating results were also negatively affected by decreases in chargeability across all segments caused by the slowdown in business activity during the first quarter of fiscal 2007. Partly offsetting the negative change in operating results was a decrease of about $1.4 million in gain/loss on recoveries and investigation and related costs, net in the three-month period ended December 31, 2006 as compared to the same period last year. All segments, except Construction Management, had decreases in operating income in the three-month period ended December 31, 2006 as compared to the same period in 2005. Operating income (loss), as a percentage of NER was (1.7%) in the three-month period ended December 31, 2006, as compared to operating income of 7.2% in the same period in 2005, representing a negative change of 8.9%. All segments, except Construction Management, experienced decreases in operating income as a percentage of NER, in the three-month period ended December 31, 2006 as compared to the same period in 2005.

We believe that operating income (loss) before gain/loss on recoveries and investigation and related costs, net is a useful measure in evaluating our results of operations because the recoveries and investigation and related costs are unusual items which do not reflect the costs or revenues of our provision of services in the given year. While the misappropriation occurred over a long period, the recoveries and investigation costs are realized when recovered or incurred and not in relation to the period when the misappropriation occurred. We believe this measure is helpful for us and for our investors to evaluate the results of our operations and make comparisons between periods.

Operating income before gain/loss on recoveries and investigation and related costs, net was about $326,000 in the three-month period ended December 31, 2006, as compared to operating income of $11.0 million in the same period in 2005, resulting in a decrease in operating income of $10.7 million. The decrease in operating income before gain/loss on recoveries and investigation and related costs, net was due primarily to a decline in business activity, especially in the residential markets of California and the Southwest, which most affected the engineering components of our private sector land development services, delays in starting projects and the temporary stoppage in bidding for new jobs with the TxDOT. Also contributing to the decrease in operating income was the strategic retention of professional staff to maintain our readiness response capabilities to any disaster projects and investments in market development. The decrease in operating results was also affected by decreases in chargeability across all segments caused by the slowdown in business activity during the first quarter of fiscal 2007. The operating income before gain/loss on recoveries and investigation and related costs, net, as a percentage of NER, for the three-month period ended December 31, 2006, was 0.3%, as compared to operating income before gain/loss on recoveries and investigation and related costs, net of 10.5% in the same period in 2005, representing a decrease of 10.2%. Gain/loss on recoveries and investigation and related costs, net are treated as corporate overhead costs, and as such, are allocated to each respective segment. The allocation is based on the segments’ proportionate share of general and administrative (“G&A”) costs to total Company G&A costs.

As a percentage of NER, the Transportation Services segment experienced an operating income of 0.8% in the three-month period ended December 31, 2006, as compared to operating income of 6.6% in the same period in 2005, representing a decrease of 5.8%. The decrease in operating income was primarily due to the temporary stoppage in bidding for new jobs with the TxDOT. To a lesser extent, delays in executing new contracts and contract supplements in the Southeast and Western Regions with DOT’s and several Aviations clients also contributed to the decrease in operating income. Partly offsetting the decrease in operating income was a decrease in the allocation of gain/loss on recoveries and investigation and related costs, net in the three-month period ended December 31, 2006 as compared to the same period last year. As a percentage of NER, the Transportation Services segment incurred operating income before gain/loss on recoveries and investigation and related costs, net of 2.7%, in the three-month period ended December 31, 2006, as compared to operating income before gain/loss on recoveries and investigation and related costs, net of 9.8% in the same period last year, representing a decrease of 7.1%.

The Construction Management segment experienced operating income, as a percentage of NER, of 4.4% in the three-month period ended December 31, 2006, as compared to 2.6% in the same period in 2005, representing an increase of 1.8%. The increase was primarily the result of improvements in general and administrative costs, resulting from settlements of vehicle insurance claims, and a decrease in the allocation of gain/loss on recoveries and investigation and related costs, net for the three-month period ended December 31, 2006 as compared to the same period in 2005. This increase was mostly offset by delays in starting projects with State DOT’s and the severe winter impact, which started earlier and lasted longer than last year. Operating income before gain/loss on recoveries and related costs, net, as a percentage of NER, stayed flat at 6.2% in the three-month periods ended December 31, 2006 and 2005, respectively.

The Civil Engineering segment incurred an operating loss of $(2.5) million in the three-month period ended December 31, 2006, as compared to operating income of $4.3 million in the same period in 2005, resulting in a negative change in operating income of $6.8 million The negative change in operating results was primarily due to the decrease in engineering fees, as previously explained, and to an increase in indirect salaries resulting from the strategic investment in growing the Federal market program and the retention of professional staff to maintain our readiness response capabilities to any disaster project. To a lesser extent, the less than optimum chargeability within the engineering components of the private sector also contributed to the increase in indirect salaries and to the negative results for the current quarter. For the three-month ended December 31, 2006, the Civil Engineering segment incurred an operating loss before gain/loss on recoveries and investigation and related costs, net of $(2.0) million as compared to operating income before gain/loss on recoveries and investigation and related costs, net of $5.3 million in the same period last year.

The Environmental Services segment experienced an operating loss of $(213,000) in the three-month period ended December 31, 2006, as compared to operating income of about $319,000 in the same period last year. The decrease in operating income (loss) was primarily the result of an increase in indirect salaries from the retention of professional staff caused by delays in executing contracts and to a lesser extent investing in market development. Also contributing to the decrease in operating income was a less than desirable chargeability factor caused by a slowdown in business. As a percentage of NER, the Environmental Services segment operating income (loss) before gain/loss on recoveries and investigation and related costs, net was 1.1%, in the three-month period ended December 31, 2006, as compared to operating income (loss) before gain/loss on recoveries and investigation and related costs, net of 5.5% in the same period in 2005, representing a decrease of 4.4%.

Costs

Costs consist principally of direct salaries that are chargeable to clients and overhead and general and administrative expenses.

Direct Salaries and Direct Costs

	Three Months Ended December 31,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$13,780	37.2%	$12,911	35.6%
Construction Management	6,714	40.2%	6,736	38.5%
Civil Engineering	9,374	37.2%	11,451	36.1%
Environmental Services	7,469	33.7%	6,206	32.3%

Total Direct Salaries and Direct Costs	$37,337	36.9%	$37,304	35.6%

Direct salaries and direct costs primarily include direct salaries and to a lesser extent unreimburseable direct costs. Direct salaries and direct costs remained relatively flat at $37.3 million in the three-month period ended December 31, 2006 and the same period in 2005. As a percentage of NER, direct salaries and direct costs experienced an increase of 1.3% to 36.9% in the three-month period ended December 31, 2006 from 35.6% in the same period in 2005.

As a percentage of NER, direct salaries and direct costs in the Transportation Services segment increased by 1.6% to 37.2% in the three-month period ended December 31, 2006 from 35.6% in the same period in 2005. This increase was due primarily to direct salaries incurred prior to execution of new contracts.

Direct salaries and direct costs in the Construction Management segment stayed flat at $6.7 million in the three-month periods ended December 31, 2006 and 2005, respectively. As a percentage of NER, direct salaries and direct costs increased by 1.7% to 40.2% in the three-month period ended December 31, 2006 from 38.5% in the same period in 2005. This increase is due to labor costs incurred in anticipation of approval of projects.

Direct salaries and direct costs decreased by 18.1% in the three-month period ended December 31, 2006 as a result of the decrease in engineering fees. As a percentage of NER, direct salaries and direct costs in the Civil Engineering segment increased by 1.1% to 37.2% in the three-month period ended December 31, 2006 from 36.1% in the same period in 2005. This increase was caused primarily by professional staff working on jobs in anticipation of contract supplements or new contracts not executed at the end of the current quarter.

Direct salaries and direct costs in the Environmental Services segment increased 20.4% to $7.5 million in the three-month period ended December 31, 2006 from $6.2 million in the same period in 2005. This increase was due primarily to the professional staff added with the acquisition of EIP, as previously explained.

General and Administrative Costs, including Indirect Salaries

The other component of costs is indirect costs, which include indirect salaries, and general and administrative costs.

	Three Months Ended December 31,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$9,350	25.2%	$7,571	20.9%
Construction Management	3,473	20.8%	3,343	19.1%
Civil Engineering	7,313	29.0%	5,276	16.6%
Environmental Services	6,131	27.7%	4,361	22.7%

Total Indirect Salaries	$26,267	26.0%	$20,551	19.6%

Indirect salaries increased 27.8% to $26.3 million in the three-month period ended December 31, 2006 from $20.6 million in the same period in 2005. Indirect salaries as a percentage of NER increased by 6.4% to 26.0% in the three-month period ended December 31, 2006 from 19.6% in the same period in 2005.

Indirect salaries for the Transportation Services segment increased 23.5% to $9.4 million in the three-month period ended December 31, 2006 from $7.6 million in the same period in 2005. Transportation Services experienced an increase in indirect salaries as a percentage of NER of 4.3% to 25.2% in the three-month period ended December 31, 2006 from 20.9% in the same period in 2005. The increase in indirect salaries was due primarily to the temporary work stoppage in obtaining new jobs with the TxDOT and delays in executing new contracts and contract supplements with NCDOT and several aviation related clients. To a lesser extent, the Transportation Services segment also experienced low chargeability in several groups within the National Services group.

The Construction Management segment experienced an increase in indirect salaries of 3.9% to $3.5 million in the three-month period ended December 31, 2006 from $3.3 million in the same period in 2005. As a percentage of NER, indirect salaries increased by 1.7% to 20.8% in the three-month period ended December 31, 2006 from 19.1% in the same period in 2005. This increase was due as a result of delays in getting new contracts in the Western and Central Regions and work stoppage resulting from the severe winter weather experienced in the current fiscal quarter, which started earlier than last year.

Indirect salaries for the Civil Engineering segment increased 38.6% to $7.3 million in the three-month period ended December 31, 2006 from $5.3 million in the same period in 2005. As a percentage of NER, indirect salaries increased by 12.4% to 29.0% in the three-month period ended December 31, 2006 from 16.6% in the same period in 2005. The increase was primarily due to the strategic investment initiative to grow the Federal market program and the retention of our professional staff in maintaining our readiness capabilities to respond to disaster projects. To a lesser extent, the less than optimum chargeability within the engineering components of the private sector also contributed to the increase in indirect salaries.

The Environmental Services segment experienced an increase in indirect salaries of 40.6% to $6.1 million in the three-month period ended December 31, 2006 from $4.4 million in the same period in 2005. As a percentage of NER, indirect salaries increased by 5.0% to 27.7% in the three-month period ended December 31, 2006 from 22.7% in the same period in 2005. The increase in indirect salaries was primarily due to the addition of professional staff with the EIP acquisition and to the retention of technical staff caused by delays in executing contracts and to a lesser extent investing in market development. Also contributing to the increase in indirect salaries was a lower chargeability caused by a slowdown in business activity.

	Three Months Ended December 31,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$12,922	34.9%	$12,246	33.7%
Construction Management	5,478	32.8%	6,354	36.3%
Civil Engineering	10,485	41.6%	9,684	30.6%
Environmental Services	8,324	37.5%	7,572	39.5%

Total General & Administrative Costs	$37,209	36.8%	$35,856	34.2%

General and administrative (“G&A”) costs increased 3.8% to $37.2 million in the three-month period ended December 31, 2006 from $35.9 million in the same period in 2005. G&A, as a percentage of NER, increased by 2.6% to 36.8% in the three-month period ended December 31, 2006 from 34.2% in the same period in 2005. The Transportation Services and Civil Engineering segments experienced increases in G&A as a percentage of NER in the three-month period ended December 31, 2006 as compared to the same period in 2005. The majority of the increase is primarily related to increased legal settlements of $1.9 million, vehicle and equipment leases and related expenses of $429,000, rent expense for real estate of $318,000, resulting primarily from lease renewals at higher rates and bad debt expenses of $250,000. We also incurred additional increases in software and computer supplies, depreciation and amortization and communication expenses. These increases were partly offset by a decrease in incentive compensation of $2.5 million. Most of these costs are generally considered corporate costs which benefit all segments and are allocated to the respective segments based on the individual segments’ proportionate share of G&A costs as compared to total Company G&A costs.

Gain on Recoveries and Investigation and Related Costs

During the three-month period ended December 31, 2006, the Company recorded a loss on recoveries of $23,000, consisting of losses on disposal of assets held for sale of approximately $111,000 net of $88,000 in recoveries of embezzled funds. The Company also incurred approximately $2.0 million in costs to investigate and quantify the impact of the embezzlement, and in costs related to the recovery and maintenance of certain assets. During the three-month period ended December 31, 2005, the Company recorded a gain from recovered assets totaling $1.3 million and incurred approximately $4.8 million in costs. We have not discovered and do not expect to discover any additional misappropriations, and therefore, we have not recorded any misappropriation losses for the three-month periods ended December 31, 2006 and 2005. The gain from recovered assets and the investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of G&A costs to total Company G&A costs.

Income Taxes

The provision for income taxes (benefit) was $(689,000) and $3.6 million, which represented effective tax rates of (32.7)% and 50.7% for the three-month periods ended December 31, 2006 and 2005, respectively.

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

2. Financial Condition and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities totaled $6.8 million in the three-month period ended December 31, 2006 as compared to net cash used in operating activities of $9.8 million in the same period in 2005, representing an improvement of $3.0 million. The improvement in net cash used in operating activities was due primarily to the decrease in accounts receivable resulting from the excess of cash collections over billings during the three-month period ended December 31, 2006. Also contributing to the improvement was a smaller decrease in accounts payable and accrued expenses at December 31, 2006 from September 30, 2006 in comparison to the larger decrease in accounts payable and accrued expenses in the comparable periods in 2005. The decrease was primarily the result of a smaller payment for incentive compensation accruals in the first quarter of fiscal 2007 relative to the payment made in the same period in fiscal 2006 and a slowdown in activity related to the misappropriation loss. The improvements in cash used in operating activities were partly offset by the Company’s cash flows from projects being negatively impacted by declining business activity in all segments, delays in getting jobs, the temporary stoppage on bidding for new jobs with the TxDOT, retention of professional staff in anticipation of disaster projects and lower chargeability. The improvements in net cash used in operating activities during the three-month period ended December 31, 2006 as compared to the same period last year was also impacted by a reduction in the accrued reimbursement liability. The reduction in accrued reimbursement liability was due primarily to a payment to the FDOT in the amount of $4.4 million in the three-month period ended December 31, 2006.

Approximately 80% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contracts. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. Unbilled fees decreased 3.6% to $60.5 million at December 31, 2006 from $62.8 million at September 30, 2006, as a result of improvements in permitted billings in the three-month period ended December 31, 2006.

Accounts receivable decreased 10.9% to $75.9 million at December 31, 2006 from $85.2 million at September 30, 2006 primarily due to cash collections. The allowance for doubtful accounts increased by about $250,000 to $2.1 million at December 31, 2006 from $1.8 million at September 30, 2006.

During fiscal year 2007, we have incurred additional costs in connection with the investigations and with the restatement of our previously issued consolidated financial statements. We expect to incur approximately $2.1 million during the remaining nine months of fiscal year 2007 in investigation related legal expenses and approximately $300,000 in overhead rate and financial statement audit related expenses during the remaining nine months of fiscal year 2007.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.5 million and $2.0 million for the three-month periods ended December 31, 2006 and 2005, respectively. Investing activity was primarily related to property and equipment purchases, such as survey equipment, computer equipment, system software, furniture, and leasehold improvements.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three-month period ended December 31, 2006 was $9.8 million, as compared to net cash used in financing activities of $3.2 million in the same period in 2005. The change from net cash used in financing activities in the three-month period ended December 31, 2005 to net cash provided by financing activities in the three-month period ended December 31, 2006 was primarily attributable to $12.4 million in additional net borrowings under our line of credit and a decrease in payments for repurchase of shares. Partly offsetting the increase in cash provided by financing activities was a decrease in proceeds from sale of common stock. As previously explained, the Company did not offer any common stock to its employees in fiscal 2007.

Capital Resources

We have a $58 million line of credit agreement, inclusive of $10 million in letters of credit, with Bank of America, N.A. (the “Bank”). The original expiration date on the line of credit is June 30, 2008. The letters of credit reduce the maximum amount available for borrowing. As of December 31, 2006 and September 30, 2006, we had letters of credit outstanding totaling $2.3 million and $4.3 million, respectively. As of December 31, 2006 and September 30, 2006, we had letters of credit for $2.2 million to guarantee insurance payments. In addition, in the second quarter of 2006, we issued a letter of credit which expired in November 2006, for $2.0 million to cover risk of insolvency for the FDOT. No amounts have been drawn on any of these letters of credit. As a result of the issuance of these letters of credit and outstanding borrowings, the maximum amount available for borrowing under the line of credit was $42.2 million and $52.6 million as of December 31, 2006 and September 30, 2006, respectively. As of December 31, 2006, debt outstanding under our line of credit has increased primarily due to payments made to clients for overhead reimbursements and vendors and consultants. Although our most significant source of cash has historically been generated from operations, in the event that cash flows from operations are insufficient to cover our working capital needs, we would access our revolving line of credit facility.

The interest rate (5.85% and 5.82% at December 31, 2006 and September 30, 2006, respectively) ranges from LIBOR plus 50 basis points to Prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to Prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio of earnings before interest, taxes, depreciation, and amortization to funded debt. The Company was in compliance with or obtained a waiver of default of the line of credit financial covenants as of December 31, 2006. The line of credit is collateralized by substantially all of the Company’s assets.

On March 19, 2001, the Company entered into a mortgage note with an original principal amount of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 6.00% and 5.98% at December 31, 2006 and September 30, 2006, respectively. Our adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%.

Our capital expenditures are generally for purchases of property and equipment. The Company spent $2.4 million and $1.9 million on such expenditures for the three-month period ended December 31, 2006 and 2005, respectively.

The Company carries insurance to cover fiduciary and crime liability. The policy is renewed on an annual basis and was in effect for the periods in which the Participants misappropriated funds of the Company. The stated aggregate limits for the annual policies from March 2002 through April 2005 are $22.0 million. The Company filed a claim under the annual policy for the period ending in April 2005 (the “2005 Policy”), to recover some of the misappropriation losses which resulted from the embezzlement. In January 2007, we received $2.0 million, the stated limit under the 2005 Policy. The Company will be filing additional claims under each of the annual policies for the periods starting in 1992 through 2004. At the present time, the Company is unable to predict the likely outcome of these claims.

A stock window usually takes place on an annual basis for a one week period during the month of March. The Company suspended the stock window for March 2006 until the final impact of the restatement of the Company’s condensed consolidated financial statements was determined and all SEC filing regulations are met such as, the timely filing of quarterly and annual reports.

The stock window also allowed existing shareholders to offer shares of common stock for sale to the Company. Under the corporate by-laws, the Company has the first right of refusal to purchase these shares. If the Company declines to purchase the offered shares, they are offered to the Employee Profit Sharing and Stock Ownership Plan and Trust (ESOP) and then to all shareholders who are employees.

The Company cancelled the stock window for fiscal 2007 because the Company was not current in filing its quarterly reports for fiscal 2007 with the SEC. Instead the Company authorized an internal market window (“internal window”) for employee shareholders to purchase and sell shares of the Company. The Company facilitated this internal window by matching employee shareholders who wished to purchase and sell shares at the September 30, 2006 valuation price of $24.34. The Company had the option, but not the obligation, to purchase any unmatched sell shares that employee shareholders wished to sell and which did not have a matching employee shareholder purchaser. The internal window started on July 2, 2007 and ended on July 27, 2007. Eligible buyers were employees and directors of the Company and the Company’s ESOP. At the end of the internal window, there were unmatched sell shares. The Company did not exercise its right to purchase the unmatched sell shares. The unmatched sell shares were next offered to the Company’s ESOP, which agreed to purchase all of the unmatched sell shares.

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

4. Related Party Transactions

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

Pursuant to the Company’s by-laws, the Company is permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006, the Company repurchased 46,000 shares and 3,400 shares, respectively, of the Company’s stock from Richard Wickett and Kathryn Wilson in the original principal amounts of $1.2 million and $92,000, respectively. The shares were repurchased for $27.00 per share which represents the September 30, 2004 share price, pending completion of the valuation of the Company’s stock as of September 30, 2005. At December 31, 2006, the Company had an accrual of $49,400 for the difference between the purchase price and the September 30, 2005 valuation price of $28.00. At December 31, 2006, the promissory notes bear interest at the rate of 8.25% per annum and such rate is adjusted to the then current prime rate on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance. The balances of the notes and the accrual for the stock price differential were $1.4 million at December 31, 2006 and September 30, 2006, and were included in other liabilities in the accompanying condensed consolidated balance sheets.

On February 13, 2007, the Company repurchased an additional 46,607 shares of the Company’s stock from Richard Wickett, in the original principal amount of approximately $1.0 million, by issuing a promissory note. The additional shares were purchased for $22.40 which represented 80% of the September 30, 2005 valuation price, pending completion of the valuation of the Company’s stock as of September 30, 2006. In May 2007, the September 30, 2006 valuation was completed establishing a valuation price of $24.34 per share. During the second fiscal quarter of 2007, the Company recorded an additional accrual for the difference between the purchase price and the September 30, 2006 valuation price. The 2007 promissory note currently bears interest at the rate of 8.25% per annum and such rate is adjusted to the then current prime rate on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

Both notes are subject to the Company’s right of set off, which permits the Company to set off all claims it may have against the payee against amounts due and owing under the notes.

During the third quarter of fiscal year 2007, as permitted under certain conditions pursuant to the terms of the agreement, the Company discontinued payments, and the provision of other benefits, to Richard Wickett under his Supplemental Retirement Agreement. Mr. Wickett has the right to appeal the decision. The projected benefit obligation remains accrued as deferred compensation in the accompanying condensed consolidated balance sheets.

On June 1, 2007, the Company repurchased 21,500 shares of the Company’s stock from a retiring employee for approximately $523,000, comprised of $104,000 in cash and a note in the amount of $419,000. The note bears interest at 8.25% per annum and is adjusted to the then current prime rate of Bank of America on December 31st, of each year. Principal payments of $105,000 and accrued interest are due each year on the anniversary of the note commencing on June 1, 2008 and ending June 1, 2011. The Company paid off the entire note balance in August 2007.

In July 2007, pursuant to the Company’s by-laws, the Company did not exercise its right of first refusal to redeem the shares offered for redemption by John Shearer, our former National Service Director and Senior Vice President. In accordance with the Company’s by-laws, the shares were next offered to our ESOP plan; the ESOP plan has agreed to redeem the shares over the course of five years. The first annual installment of 54,567 shares was redeemed on July 8, 2007 at the established valuation price of $24.34 for a total of $1.3 million. Subsequent annual installments of 10,940, 33,261, 33,261 and 33,261 shares will be redeemed in the second quarter of each fiscal year beginning with fiscal year 2008 by our ESOP plan at a price per share established by future valuations of the Company’s shares.

5. Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Company’s financial statements for the fiscal year ending September 30, 2009, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on the Company’s condensed consolidated financial statements.

In September 2006, FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is required to adopt the recognition and related disclosure provisions of SFAS 158 beginning with our fourth quarter of the fiscal year ending September 30, 2007. If the Company had applied SFAS 158 at the end of fiscal year 2006, using the Company’s September 30, 2006 actuarial valuation, we would have recorded a pre-tax charge to accumulated other comprehensive income totaling $876,000 ($545,000 after tax) representing the difference between the funded status of the plan based on the projected benefit obligation and the amounts recorded in the accompanying condensed consolidated balance sheet at September 30, 2006. The Company is also required to adopt the measurement provisions of SFAS 158 for the fiscal year ending September 30, 2009. This provision requires companies to measure plan assets and benefit obligations as of the date of the company’s fiscal year-end. No change in measurement dates will be necessary since the Company currently meets this requirement.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS 157 will be effective for the Company for the fiscal year ending September 30, 2009. The Company does not believe the adoption of SFAS 157 will have a material impact on its condensed consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 will be effective for the Company for the fiscal year ending September 30, 2007. We have adopted SAB 108 in our first quarter of fiscal 2007. The adoption of SAB 108 did not have a material impact on our condensed consolidated financial statements.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN 48”). This interpretation establishes guidelines and thresholds that must be met for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for the Company for fiscal year ending September 30, 2008. The Company is currently evaluating the impact of adopting FIN 48 on its condensed consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“ FSP 115-1 and 124-1”) which address the determination as to when an investment is impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 and 124-1 amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 and 124-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 and 124-1 did not have a material impact on our condensed consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”),”Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in the first annual reporting period beginning after December 15, 2005. We early adopted SFAS 154 in fiscal year ended September 30, 2005, and have reported and disclosed the correction of errors in our previously reported consolidated financial statements in accordance with SFAS 154. The other reporting and disclosure requirements of SFAS 154 did not have a material impact on our condensed consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period beginning after December 2005, with early adoption encouraged. We have adopted SFAS 123(R) in our first quarter of fiscal year 2007, beginning October 1, 2006. The adoption of SFAS 123(R) resulted in the reclassification of the balance of unvested restricted stock, in the amount of $3.1 million, as a credit to unearned compensation in stockholders’ equity and a corresponding reduction to retained earnings for the same amount in the accompanying condensed consolidated balance sheet as of December 31, 2006.

6. Critical Accounting Policies

For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended September 30, 2006.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk through outstanding balances on our variable rate debt. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans, refinancing with fixed rate permanent debt or obtaining cash flow hedges. We do not hold market-risk sensitive instruments for trading purposes. We do not hold financial instruments or derivative commodity instruments to hedge any market risk, nor do we currently plan to employ them in the near future.

The interest rate on the mortgage note was 6.00% and 5.98% at December 31, 2006 and September 30, 2006, respectively. Our adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%.

The interest rate (5.85% and 5.82% at December 31, 2006 and September 30, 2006, respectively) on our revolving line of credit ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. We mitigate interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit. As of December 31, 2006, the fair value of the debt approximates the outstanding principal balance due to the variable rate nature of such instruments.

The interest rates under our revolving line of credit and mortgage note are variable and accordingly we have exposure to market risk. To the extent that we have borrowings outstanding, there is market risk relating to the amount of such borrowings. We estimate that a one-percentage point increase in interest rates for debt outstanding of $20.9 million as of December 31, 2006 would have resulted in additional annualized interest costs of approximately $290,000. As of July 31, 2007, debt outstanding has decreased to $15.4 million primarily due to the pay down of our line of credit from cash from operations. We estimate that a one-percentage point increase in interest rates for this debt would result in additional annualized interest costs of approximately $154,000.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Audit Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon, and as of the date of, this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, because of the material weaknesses discussed below. In light of the material weaknesses described below, the Company performed additional procedures to ensure that the condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Material Weakness in Internal Control Over Financial Reporting

A material weakness (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. The Company identified the following material weaknesses:

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

Status of Remediation of Prior Year and Currently Identified Material Weaknesses

We have implemented several changes to our internal control over financial reporting in response to the material weaknesses identified in our 2006 Form 10-K and those described above. To address the material weaknesses, we have implemented the following procedures:

•	We have emphasized certain controls and improved the controls designed to safeguard our cash assets and have implemented additional segregation of duties.

•	We have enhanced our expertise by hiring new accounting and finance personnel with substantial knowledge of financial accounting principles and procedures

•	We have engaged consultants with significant expertise in the areas of income tax and governmental accounting to advise and provide support in these areas.

•	Controls have been enhanced to restrict access to software, operating systems and Company data along with a review of access privileges.

•	We have hired and will continue to hire additional internal audit professionals who are responsible for performing the fraud risk assessment and monitoring the Company’s internal controls.

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

In July 1998, we entered into an agreement with West Frisco Development Corporation (“WFDC”) to provide various services, among which was a flood plain study to be used by WFDC, the City of Frisco and FEMA. In 2003, the City of Frisco retained the services of a third-party architecture and engineering firm in connection with the extension and widening of Teel Road which lies within the greater drainage basin included in the Company’s original flood plain study. This architecture and engineering firm’s assessment of the flood plain study determined that the Company used incorrect assumptions when calculating the size of the drainage culverts required for the increased development of the area’s transportation infrastructure. Based on this assessment, the Company has entered into negotiations with the City of Frisco to correct the drainage needs to support the Teel Road expansion project. As a result, the Company had recorded an estimated liability of $3.1 million to cover the costs associated with correcting the drainage needs of the Teel Road expansion project. Included in this estimate is the purchase of a parcel of land for $1.5 million, the remaining balance of $1.6 million is reflected in other liabilities in the accompanying condensed consolidated balance sheets as of December 31, 2006 and September 30, 2006.

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

The settlements described above, net of settlements paid in fiscal year 2006 and the three-month period ended December 31, 2006, are included in the accrued reimbursement liability in the Company’s condensed consolidated financial statements at December 31, 2006. We are in discussions with our remaining government clients to enter into settlement agreements in order to satisfy any refund obligations, which are in various stages of settlement.

Our Board of Directors, with the assistance of the Audit Committee, instituted immediate corrective actions and continue to implement long-term measures to implement new financial controls and establish procedures to safeguard assets and to establish more accurate accounting and financial reporting practices. These long-term measures were included within our Ethics and Compliance Program.

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

In the three-month period ended December 31, 2006, we derived approximately 20.0% of our engineering fees from various districts and departments of the FDOT and the TxDOT under numerous contracts. While we believe the loss of any individual contract would not have a material adverse effect on our results of operations and would not adversely impact our ability to continue work under our other contracts with these clients, the loss of all the FDOT or the TxDOT contracts would have a material adverse effect on our results of operations by causing a material decrease in our engineering fees and profits.

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

Our employees are our most valuable resource. Many of our technical personnel are highly specialized in their respective disciplines. Since we derive substantially all of our engineering fees from services performed by our professional staff, our failure to retain and attract professional staff could negatively impact our ability to complete our projects and secure new contracts.

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

We suspended the stock window for March 2006 until the final impact of the restatement of the Company’s condensed consolidated financial statements was determined and all SEC filing regulations are met such as, the timely filing of quarterly and annual reports. The Company cancelled the stock window for fiscal 2007 because the Company was not current in filing its quarterly reports for fiscal 2007 with the SEC. Instead the Company authorized an internal market window (“internal window”) for employee shareholders to purchase and sell shares of the Company. The Company facilitated this internal window by matching employee shareholders who wished to purchase and sell shares at the September 30, 2006 valuation price of $24.34. The Company had the option, but not the obligation, to purchase any unmatched sell shares that employee shareholders wished to sell and which did not have a matching employee shareholder purchaser. The internal window started on July 2, 2007 and ended on July 27, 2007. Eligible buyers were employees and directors of the Company and the Company’s ESOP. At the end of the internal window, there were unmatched sell shares. The Company did not exercise its right to purchase the unmatched sell shares. The unmatched sell shares were next offered to the Company’s ESOP, which agreed to purchase all of the unmatched sell shares.

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

ITEM 2.	Issuer Purchases of Equity Securities by Issuer and Affiliated Purchasers

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October 1—October 31	38,512	$28.09	—	—
November 1—November 30	27,308	$25.83	—	—
December 1—December 31	29,648	$25.52	—	—

Total	95,468	$26.64	—	—

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

A list of exhibits to this Report is set forth in the Exhibit Index appearing elsewhere in this Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The PBSJ Corporation
(Registrant)

Dated:	September 21, 2007	/s/ John B. Zumwalt III
John B. Zumwalt
Chairman of the Board and
Chief Executive Officer

Dated:	September 21, 2007	/s/ Donald J. Vrana
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