Form 10-Q
period 2007-03-31
PBSJ CORP /FL/
filed 2007-09-21
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

THE PBSJ CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2007

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

THE PBSJ CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except shares and per share amounts)	March 31, 2007	September 30, 2006
Assets:
Current Assets:
Cash and cash equivalents	$15	$10
Accounts receivable, net	82,376	85,210
Unbilled fees	71,757	62,770
Assets held for sale	468	4,235
Other current assets	5,536	3,609

Total current assets	160,152	155,834
Property and equipment, net	40,335	40,238
Cash surrender value of life insurance	10,516	10,055
Deferred income taxes	7,106	10,022
Goodwill	22,006	21,692
Intangible assets, net	1,085	1,678
Other assets	5,145	5,430

Total assets	$246,345	$244,949

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued expenses	$71,841	$87,355
Liabilities related to assets held for sale	—	2,099
Accrued reimbursement liability	15,502	28,183
Current portion of long-term debt	29,006	1,644
Current portion of capital lease obligations	347	274
Accrued vacation	11,832	12,173
Billings in excess of costs	4,327	4,654
Deferred income taxes	26,828	19,740

Total current liabilities	159,683	156,122
Long-term debt, less current portion	6,652	6,909
Capital leases, less current portion	547	776
Deferred compensation	13,033	12,780
Other liabilities	7,940	9,451

Total liabilities	187,855	186,038

Stockholders’ Equity:
Common stock, par value $0.00067, 15,000,000 shares authorized, 6,666,003 and 6,849,214 shares issued and outstanding at March 31, 2007 and September 30, 2006, respectively	5	5
Retained earnings	60,370	64,052
Accumulated other comprehensive loss	(1,778)	(1,914)
Unearned compensation and other	(107)	(3,232)

Total stockholders’ equity	58,490	58,911

Total liabilities and stockholders’ equity	$246,345	$244,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PBSJ CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands, except per share amounts)	2007	2006	2007	2006
Earned revenue:
Engineering fees	$147,170	$133,751	$276,884	$262,217
Direct reimbursable expenses	28,092	26,550	56,667	50,324

Net earned revenue	119,078	107,201	220,217	211,893

Costs and expenses:
Direct salaries and direct costs	44,262	40,617	81,599	77,921
General and administrative expenses, including indirect salaries	65,206	61,299	128,682	117,706
Insurance proceeds and gain on recoveries	(2,000)	(451)	(1,977)	(1,749)
Investigation and related costs	1,218	3,335	3,239	8,115

Total costs and expenses	108,686	104,800	211,543	201,993

Operating income	10,392	2,401	8,674	9,900

Other income (expenses):
Interest expense	(157)	(484)	(562)	(957)
Other, net	28	127	45	263

Total other income (expenses)	(129)	(357)	(517)	(694)

Income before income taxes	10,263	2,044	8,157	9,206

Provision for income taxes	4,815	1,038	4,126	4,672

Net income	$5,448	$1,006	$4,031	$4,534

Net income per share:
Basic	$0.88	$0.15	$0.65	$0.66

Diluted	$0.82	$0.14	$0.60	$0.62

Weighted average shares outstanding:
Basic	6,162	6,776	6,218	6,893

Diluted	6,618	7,247	6,682	7,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PBSJ CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
(Dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$4,031	$4,534
Adjustments to reconcile net income to net cash (used in) operating activities:
Increase (decrease) in cash surrender value of life insurance	(114)	371
Depreciation and amortization	5,664	5,282
Loss (gain) on sale of property and equipment	2	(35)
Gain from shares recovered	—	(537)
Provision for bad debt and unbillable amounts	322	309
Provision for deferred income taxes	9,922	11,424
Provision for and amortization of deferred compensation	924	749
Change in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	2,510	1,468
Increase in unbilled fees and billings in excess of costs	(9,314)	(4,144)
Decrease in assets held for sale	3,767	4,376
Increase in other current assets	(1,927)	(3,287)
Decrease (increase) in other assets	285	(380)
Decrease in accounts payable and accrued expenses	(16,626)	(30,146)
Decrease in liabilities of assets held for sale	(2,099)	(2,120)
(Decrease) increase in accrued reimbursement liability	(12,681)	4,481
(Decrease) increase in accrued vacation	(341)	145
(Decrease) increase in other liabilities	(1,558)	480

Net cash used in operating activities	(17,233)	(7,030)

Cash flows from investing activities:
Investment in life insurance policies	(347)	(370)
Acquisitions and purchase price adjustments, net of cash acquired	(314)	(40)
Purchases of marketable securities	—	(21)
Proceeds from the sale of property and equipment	6	34
Purchase of property and equipment	(5,142)	(4,624)

Net cash used in investing activities	(5,797)	(5,021)

Cash flows from financing activities:
Borrowings under line of credit	134,771	7,766
Payments under line of credit	(107,409)	(7,766)
Principal payments under mortgage note payable	(257)	(152)
Principal payments under capital lease obligations	(190)	(206)
Common stock:
Proceeds from shareholder loan	15
Proceeds from sale	—	4,276
Payments for repurchase	(3,895)	(14,403)

Net cash provided by (used in) financing activities	23,035	(10,485)

Net increase (decrease) in cash and cash equivalents	5	(22,536)
Cash and cash equivalents at beginning of period	10	22,556

Cash and cash equivalents at end of period	$15	$20

Non-cash investing and financing activities:
Property and equipment financed under capital leases	$34	$331
Change in fair value of marketable securities available for sale	$—	$23
Payable to former shareholders for repurchase of stock	$205	$1,670
Notes payable issued in exchange for shares	$1,044	$1,335
Cash paid for interest	$1,165	$99
Cash paid for income taxes	$1,759	$2,602

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the interim period contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of The PBSJ Corporation (the “Company”) as of March 31, 2007 and the results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2006. The accounting policies followed for interim financial reporting are the same as disclosed in Note 1 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. The results of operations for the three-month and six-month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the fiscal year.

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

Basic and Diluted Earnings Per Share

A reconciliation of the number of shares used in computing basic and diluted earnings per share follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Shares in thousands)	2007	2006	2007	2006
Weighted average shares outstanding - Basic	6,162	6,776	6,218	6,893
Effect of dilutive unvested restricted stock	456	471	464	472

Weighted average shares outstanding - Diluted	6,618	7,247	6,682	7,365

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

Capital Structure

The by-laws of the Company require that common stock held by employee shareholders who terminate employment with the Company be offered for sale at fair market value to the Company, which has right of first refusal. Should the Company decline to purchase the shares, the shares must next be offered to the Company’s profit sharing and employee stock ownership plans at fair market value, and then ultimately to shareholders who are employees of the Company. The by-laws of the Company provide that the fair market value be determined by an appraisal. Other than agreements with certain retired Directors, as of March 31, 2007 and September 30, 2006, there was no outstanding common stock held by individuals no longer employed by the Company.

During fiscal year 2006, the Company repurchased stock held by employee shareholders who terminated employment with the Company at a per share price ranging from $24.00 to $27.00, pending completion of the September 30, 2005 valuation. In January 2007, the September 30, 2005 valuation was finalized and established the price per share at $28.00. As a result of the September 30, 2005 valuation, accruals totaling $2.1 million were recorded as of September 30, 2006 in the accompanying condensed consolidated balance sheet to account for the stock price differentials

During the first and second quarters of fiscal 2007, the Company repurchased stock by employee shareholders who terminated employment with the Company at a per share price ranging from $22.40 to $28.00, pending completion of the September 30, 2006 valuation. In May 2007, the September 30, 2006 valuation was completed establishing a valuation price of $24.34 per share. At March 31, 2007, the Company adjusted its accrual for the stock price differentials to account for the September 30, 2006 valuation by decreasing the adjusted accrual balance to approximately $695,000 at March 31, 2007, which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 will be effective for the Company for the fiscal year ending September 30, 2007. We have adopted SAB 108 in our first quarter of fiscal 2007.The adoption of SAB 108 did not have a material impact on our condensed consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period beginning after December 2005, with early adoption encouraged. We have adopted SFAS 123(R) in our first quarter of fiscal year 2007, beginning October 1, 2006. The adoption of SFAS 123(R) resulted in a reclassification of the balance of unvested restricted stock in the amount of $3.1 million as a credit to unearned compensation in stockholder’s equity and a corresponding reduction to retained earnings for the same amount in the accompanying condensed consolidated balance sheet as of March 31, 2007.

2. Insurance Proceeds, Gain on Recoveries and Investigation Related Expenses

All assets recovered during the investigation and not yet liquidated, were classified as assets held for sale in the accompanying condensed consolidated balance sheets and were recorded at their estimated fair value, less estimated costs to sell, as of the date recovered. The recovered assets consisted of personal homes, condominiums and other real estate, automobiles, funds from bank accounts, jewelry, fine-arts and cash proceeds from the liquidation of personal retirement accounts. Some of the real estate recovered was acquired subject to existing debt, liens or mortgage notes. Such debt is reported as liabilities related to assets held for sale in the accompanying condensed consolidated balance sheets at September 30, 2006. The Company does not own any other assets held for sale other than those recovered during the investigation. Gain from recovered assets has been recognized at the estimated fair value of the assets recovered, less related debt and estimated costs to sell the assets. The (gain) loss on recovered assets is included in insurance proceeds and (gain) loss on recoveries in the accompanying condensed consolidated statements of operations for the three and six-month periods ended March 31, 2007 and 2006.

In the second fiscal quarter of 2006, approximately 19,000 shares of the Company’s common stock were surrendered. These shares were not included in assets held for sale, as the estimated fair value of such shares was recorded as a reduction of stockholders’ equity. The gain on recovery of misappropriated assets of $537,000 was included in insurance proceeds and gain on recoveries in the accompanying condensed consolidated statements of operations for the three and six-month periods ended March 31, 2006.

The Company carries insurance to cover fiduciary and crime liability. The policy is renewed on an annual basis and was in effect for the periods in which the participants misappropriated funds of the Company. The stated aggregate limits for the annual policies from March 1992 through April 2005 are $22.0 million. The Company filed a claim under the annual policy for the period ending in April 2005 (the “2005 Policy”), to recover some of the misappropriation losses which resulted from the embezzlement. In January 2007, we received $2.0 million, the stated limit under the 2005 Policy which has been recorded in the second fiscal quarter of 2007. The insurance proceeds were included with insurance proceeds and gain on recoveries in the accompanying condensed consolidated statement of operations for three and six month-periods ended March 31, 2007. The Company will be filing additional claims under each of the annual policies for the periods starting in 1992 through 2004. At the present time, the Company is unable to predict the likely outcome of these claims and accordingly has not recorded any insurance receivable.

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

The following table sets forth the components of the gain on recoveries and related investigation expenses:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2007	2006	2007	2006
Insurance proceeds from misappropriation loss	$(2,000)	$—	$(2,000)	$—
(Gain) loss on recoveries	—	(451)	23	(1,749)

Insurance proceeds and gain on recoveries	(2,000)	(451)	(1,977)	(1,749)

Legal fees related to the investigation	506	1,173	1,069	2,864
Forensic accounting fees and related costs	712	1,877	2,134	4,450
Other	—	285	36	801

Investigation and related costs	1,218	3,335	3,239	8,115

Total	$(782)	$2,884	$1,262	$6,366

During the three and six-month periods ended March 31, 2007, we recognized $2.0 million in insurance proceeds related to a claim filed by the Company under its fiduciary and crime liability insurance policy, as described above. During the six-month period ended March 31, 2007, the Company recorded a net loss on recoveries of $23,000, consisting of approximately $111,000 of additional losses on disposal of assets held for sale, offset by about $88,000 in recoveries of embezzled funds. Additionally, in the three and six-month periods ended March 31, 2007, we incurred $1.2 million and $3.2 million, respectively, in costs to investigate and quantify the impact of the embezzlement, and in costs related to the recovery and maintenance of certain assets.

During the three and six-month periods ended March 31, 2006, we recorded a gain from recovered assets totaling $451,000 and $1.7 million, respectively. Additionally, for the three and six-month periods ended March 31, 2006, we incurred $3.3 million and $8.1 million, respectively, in investigation and related costs. We have not discovered and do not expect to discover any additional misappropriations, and therefore, we have not recorded any misappropriation losses for the three month-periods ended March 31, 2007 and 2006. The insurance proceeds, gain/loss on recoveries, and investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of general and administrative (“G&A”) costs to total Company G&A costs.

3. Assets Held for Sale

During the course of the investigation into the misappropriations (See Note 2 for further discussion), the Company identified and recovered certain assets acquired by the participants using misappropriated Company funds. At March 31, 2007, the remaining assets held for sale did not have any outstanding debt, liens or mortgage notes.

In December 2006, the Company sold a real estate asset held for sale for $3.7 million which was subject to a mortgage of $2.1 million. The Company recognized an additional $98,000 in losses, primarily additional unanticipated closing costs related to the sale and interest payments on the debt. The Company intends to sell the remaining assets as soon as practicable.

(Dollars in thousands)	March 31, 2007	September 30, 2006
Assets held for sale at estimated fair value	$513	$4,545
Less: estimated costs to sell	(45)	(310)

Adjusted fair value of assets held for sale	468	4,235
Outstanding mortgage liabilities assumed	—	(2,099)

Net fair value of assets held for sale	$468	$2,136

4. Commitments and Contingencies

The Company is obligated under various non-cancelable leases for office facilities, furniture and equipment. Certain leases contain renewal options, escalation clauses and payment of certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties.

As of March 31, 2007, there were various legal proceedings pending against the Company, where plaintiffs allege damages resulting from the Company’s engineering services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract. The Company accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. During the six-month periods ending March 31, 2007 the Company settled three large cases which resulted in a reduction of the accrual of approximately $1.1 million, and the remaining decrease in the balance relates to other small cases. As of March 31, 2007 and September 30, 2006, the Company had accruals of approximately $4.6 million and $5.9 million, respectively, for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable and can be reasonably estimated.

In July 1998, we entered into an agreement with West Frisco Development Corporation (“WFDC”) to provide various services, among which was a flood plain study to be used by WFDC, the City of Frisco and the Federal Emergency Management Agency (“FEMA”). In 2003, the City of Frisco retained the services of a third-party architecture and engineering firm in connection with the extension and widening of Teel Road which lies within the greater drainage basin included in the Company’s original flood plain study. This architecture and engineering firm’s assessment of the flood plain study determined that the Company used incorrect assumptions when calculating the size of the drainage culverts required for the increased development of the area’s transportation infrastructure. Based on this assessment, the Company has entered into negotiations with the City of Frisco to correct the drainage needs to support the Teel Road expansion project. As a result, the Company had recorded an estimated liability of $3.1 million to cover the costs associated with correcting the drainage needs of the Teel Road expansion project. Included in this estimate is the purchase of a parcel of land for $1.5 million, the remaining balance of $1.6 million is reflected in other liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2007 and September 30, 2006.

The Company expects to pay these liabilities over the next one to three years. Management is of the opinion that the liabilities ultimately resulting from such existing and other pending proceedings, lawsuits and claims should not materially affect the Company’s financial position, results of operations or cash flows.

The Company maintains a full range of insurance coverage, including worker’s compensation, general, auto and professional liability (including pollution liability) and property coverage. The Company’s insurance policies may offset the amount of loss exposure from legal actions.

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

The Company determined corrected overhead rates considering the impact of the misappropriations and considering the impact of additional errors identified. The Company and its advisors have been working with its government clients to finalize the refund amount (See Note 4 for further discussion). The Company estimates that the cumulative refund amount, before any payments, resulting from the overstated overhead rates is approximately $41.3 million through March 31, 2007 ($42.0 million as of September 30, 2006), including interest that the Company will generally be required to reimburse its government clients. Based on settlements to date and new information, the Company has changed its estimate of the accrued reimbursement liability and recorded a reduction in the liability with a corresponding increase in engineering fees for approximately $500,000 during the three and six-month periods ended March 31, 2007. At March 31, 2007 and September 30, 2006, the accrued reimbursement liability was $15.5 million and $28.2 million, respectively, in the accompanying condensed consolidated balance sheets.

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

The settlements described above, net of settlements paid in fiscal year 2006 and the six-month period ended March 31, 2007, are included in the accrued reimbursement liability in the Company’s condensed consolidated financial statements at March 31, 2007. We are in discussions with our remaining government clients to enter into settlement agreements in order to satisfy any refund obligations, which are in various stages of settlement.

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

5. Income Taxes

The income tax provisions were $4.8 million and $1.0 million, and $4.1 million and $4.7 million, which represented effective tax rates of 47.0% and 50.8%, and 50.6% and 50.7%, for the three and six-month periods ended March 31, 2007 and 2006, respectively.

The Company’s effective tax rate is based on expected income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates. Significant judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, it believes that certain positions, if challenged, will likely be resolved unfavorably to us. These reserves are adjusted in light of changing facts and circumstances, such as the progress of a tax audit or current developments in tax law. The Company’s annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome or the timing of resolution of any particular matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Resolution of the tax contingencies would be recognized as an increase or decrease to the Company’s tax rate in the period of resolution.

6. Segment Reporting

In fiscal year 2007, we restructured our internal organization to better leverage our technical capabilities in servicing the needs of our clients which resulted in a change in the composition of our reportable segments. Under the new structure, the Company will continue to provide segment information on four reportable segments: Transportation Services, Construction Management, Civil Engineering, and Environmental Services; however, two types of services, Information Solutions, which was previously reported in the Environmental Services segment, and Evacuation Planning which was previously reporting in the Transportation Services segment, were moved to Civil Engineering. Accordingly, we have reclassified segment information for prior periods presented as applicable, to conform to the current reportable segment structure.

Activities in the Transportation Services business segment generally involve planning, design, right of way acquisition, development, and design of intelligent transportation services and program construction management services for multiple transportation modes, including interstate and primary highways, toll roads, arterials, bridges, transit systems, airports, and port facilities. The Program Management group of our Transportation segment provides many of its governmental clients the necessary resources to manage large infrastructure programs from concept through construction. Services include planning, programming, and contract support.

The Construction Management segment provides a wide range of services as an agent for the Company’s clients, including contract administration, inspection, field-testing, scheduling/estimating, instituting project controls, and quality assessment. The Company provides scheduling, cost estimating and construction observation services for the project, or its services may be limited to providing construction consulting.

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

Financial information relating to the Company’s operations by segment is as follows:

(Dollars in thousands)	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
Three Months Ended March 31, 2007
Engineering fees	$55,463	$22,916	$36,948	$31,843	$147,170
Net earned revenue	42,500	19,445	30,755	26,378	119,078
Operating income	3,433	2,989	1,573	2,397	10,392
Depreciation and amortization	948	313	954	624	2,839
Purchases of property and equipment	955	395	751	613	2,714
Total assets as of March 31, 2007	94,094	38,654	60,203	53,394	246,345

Three Months Ended March 31, 2006
Engineering fees	$52,124	$22,201	$34,094	$25,332	$133,751
Net earned revenue	40,399	18,495	28,367	19,940	107,201
Operating income (loss)	1,484	670	470	(223)	2,401
Depreciation and amortization	943	325	811	566	2,645
Purchases of property and equipment	997	479	720	533	2,729
Total assets as of March 31, 2006	87,477	38,304	62,724	43,438	231,943

(Dollars in thousands)	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
Six Months Ended March 31, 2007
Engineering fees	$105,758	$43,446	$67,666	$60,014	$276,884
Net earned revenue	79,544	36,154	55,972	48,547	220,217
Operating income (loss)	3,715	3,732	(957)	2,184	8,674
Depreciation and amortization	1,887	630	1,906	1,241	5,664
Purchases of property and equipment	1,798	752	1,435	1,157	5,142
Total assets as of March 31, 2007	94,094	38,654	60,203	53,394	246,345

Six Months Ended March 31, 2006
Engineering fees	$98,895	$43,304	$70,911	$49,107	$262,217
Net earned revenue	76,700	36,005	60,056	39,132	211,893
Operating income	3,867	1,130	4,807	96	9,900
Depreciation and amortization	1,851	656	1,624	1,151	5,282
Purchases of property and equipment	1,644	815	1,232	933	4,624
Total assets as of March 31, 2006	87,477	38,304	62,724	43,438	231,943

7. Long-Term Debt

	March 31, 2007	September 30, 2006
(Dollars in thousands)
Line of credit	$28,494	$1,132
Mortgage note payable due in monthly installments starting on April 16, 2001, with interest, collateralized by real property; unpaid principal due March 16, 2011. Interest at LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points (5.97% and 5.98% at March 31, 2007 and September 30, 2006, respectively).	7,164	7,421
Capital lease obligations	894	1,050

	36,552	9,603

Less current portion of long-term debt	29,006	1,644
Less current portion of capital lease obligations	347	274

Long-term debt and capital lease obligations	$7,199	$7,685

The Company has a $58 million line of credit agreement, inclusive of up to $10 million in letters of credit, with Bank of America, N.A. (the “Bank”). The original expiration date on the line of credit is June 30, 2008. The letters of credit reduce the maximum amount available for borrowing. As of March 31, 2007 and September 30, 2006, we had letters of credit outstanding totaling $2.3 million and $4.3 million, respectively. As of March 31, 2007 and September 30, 2006, we had letters of credit for $2.2 million to guarantee insurance payments. In addition, in the second quarter of 2006, we issued a letter of credit which expired in November 2006 and was not renewed, for $2.0 million to cover risk of insolvency for the FDOT. No amounts have been drawn on any of these letters of credit. As a result of the issuance of these letters of credit and outstanding borrowings, the maximum amount available for borrowing under the line of credit was $27.2 million and $52.6 million as of March 31, 2007 and September 30, 2006, respectively. As of March 31, 2007, debt outstanding under our line of credit increased primarily due to payments made for client reimbursements.

The interest rate (5.82% at March 31, 2007 and September 30, 2006) ranges from LIBOR plus 50 basis points to Prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to Prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including minimum levels of net worth, a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The Company was in compliance with or obtained a waiver of default of the line of credit financial covenants as of March 31, 2007. The line of credit is collateralized by substantially all of the Company’s assets.

On March 19, 2001, the Company entered into a mortgage note with an original principal amount of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 5.97% and 5.98% at March 31, 2007 and September 30, 2006, respectively. Our adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%. The mortgage agreement contains clauses requiring the maintenance of various covenants and financial ratios. The mortgage note is collateralized by the office building located in Maitland, Florida. The Bank has provided us a waiver of default caused by our failure to deliver to the Bank unaudited financial statements for the quarters ended December 31, 2006, March 31, 2007 and June 30, 2007, so long as the quarterly statements are delivered no later than September 30, 2007. The bank has also provided a waiver of the minimum net worth covenant for all periods in fiscal year 2007.

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

The components of comprehensive income are as follows:

(Dollars in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net Income	$5,448	$1,006	$4,031	$4,534
Other comprehensive income:
Unrealized gain on available for sale marketable securities held for sale, net of tax	—	16	—	14
Unrealized gain on interest rate swap, net of tax	—	14	—	35
Minimum pension liability adjustment, net of tax	66	—	137	—

Total comprehensive income	$5,514	$1,036	$4,168	$4,583

9. Goodwill and Other Intangibles Assets

The changes in the carrying amounts of goodwill by segment for the six-month period ended March 31, 2007 are as follows:

	Six Months Ended March 31, 2007
(Dollars in thousands)	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
Goodwill, beginning of period	$3,922	$—	$2,641	$15,129	$21,692
EIP purchase price adjustment	—	—	—	314	314

Goodwill, end of period	$3,922	$—	$2,641	$15,443	$22,006

The Company’s intangibles assets consisted of the following:

		March 31, 2007
(Dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization
Client list	10 years	$1,963	$999
Backlog	3 years	2,679	2,679
Website	7 years	200	124
Pension intangible asset	6 years	1,946	1,946
Employee agreements	3 years	67	22

		$6,855	$5,770

		September 30, 2006
(Dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization
Client list	10 years	$1,963	$877
Backlog	3 years	2,679	2,232
Website	7 years	200	110
Pension intangible asset	6 years	1,946	1,946
Employee agreements	3 years	67	12

		$6,855	$5,177

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

Pursuant to the Company’s by-laws, the Company is permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006, the Company repurchased 46,000 shares and 3,400 shares, respectively, of the Company’s stock from Richard Wickett and Kathryn Wilson in the original principal amounts of $1.2 million and $92,000, respectively. The shares were repurchased for $27.00 per share which represents the September 30, 2004 share price, pending completion of the valuation of the Company’s stock as of September 30, 2005. At March 31, 2007, the Company had an accrual of $49,400 for the difference between the purchase price and the September 30, 2005 share value of $28.00. At March 31, 2007, the notes bear interest at the rate of 8.25% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

On February 13, 2007, the Company repurchased an additional 46,607 shares of the Company’s stock from Richard Wickett, in the original principal amount of approximately $1.0 million, by issuing a promissory note. The additional shares were purchased for $22.40 which represented 80% of the September 30, 2005 share price, pending completion of the valuation of the Company’s stock as of September 30, 2006. In May 2007, the September 30, 2006 valuation was completed establishing a valuation price of $24.34 per share. The Company recorded an additional accrual for the difference between the purchase price and the September 30, 2006 valuation price. At March 31, 2007, the note bears interest at the rate of 8.25% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the note with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

Both notes are subject to the Company’s right of set off, which permits the Company to set off all claims it may have against the payee against amounts due and owing under the notes. The balances of the notes and the accruals for the stock price differentials were $2.4 million and $1.4 million at March 31, 2007 and September 30, 2006, respectively, and were included in other liabilities in the accompanying condensed consolidated balance sheets.

During the third quarter of fiscal 2007, as permitted under certain conditions pursuant to the terms of the agreement, the Company discontinued payments, and the provision of other benefits, to Richard Wickett under his Supplemental Retirement Agreement. Mr. Wickett has the right to appeal the decision and the projected benefit obligation remains accrued as deferred compensation in the accompanying condensed consolidated balance sheets.

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

12. Defined Benefit Retirement Plan

The Company uses a September 30 measurement date for its plans. The following table provides a summary of the Company’s periodic costs related to its defined benefit retirement plan:

(Dollars in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Service benefits earned during period	$123	$185	$246	$370
Interest cost on projected benefit obligation	195	173	390	346
Amortization:
Prior service cost	—	81	—	162
Net loss from past experience	109	99	218	198

Net periodic pension expense	$427	$538	$854	$1,076

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

Other

The Company has one other plan under which no new grants have been awarded since fiscal year 1997. As of March 31, 2007, this plan had 187,390 shares outstanding with unrecognized compensation cost of $104,000 which will be recognized through 2017.

The following tables summarize information about restricted shares:

(Shares in thousands)	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at September 30, 2006	514,663	$11.11
Granted	23,040	24.34
Vested	(8,200)	14.79
Forfeited	(4,062)	26.46

Unvested at March 31, 2007	525,441	$11.58

	Outstanding Shares	Weighted Average Grant Date Fair Value	Unrecognized Compensation Cost (in thousands)	Remaining Weighted Average Period
March 31, 2007
Retention	253,604	$13.65	$1,734	4.1
Acquisition	40,369	24.47	469	2.3
KERP	44,078	23.36	856	10.8
Other	187,390	3.22	104	5.2

	525,441	$11.58	$3,163	5.7

The weighted average grant-date fair values of shares granted during the six-month periods ended March 31, 2007 and 2006 were $24.34 and $28.00, respectively. The total fair value of shares vested, on the vesting dates, for the six-month periods ended March 31, 2007 and 2006 were $200,000 and $481,000, respectively. The total amount of compensation expense recognized under these agreements during the three and six-month periods ended March 31, 2007 and 2006, was $219,000 and $183,000, and $467,000 and $395,000, respectively, and was included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

1. Results of Operations

The following table sets forth the percentage of net earned revenue represented by the items in our condensed consolidated statements of operations for the three-month and six-month periods ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Engineering fees	123.6%	124.8%	125.7%	123.7%
Direct reimbursable expenses	23.6	24.8	25.7	23.7

Net earned revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Direct salaries and direct costs	37.2	37.9	37.1	36.8
General and administrative expenses, including indirect salaries	54.8	57.2	58.4	55.5
Insurance proceeds and gain on recoveries	(1.7)	(0.4)	(0.9)	(0.8)
Investigation and related costs	1.0	3.1	1.5	3.8

Operating income	8.7	2.2	3.9	4.7
Interest expense	(0.1)	(0.5)	(0.3)	(0.5)
Other, net	—	0.1	—	0.1

Income before income taxes	8.6	1.8	3.6	4.3
Provision for income taxes	4.0	1.0	1.9	2.2

Net income	4.6%	0.8%	1.7%	2.1%

A summary of our operating results for the three-month and six-month periods ended March 31, 2007 and 2006 is as follows:

(Dollars in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Engineering fees	$147,170	$133,751	$276,884	$262,217
Direct reimbursable expenses	28,092	26,550	56,667	50,324

Net earned revenue	119,078	107,201	220,217	211,893

Costs and expenses:
Direct salaries and direct costs	44,262	40,617	81,599	77,921
General and administrative expenses, including indirect salaries	65,206	61,299	128,682	117,706
Insurance proceeds and gain on recoveries	(2,000)	(451)	(1,977)	(1,749)
Investigation and related costs	1,218	3,335	3,239	8,115

Operating income	10,392	2,401	8,674	9,900
Interest expense	(157)	(484)	(562)	(957)
Other, net	28	127	45	263

Income before income taxes	10,263	2,044	8,157	9,206
Provision for income taxes	4,815	1,038	4,126	4,672

Net income	$5,448	$1,006	$4,031	$4,534

Overview

Business Overview

In fiscal year 2007, we restructured our internal organization to better leverage our technical capabilities in servicing the needs of our clients which resulted in a change in the composition of our reportable segments. Under the new structure, the Company will continue to have four segments: Transportation Services, Construction Management, Civil Engineering, and Environmental Services; however, two types of services, Information Solutions, which was previously reported in the Environmental Services segment, and Evacuation Planning which was previously reporting in the Transportation Services segment, were moved to Civil Engineering. Accordingly, we have reclassified segment information for prior periods presented in this form 10Q, as applicable, to conform to the current organizational structure.

We provide services to both private and public sector clients, with the public sector comprising approximately 75% of our engineering fees. During the six-month period ended March 31, 2007, the Company experienced a 6.0% growth in engineering fees. All segments, except Civil Engineering, experienced increases in engineering fees. The increase in engineering fees for the Transportation Services segment was due to increases in workload in the National Services group due to additional projects with the Air National Guard Bureau (“ANGB”) and the Western Region Structures Programs and the start up of several projects in the Southeast and Western Regions during the second quarter of fiscal 2007. Engineering fees for the Transportation Services segment were impacted by the temporary stoppage on bidding for new jobs with the Texas Department of Transportation (“TxDOT”). The growth in the Construction Management segment was due primarily to additional work with the Army Corps of Engineers in New Orleans, Texas Tollway Authority (“TTA”) and North Texas Turnpike Authority (“NTTA”), offset by delays in starting new jobs and the shut down of work activities caused by the winter weather. The Civil Engineering segment experienced a decrease in engineering fees due to a decline in business activity in the residential market, especially in California and the Southwest markets and from the winding down of the hurricanes disaster response projects that hit Florida in calendar years 2005 and 2004. Our Environmental Services experienced significant growth in engineering fees resulting from the acquisition of EIP and the addition of several lump sum contracts in the East Region. The Company’s backlog at the end of March 31, 2007 grew by 7.3% to approximately $522.7 million from $487.4 million at the end of September 30, 2006.

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

Our NER is also impacted by our ability to capture our technical professional staff’s time and charge it to projects. As chargeability of our technical professionals’ time increases, engineering fees and direct salaries increase along with it, while indirect salaries decrease, as more of the technical staff’s time worked is being charged back to our clients. When chargeability decreases, there is an increase in indirect salaries and a corresponding reduction in direct salaries and engineering fees. All segments experienced increases in indirect salaries during the six-month period ended March 31, 2007, as compared to the same period in 2006. These increases were primarily due to the retention of our professional staff, during temporary stoppage on bidding for new jobs with TxDOT, in anticipation of executing future contracts and investing in market development activities. For instance, the Civil Engineering segment retained its professional staff in maintaining the Company’s readiness capabilities to respond to future disaster projects.

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

In 2007, federal spending remained strong especially in the area of national defense. The state and local government markets remained weak but the market for our specialized services in the area of risk and emergency management strengthened due in part to hurricanes and wild fires. Near term expectations are for the Federal Department of Defense and Homeland Security sectors to remain strong. State and local government markets will remain weak but will improve as increased tax revenue from private sector recovery trickles into the government sector. In 2007, the economy is in a slow down recovery with decreasing private sector corporate profitability and decreasing investment in residential housing development. When the economy resumes its momentum, we expect the private sector to strengthen, which increases opportunity and fortifies our strategy for greater balance between the public and private sectors.

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

Segment Results of Operations

In fiscal year 2007, we restructured our internal organization to better leverage our technical capabilities in servicing the needs of our clients which resulted in a change in the composition of our reportable segments. Under the new structure, the Company will continue to have four segments: Transportation Services, Construction Management, Civil Engineering, and Environmental Services; however, two types of services, Information Solutions, which was previously reported in the Environmental Services segment, and Evacuation Planning which was previously reporting in the Transportation Services segment, were moved to Civil Engineering. Accordingly, we have reclassified segment information for prior periods presented in this form 10Q, as applicable, to conform to the current organizational structure.

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

The accounting policies of the segments are the same as those described in the notes to the accompanying condensed consolidated financial statements. We evaluate performance based on operating income (loss) of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for the three and six-month period ended March 31, 2007 as compared to 2006.

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

	Three Months Ended March 31,				Six Months Ended March 31,
	2007	% of NER	2006	% of NER	2007	% of NER	2006	% of NER
Transportation Services
Engineering fees	$55,463	130.5%	$52,124	129.0%	$105,758	133.0%	$98,895	128.9%
Direct reimbursable expenses	12,963	30.5	11,725	29.0	26,214	33.0	22,195	28.9

Net earned revenues (NER)	42,500	100.0	40,399	100.0	79,544	100.0	76,700	100.0
Direct salaries and direct costs	16,252	38.2	15,089	37.3	30,032	37.8	28,000	36.5
Indirect salaries	8,611	20.3	8,356	20.7	17,961	22.6	15,927	20.8
General and administrative costs	14,472	34.1	14,396	35.6	27,394	34.4	26,642	34.7
Insurance proceeds and gain on recoveries	(699)	(1.6)	(179)	(0.4)	(691)	(0.9)	(622)	(0.8)
Investigation and related costs	431	1.0	1,253	3.1	1,133	1.4	2,886	3.8

Total costs and expenses	39,067	91.9	38,915	96.3	75,829	95.3	72,833	95.0

Operating income	$3,433	8.1%	$1,484	3.7%	$3,715	4.7%	$3,867	5.0%

Construction Management
Engineering fees	$22,916	117.9%	$22,201	120.0%	$43,446	120.2%	$43,304	120.3%
Direct reimbursable expenses	3,471	17.9	3,706	20.0	7,292	20.2	7,299	20.3

Net earned revenues (NER)	19,445	100.0	18,495	100.0	36,154	100.0	36,005	100.0
Direct salaries and direct costs	7,461	38.4	7,503	40.6	14,175	39.2	14,239	39.5
Indirect salaries	3,126	16.1	2,964	16.0	6,599	18.3	6,307	17.5
General and administrative costs	5,985	30.8	6,852	37.0	11,463	31.7	13,206	36.7
Insurance proceeds and gain on recoveries	(292)	(1.5)	(78)	(0.4)	(289)	(0.8)	(308)	(0.9)
Investigation and related costs	176	0.9	584	3.2	474	1.3	1,431	4.0

Total costs and expenses	16,456	84.6	17,825	96.4	32,422	89.7	34,875	96.9

Operating income	$2,989	15.4%	$670	3.6%	$3,732	10.3%	$1,130	3.1%

Civil Engineering
Engineering fees	$36,948	120.1%	$34,094	120.2%	$67,666	120.9%	$70,911	118.1%
Direct reimbursable expenses	6,193	20.1	5,727	20.2	11,694	20.9	10,855	18.1

Net earned revenues (NER)	30,755	100.0	28,367	100.0	55,972	100.0	60,056	100.0
Direct salaries and direct costs	11,405	37.1	10,766	38.0	20,779	37.1	22,217	37.0
Indirect salaries	6,623	21.5	6,099	21.5	13,936	24.9	11,375	18.9
General and administrative costs	11,377	37.0	10,277	36.2	21,862	39.1	19,961	33.2
Insurance proceeds and gain on recoveries	(558)	(1.8)	(116)	(0.4)	(552)	(1.0)	(466)	(0.8)
Investigation and related costs	335	1.1	871	3.1	904	1.6	2,162	3.6

Total costs and expenses	29,182	94.9	27,897	98.3	56,929	101.7	55,249	92.0

Operating income (loss)	$1,573	5.1%	$470	1.7%	$(957)	(1.7)%	$4,807	8.0%

Environmental Services
Engineering fees	$31,843	120.7%	$25,332	127.0%	$60,014	123.6%	$49,107	125.5%
Direct reimbursable expenses	5,465	20.7	5,392	27.0	11,467	23.6	9,975	25.5

Net earned revenues (NER)	26,378	100.0	19,940	100.0	48,547	100.0	39,132	100.0
Direct salaries and direct costs	9,144	34.7	7,259	36.4	16,613	34.2	13,465	34.4
Indirect salaries	5,722	21.7	4,820	24.2	11,853	24.4	9,181	23.5
General and administrative costs	9,290	35.2	7,535	37.8	17,614	36.3	15,107	38.6
Insurance proceeds and gain on recoveries	(451)	(1.7)	(78)	(0.4)	(445)	(0.9)	(353)	(0.9)
Investigation and related costs	276	1.0	627	3.1	728	1.5	1,636	4.2

Total costs and expenses	23,981	90.9	20,163	101.1	46,363	95.5	39,036	99.8

Operating income (loss)	$2,397	9.1%	$(223)	(1.1)%	$2,184	4.5%	$96	0.2%

Three months Ended March 31, 2007 Compared to Three months Ended March 31, 2006

Engineering Fees

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
(Dollars in thousands)
Transportation Services	$55,463	$52,124	$3,339	6.4%
Construction Management	22,916	22,201	715	3.2%
Civil Engineering	36,948	34,094	2,854	8.4%
Environmental Services	31,843	25,332	6,511	25.7%

Total Engineering Fees	$147,170	$133,751	$13,419	10.0%

Engineering fees for the three-month period ended March 31, 2007, were $147.2 million compared to $133.8 million in the same period in 2006, representing a 10.0% increase. All segments contributed to the increase in engineering fees for the three-month period ended March 31, 2007. The backlog volumes increased by 8.1% in the second quarter of fiscal 2007 from $483.3 million at December 31, 2006 to $522.7 million at March 31, 2007. All segments had increases in backlog volumes at March 31, 2007 when compared to the backlog volumes at December 31, 2006.

In the Transportation Services segment, engineering fees increased 6.4% to $55.5 million in the three-month period ended March 31, 2007 from $52.1 million in the same period in 2006. During the second quarter of fiscal 2007, the Transportation Services segment continued to benefit from an incremental workload in the National Services group due to additional projects with the ANGB. In addition, the Transportation Services segment also benefited, in the current quarter, from the start up of several projects that had previously been delayed in the Southeast and Western Regions. The increase in engineering fees for the three-month period ended March 31, 2007 as compared to the same period in 2006 was partly offset by declining engineering fees in the Central Region resulting from the temporary stoppage on bidding for new jobs with the TxDOT. In the second quarter of fiscal 2007, the backlog volumes of the Transportation Services segment increased by 8.2% to $251.8 million at March 31, 2007 from $232.7 million at December 31, 2006.

Engineering fees in our Construction Management segment increased 3.2% to $22.9 million in the three-month period ended March 31, 2007 from $22.2 million in the same period in 2006. This increase was due to additional work approved with the Army Corps of Engineers in New Orleans, the TTA and the NTTA. The increase in engineering fees was partly offset by the work stoppage caused by the winter weather, which occurred sooner and lasted longer than the last winter season. The Construction Management Services segment level of backlog volumes increased by 9.2% to $83.4 million at March 31, 2007 from $76.3 million at December 31, 2006.

Engineering fees in our Civil Engineering segment increased 8.4% to $36.9 million in the three-month period ended March 31, 2007 from $34.1 million in the same period in 2006. The increase in engineering fees resulted from growth in services to the Department of Defense in the East, Southeast and Gulf Coast Regions and additional work from projects in the resort and entertainment markets. The Civil Engineering segment continued to benefit from several FEMA projects in the second quarter of fiscal 2007. The increase in engineering fees was partly offset by the decline in the residential market in California and the Southwest Region and the completion, in June 2006, of the work related to the hurricane response projects that hit Florida in calendar years 2004 and 2005. For the three-month period ended March 31, 2006, this segment benefited from the administration and debris removal of the hurricane projects. The Civil Engineering level of backlog volumes increased during the second quarter of fiscal 2007 by 9.4% to $77.3 million at March 31, 2007 from $70.6 million at December 31, 2006.

Our Environmental Services segment experienced significant growth in its engineering fees for the three-month period ended March 31, 2007 as compared to the same period in 2006. Engineering fees increased 25.7% to $31.8 million in the three-month period ended March 31, 2007 from $25.3 million in the same period in 2006. The increase in engineering fees was principally due to the EIP acquisition, which was acquired on April 30, 2006. Engineering fees from EIP, following the acquisition, were about $4.1 million in the three-month period ended March 31, 2007. To a lesser extent, this segment added some lump sum contracts in the East Region that contributed to the increase in engineering fees for the three-month period ended March 31, 2007 over the same period last year. The Environmental Services level of backlog volumes increased by 6.3% in the first quarter of fiscal 2007 to $110.2 million at March 31, 2007 from $103.7 million at December 31, 2006.

Net Earned Revenue

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
(Dollars in thousands)
Transportation Services	$42,500	$40,399	$2,101	5.2%
Construction Management	19,445	18,495	950	5.1%
Civil Engineering	30,755	28,367	2,388	8.4%
Environmental Services	26,378	19,940	6,438	32.3%

Total Net Earned Revenues	$119,078	$107,201	$11,877	11.1%

Net earned revenue (“NER”) was $119.1 million in the three-month period ended March 31, 2007 as compared to $107.2 million in the same period in 2006, representing an increase of 11.1%. This increase was directly related to the increase in engineering fees, as previously explained, partly offset by the increase in direct reimbursable expenses, as explained below.

	Three Months Ended March 31,
	2007	% of NER	2006	% of NER
(Dollars in thousands)
Transportation Services	$12,963	30.5%	$11,725	29.0%
Construction Management	3,471	17.9%	3,706	20.0%
Civil Engineering	6,193	20.1%	5,727	20.2%
Environmental Services	5,465	20.7%	5,392	27.0%

Total Direct Reimbursable Expenses	$28,092	23.6%	$26,550	24.8%

The change in our NER is affected by the fluctuation in our direct reimbursable expenses. Direct reimbursable expenses is primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints and equipment where the Company is responsible for procurement and management of such cost components on behalf of the Company’s clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up. As a percentage of NER, direct reimbursable expenses decreased by 1.2% to 23.6% in the three-month period ended March 31, 2007 from 24.8% in the same period in 2006.

Direct reimbursable expenses for our Transportation Services segment increased as a percentage of NER by 1.5% to 30.5% in the three-month period ended March 31, 2007 from 29.0% in the same period in 2006. This increase was due primarily to the high usage of subconsultants with the new ANGB projects in the National Services group and the start-up of several projects in Southeast and Western Regions, as previously explained.

In our Construction Management segment, direct reimbursable expenses decreased by 6.3% to $3.5 million in the three-month period ended March 31, 2007 from $3.7 million in the same period in 2006. As a percentage of NER, direct reimbursable expenses decreased by 2.1% to 17.9% in the three-month period ended March 31, 2007 from 20.0% in the same period in 2006. This decrease was primarily due to subcontractors costs accrued in the first quarter of fiscal 2007 on projects approved during the second quarter of fiscal 2007, at which time engineering fees were recognized.

Direct reimbursable expenses for the Civil Engineering segment increased by 8.1% to $6.2 million in the three-month period ended March 31, 2007 from $5.7 million in the same period in 2006. The increase was due to the high usage of subconsultants in connection with the FEMA projects. The increase was partially offset by a decrease in the use of subconsultants in the private sector land development services and a reduction in travel and meals costs as the result of the completion, in June 2006, of the work related to debris removal from the Florida hurricanes in calendar 2004 and 2005. In the second quarter of fiscal 2006, the Civil Engineering segment incurred direct reimbursable costs, including travel and lodging costs, for the employees overseeing debris removal in the areas affected by the disasters. As a percentage of NER, direct reimbursable expenses were flat in the three-month period ended March 31, 2007 when compared to the same period last year.

Our Environmental Services segment experienced an increase of 1.4% in direct reimbursable expenses for the three-month period ended March 31, 2007 when compared to the same period in 2006. This increase was due primarily to the use of subcontractors required with the contracts acquired with the EIP acquisition. As a percentage of NER, direct reimbursable expenses decreased by 6.3% to 20.7% in the three-month period ended March 31, 2007 from 27.0% in the same period in 2006, reflecting the growth in NER from improved chargeability and the lump sum contracts added in the East Region during the second quarter of fiscal 2007.

Operating Income

	Three Months Ended March 31,
	2007	% of NER	2006	% of NER
(Dollars in thousands)
Transportation Services	$3,433	8.1%	$1,484	3.7%
Construction Management	2,989	15.4%	670	3.6%
Civil Engineering	1,573	5.1%	470	1.7%
Environmental Services	2,397	9.1%	(223)	-1.1%

Total Operating Income	10,392	8.7%	2,401	2.2%

Insurance Proceeds and Gain on Recoveries	(2,000)	-1.7%	(451)	-0.4%
Investigation and Related Costs	1,218	1.0%	3,335	3.1%

Total Operating Income before Insurance Proceeds and Gain on Recoveries, net of Investigation and Related Costs	$9,610	8.1%	$5,285	4.9%

Operating income was $10.4 million in the three-month period ended March 31, 2007 as compared to $2.4 million in the same period in 2006 resulting in an improvement of $8.0 million in operating income. Part of this improvement resulted from $2.0 million of insurance proceeds from the misappropriation loss, collected in the first quarter of fiscal 2007, net of a decrease in gain on recoveries of about $451,000 and a decrease of approximately $2.1 million in investigation and related costs. The remaining improvements in operating income were due to the growth in engineering fees from the EIP acquisition, new projects approved during the current fiscal quarter and additional work earned from existing contracts. Also contributing to the increase in operating income was a significant improvement in the overall chargeability of the Company resulting from improved labor efficiencies. As chargeability of our technical professionals’ time increases, engineering fees and direct salaries increase proportionately along with it, while indirect salaries decrease, as more of the technical staff’s time worked is being charged back to our clients. Part of the improvement in operating income resulted from tight controls over general and administrative costs and payroll trends. All segments had increases in operating income in the three-month period ended March 31, 2007 as compared to the same period in 2006. Operating income, as a percentage of NER, increased by 6.5% to 8.7% in the three-month period ended March 31, 2007 from 2.2% in the same period in 2006. All segments experienced increases in operating income as a percentage of NER, in the three-month period ended March 31, 2007 as compared to the same period in 2006.

We believe that operating income before insurance proceeds and gain on recoveries, net of investigation and related costs, is a useful measure in evaluating our results of operations because the insurance proceeds and recoveries and investigation and related costs are unusual items which do not reflect the costs or revenues of our provision of services in the given year. While the misappropriation occurred over a long period, the insurance proceeds and the recoveries and investigation and costs are realized when recovered or incurred and not in relation to the period when the misappropriation occurred. We believe this measure is helpful for us and for our investors to evaluate the results of our operations and make comparisons between periods.

Operating income before insurance proceeds and gain on recoveries, net of investigation and related costs was $9.6 million in the three-month period ended March 31, 2007 as compared to $5.3 million in the same period in 2006, representing an increase of 81.8%. Operating income before insurance proceeds and gain on recoveries net of investigation and related costs, as a percentage of NER, increased by 3.2% to 8.1% in the three-month period ended March 31, 2007 from 4.9% in the same period in 2006. All segments had increases in operating income before insurance proceeds and gain on recoveries, net of investigation and related costs in the three-month period ended March 31, 2007 as compared to the same period in 2006. The increase in total operating income before insurance proceeds and gain on recoveries, net of investigation and related costs was due to the growth in engineering fees from the EIP acquisition, new projects approved during the current quarter and additional work earned from existing contracts. Also contributing to the increase in operating income was a significant improvement in the overall chargeability of the Company and tight control over general and administrative costs and payroll trends. Insurance proceeds and gain on recoveries, net of investigation and related costs are treated as corporate overhead costs, and as such, are allocated to each respective segment. The allocation is based on the segments’ proportionate share of general and administrative (“G&A”) costs to total Company G&A costs.

As a percentage of NER, the Transportation Services segment’s operating income increased by 4.4% to 8.1% in the three-month period ended March 31, 2007 from 3.7% in the same period in 2006. This increase in operating income, as a percentage of NER, was primarily driven by the increase in engineering fees, as previously explained, tight controls over general and administration expenses and the allocation of insurance proceeds from the misappropriation loss, net of a decrease in gain on recoveries and a reduction in investigation and related costs and to improvements in chargeability. The increase in operating income was partly offset by the temporary stoppage on bidding on new jobs with the TxDOT. As a percentage of NER, the Transportation Services segment’s operating income before insurance proceeds and gain on recoveries, net of investigation and related costs increased by 1.1% to 7.4% in the three-month period ended March 31, 2007 from 6.3% in the same period in 2006.

The Construction Management segment experienced an increase in operating income as a percentage of NER of 11.8% to 15.4% in the three-month period ended March 31, 2007 from 3.6% in the same period in 2006. This increase was primarily driven by the increase in engineering fees, as previously explained, tight controls over G&A costs and payroll expenses and improvements in chargeability. Also contributing to the improvement in operating income was the allocation of insurance proceeds from the misappropriation loss, net of a decrease in gain on recoveries and a reduction in investigation and related costs. The Construction Management segment experienced an increase in operating income before insurance proceeds and gain on recoveries, net of investigation and related costs of 8.4% to 14.8% in the three-month period ended March 31, 2007 from 6.4% in the same period in 2006.

As a percentage of NER, the Civil Engineering segment’s operating income increased by 3.4% to 5.1% in the three-month period ended March 31, 2007 from 1.7% in the same period in 2006. This increase was primarily driven by the allocation of insurance proceeds from the misappropriation loss, net of a decrease in gain on recoveries and a reduction in investigation and related costs. Also contributing to the increase in operating income was the increase in engineering fees, as previously explained. As a percentage of NER, the Civil Engineering segment’s operating income before insurance proceeds and gain on recoveries, net of investigation and related costs increased by 0.1% to 4.4% in the three-month period ended March 31, 2007 from 4.3% in the same period in 2006.

The Environmental Services segment’s operating income improved to $2.4 million in the three-month period ended March 31, 2007 from an operating loss of $(223,000) in the same period in 2006. The improvement in operating income was primarily driven by the increase in engineering fees, resulting from the EIP acquisition and the addition of lump sum contracts in the East Region. Improvements in chargeability and tightening of payroll trends also helped the favorable results. Also contributing to the improvement in operating income was the allocation of insurance proceeds from the misappropriation loss, net of a decrease in gain on recoveries and a reduction in investigation and related costs. The Environmental Services segment’s operating income before insurance proceeds and gain on recoveries, net of investigation and related costs improved to $2.2 million in the three-month period ended March 31, 2007 from $326,000 in the same period in 2006.

Costs

Costs consist principally of direct salaries that are chargeable to clients and overhead and general and administrative expenses.

Direct Salaries and Direct Costs

	Three Months Ended March 31,
	2007	% of NER	2006	% of NER
(Dollars in thousands)
Transportation Services	$16,252	38.2%	$15,089	37.3%
Construction Management	7,461	38.4%	7,503	40.6%
Civil Engineering	11,405	37.1%	10,766	38.0%
Environmental Services	9,144	34.7%	7,259	36.4%

Total Direct Salaries and Direct Costs	$44,262	37.2%	$40,617	37.9%

Direct salaries and direct costs primarily includes direct salaries and to a lesser extent unreimburseable direct costs. Direct salaries and direct costs were $44.3 million in the three-month period ended March 31, 2007, as compared to $40.6 million in the same period in 2006, representing an increase of 9.0%. This increase is directly related to the increase in engineering fees. As a percentage of NER, direct salaries and direct costs decreased by 0.7% to 37.2% in the three-month period ended March 31, 2007 from 37.9% in the same period in 2006.

The Transportation Services segment experienced an increase in direct salaries and direct costs of 7.7% to $16.3 million in the three-month period ended March 31, 2007 compared to $15.1 million in the same period in 2006. This increase was due primarily to the start of several projects that had been delayed. As a percentage of NER, direct salaries and direct costs increased by 0.9% to 38.2% in the three-month period ended March 31, 2007 from 37.3 in the same period in 2006. This increase resulted from direct salaries incurred in anticipation of executing new contract assignments.

As a percentage of NER, direct salaries and direct costs in the Construction Management segment stayed relatively flat at approximately $7.5 million in the three-month period ended March 31, 2007 and 2006, respectively. As a percentage of NER, direct salaries and direct costs decreased by 2.2% to 38.4% in the three-month period ended March 31, 2007 from 40.6% in the same period in 2006. This decrease was primarily due to the shifting from direct reimbursable contracts to more lump sum contracts in this segment.

Direct salaries and direct costs in the Civil Engineering segment increased 5.9% in the three-month period ended March 31, 2007 when compared to the same period in 2006. As a percentage of NER, direct salaries and direct costs decreased by 0.9% to 37.1% in the three-month period ended March 31, 2007 from 38.0% in the same period in 2006. This was due primarily to the additional services provided to the Department of Defense under several lump sum contracts.

Direct salaries and direct costs in the Environmental Services segment increased 26.0% in the three-month period ended March 31, 2007 as compared to the same period in 2006. This increase was primarily due to the additional professional staff acquired with the EIP acquisition. This increase was partly offset by effective control of payroll trends during the first fiscal quarter of 2007. As a percentage of NER, direct salaries and direct costs decreased by 1.7% to 34.7% in the three-month period ended March 31, 2007 from 36.4% in the same period in 2006. This decrease was due primarily to the significant growth in NER coupled with tight controls over payroll trends.

General and Administrative Costs, including Indirect Salaries

The other component of costs is indirect costs, which include indirect salaries, and general and administrative costs.

	Three Months Ended March 31,
	2007	% of NER	2006	% of NER
(Dollars in thousands)
Transportation Services	$8,611	20.3%	$8,356	20.7%
Construction Management	3,126	16.1%	2,964	16.0%
Civil Engineering	6,623	21.5%	6,099	21.5%
Environmental Services	5,722	21.7%	4,820	24.2%

Total Indirect Salaries	$24,082	20.2%	$22,239	20.7%

Indirect salaries increased 8.3% to $24.1 million in the three-month period ended March 31, 2007 from $22.2 million in the same period in 2006. Indirect salaries as a percentage of NER decreased by 0.5% to 20.2% in the three-month period ended March 31, 2007 from 20.7% in the same period in 2006.

Indirect salaries for the Transportation Services segment increased 3.1% to $8.6 million in the three-month period ended March 31, 2007 from $8.4 million in the same period in 2006. Transportation Services experienced a slight decrease in indirect salaries, as a percentage of NER, of 0.4% in the three-month period ended March 31, 2007 to 20.3% from 20.7% in the same period in 2006. The slight decrease was primarily due to improvement in chargeability, mostly offset by the temporary stoppage on bidding for new jobs with the TxDOT

The Construction Management segment experienced an increase in indirect salaries of 5.5% to $3.1 million in the three-month period ended March 31, 2007 from $3.0 million in the same period in 2006. As a percentage of NER, indirect salaries stayed relatively flat in the three-month period ended March 31, 2007 as compared to the same period in 2006.

Indirect salaries for the Civil Engineering segment increased 8.6% to $6.6 million in the three-month period ended March 31, 2007 from $6.1 million in the same period in 2006. This increase was primarily due to the retention of professional staff in anticipation of future disaster projects. As a percentage of NER, indirect salaries were flat in the three-month period ended March 31, 2007 as compared to the same period in 2006.

The Environmental Services segment experienced an increase in indirect salaries of 18.7% to $5.7 million in the three-month period ended March 31, 2007 from $4.8 million in the same period in 2006. This increase was primarily due to the staff acquired in the EIP acquisition. As a percentage of NER, indirect salaries decreased by 2.5% to 21.7% in the three-month period ended March 31, 2007 from 24.2% in the same period in 2006. This decrease in indirect salaries was primarily due to significant improvement in chargeability and tight control over payroll expenses.

	Three Months Ended March 31,
	2007	% of NER	2006	% of NER
(Dollars in thousands)
Transportation Services	$14,472	34.1%	$14,396	35.6%
Construction Management	5,985	30.8%	6,852	37.0%
Civil Engineering	11,377	37.0%	10,277	36.2%
Environmental Services	9,290	35.2%	7,535	37.8%

Total General & Administrative Costs	$41,124	34.5%	$39,060	36.4%

General and administrative (“G&A”) costs increased slightly by 5.3% to $41.1 million in the three-month period ended March 31, 2007 form $39.1 million in 2006. The slight increase was caused by increases in travel and related expenses of $782,000, rent expense for real estate of $701,000, resulting primarily from lease renewals at higher rates, professional fees of $674,000 and software computer supplies of $405,000. We also experienced increases in business development, payroll taxes, insurance and depreciation and amortization. These increases were mostly offset by a decrease in incentive compensation of $366,000 and legal settlements of $696,000. Most of these costs are generally considered corporate costs which benefit all segments and are allocated to the respective segments based on the individual segments’ proportionate share of G&A costs as compared to total Company G&A costs. G&A, as a percentage of NER, decreased by 1.9% to 34.5% in the three-month period ended March 31, 2007 from 36.4% in the same period in 2006. This decrease in G&A, as a percentage of NER, was due to tight controls over G&A expenditures along with the proportionately higher growth in NER relative to the increase in G&A in the three-month period ended March 31, 2007 as compared to the same period last year. All segments except Civil Engineering experienced decreases in G&A as a percentage of NER for the three-month period ended March 31, 2007 as compared to the same period in 2006.

Insurance Proceeds and Gain on Recoveries

As described elsewhere in this Form 10-Q, during the three-month period ended March 31, 2007, we recognized $2.0 million in insurance proceeds related to a claim filed by the Company under its fiduciary and crime liability insurance policy. We have also recorded a gain on recoveries of $451,000 for the three-month period ended March 31, 2006. During the three-month periods ended March 31, 2007 and 2006, we have incurred approximately $1.2 million and $3.3 million, respectively in costs to investigate and quantify the impact of the embezzlement and in costs related to the recovery and maintenance of certain assets. We have not discovered and do not expect to discover any additional misappropriations, and therefore, we have not recorded any misappropriation losses for the three month-periods ended March 31, 2007 and 2006. The insurance proceeds, gain on recoveries and the investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of G&A costs to total Company G&A costs.

Six months Ended March 31, 2007 Compared to Six months Ended March 31, 2006

Engineering Fees

	Six Months Ended March 31,
	2007	2006	$ Change	% Change
(Dollars in thousands)
Transportation Services	$105,758	$98,895	$6,863	6.9%
Construction Management	43,446	43,304	142	0.3%
Civil Engineering	67,666	70,911	(3,245)	-4.6%
Environmental Services	60,014	49,107	10,907	22.2%

Total Engineering Fees	$276,884	$262,217	$14,667	5.6%

Engineering fees for the six-month period ended March 31, 2007, increased $14.7 million to $276.9 million compared to $262.2 million in the same period in 2006. The Environmental Services and Transportation Services segments principally accounted for the increase in engineering fees in the six-month period ended March 31, 2007. These increases were partly offset by a decrease in engineering fees experienced by the Civil Engineering segment. The backlog volumes increased by 7.3% in the six-month period ended March 31, 2007 from $487.4 million at September 30, 2006 to $522.7 million at March 31, 2007. All segments had increases in backlog volumes at March 31, 2007 when compared to the backlog volumes at September 30, 2006.

In the Transportation Services segment, engineering fees increased by 6.9% to $105.8 million in the six-month period ended March 31, 2007 from $98.9 million in the same period in 2006. The Transportation Services segment increase in engineering fees resulted primarily from an increase in workload in the National Services group due to the additional projects with the ANGB and the Western Region Structures Programs. Also contributing to the increase in engineering fees was the start up of several projects in the Southeast and Western Regions, during the second quarter of fiscal 2007. The increase in engineering fees for the six-month period ended March 31, 2007 as compared to the same period in 2006 was partly offset by declining engineering fees in the Central Region resulting from the temporary stoppage on bidding for new jobs with the TxDOT. The backlog volumes for the Transportation Services segment at March 31, 2007 was $251.8 million compared to $240.7 million as of September 30, 2006.

Engineering fees from our Construction Management segment increased slightly by 0.3% to $43.4 million in the six-month period ended March 31, 2007 from $43.3 million in the same period in 2006. The Construction Management segment experienced increases in engineering fees from additional work approved with the Army Corps of Engineers in New Orleans. This increase was mostly offset by delays in starting projects with the Nevada and Colorado DOT’s and by the winter weather shut down, which occurred sooner and lasted longer than last season. The backlog volumes for the Construction Management segment at March 31, 2007 was $83.4 million compared to $71.8 million as of September 30, 2006.

Engineering fees from Civil Engineering services decreased 4.6% to $67.7 million in the six-month period ended March 31, 2007 from $70.9 million in the same period in 2006. The decrease in engineering fees was due primarily to the decline in the residential market, especially in the California and Southwest markets, which affected the engineering components of our private sector land development services. Also impacting the reduction in engineering fees for the six-month period ended March 31, 2007 was the completion, in June 2006, of the work related to the hurricane response projects that hit Florida in calendar years 2004 and 2005. For the six-month period ended March 31, 2006, the Civil Engineering segment benefited from the administration and debris removal of the hurricane projects. Partly offsetting the decrease in engineering fees in the six-month period ended March 31, 2007 as compared to the same period last year was increases in engineering fees from growth in services with the Department of Defense in the East, Southeast and Gulf Coast, additional work on several FEMA contracts and several projects in the resort and entertainment markets. The backlog volumes for the Civil Engineering segment at March 31, 2007 was $77.3 million compared to $71.0 million as of September 30, 2006.

Engineering fees in our Environmental Services segment experienced an increase of 22.2% to $60.0 million in the six-month period ended March 31, 2007 from $49.1 million in the same period in 2006. The increase in engineering fees was principally due to the EIP acquisition, which was acquired on April 30, 2006. Engineering fees from EIP, following the acquisition, were about $7.9 million in the six-month period ended March 31, 2007. To a lesser extent, this segment added some lump sum contracts in the East Region that contributed to the increase in engineering fees in the six-month period ended March 31, 2007 as compared to the same period last year. The Environmental Services level of backlog volumes at March 31, 2007 was $110.2 million compared to $103.9 million as of September 30, 2006.

Net Earned Revenue

	Six Months Ended March 31,
	2007	2006	$ Change	% Change
(Dollars in thousands)
Transportation Services	$79,544	$76,700	$2,844	3.7%
Construction Management	36,154	36,005	149	0.4%
Civil Engineering	55,972	60,056	(4,084)	-6.8%
Environmental Services	48,547	39,132	9,415	24.1%

Total Net Earned Revenues	$220,217	$211,893	$8,324	3.9%

Net earned revenue was $220.2 million in the six-month period ended March 31, 2007, as compared to $211.9 million in the same period in 2006, representing an increase of 3.9%. This increase was directly related to the increase in engineering fees, as previously explained, partly offset by the increase in direct reimbursable expenses, as explained below.

	Six Months Ended March 31,
	2007	% of NER	2006	% of NER
(Dollars in thousands)
Transportation Services	$26,214	33.0%	$22,195	28.9%
Construction Management	7,292	20.2%	7,299	20.3%
Civil Engineering	11,694	20.9%	10,855	18.1%
Environmental Services	11,467	23.6%	9,975	25.5%

Total Direct Reimbursable Expenses	$56,667	25.7%	$50,324	23.7%

In addition, the change in our NER is affected by the fluctuation in our direct reimbursable expenses. Direct reimbursable expenses are primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints and equipment where the Company is responsible for procurement and management of such cost components on behalf of the Company’s clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up. As a percentage of NER, direct reimbursable expenses increased by 2.0% to 25.7% in the six-month period ended March 31, 2007 from 23.7% in the same period in 2006. The increase was driven principally by the Transportation Services, Civil Engineering and the Environmental Services segments.

In our Transportation Services segment, direct reimbursable expenses increased by 18.1% in the six-month period ended March 31, 2007 as compared to the same period in 2006. As a percentage of NER, direct reimbursable expenses increased by 4.1% to 33.0% in the six-month period ended March 31, 2007 from 28.9% in the same period in 2006. This increase was due primarily to the high usage of subconsultants with the ANGB projects in the National Services group and the start-up of several projects in Southeast and Western Regions, as previously explained.

In our Construction Management segment, direct reimbursable expenses remained flat at $7.3 million in the six-month periods ended March 31, 2007 and 2006, respectively. As a percentage of NER, direct reimbursable expenses decreased slightly by 0.1% to 20.2% in the six-month period ended March 31, 2007 from 20.3% in the same period in 2006. This slight decrease was primarily due to the shifting from direct reimbursable contracts to more lump sum contracts in this segment.

In our Civil Engineering segment direct reimbursable expenses increased by 7.7% to $11.7 million in the six-month period ended March 31, 2007 from $10.9 million in the same period in 2006. As a percentage of NER, direct reimbursable expenses increased by 2.8% to 20.9% in the six-month period ended March 31, 2007 from 18.1% in the same period in 2006. The increase was primarily due to the substantial use of subconsultants in connection with the FEMA projects. The increase was partially offset by a decrease in the use of subconsultants in the private sector land development services and a reduction in travel and meals costs as the result of the completion, in June 2006, of the work related to debris removal from the Florida hurricanes in calendar 2004 and 2005. During the six-month period ended March 31, 2006, the Civil Engineering segment incurred direct reimbursable costs, including travel and lodging costs, for the employees overseeing debris removal in the areas affected by the disasters.

Our Environmental Services segment experienced an increase of 15.0% in direct reimbursable expenses in the six-month period ended March 31, 2007 when compared to the same period in fiscal 2006. This increase was due primarily to the use of subcontractors required with the contracts acquired with the EIP acquisition. As a percentage of NER, direct reimbursable expenses decreased by 1.9% to 23.6% in the six-month period ended March 31, 2007 from 25.5% in the same period in 2006, reflecting a proportionately higher growth in NER from the EIP acquisition and the lump sum contracts added in the East Region.

Operating Income

	Six Months Ended March 31,
	2007	% of NER	2006	% of NER
(Dollars in thousands)
Transportation Services	$3,715	4.7%	$3,867	5.0%
Construction Management	3,732	10.3%	1,130	3.1%
Civil Engineering	(957)	-1.7%	4,807	8.0%
Environmental Services	2,184	4.5%	96	0.2%

Total Operating Income (loss)	8,674	3.9%	9,900	4.7%

Insurance Proceeds and Gain on Recoveries	(1,977)	-0.9%	(1,749)	-0.8%
Investigation and Related Costs	3,239	1.5%	8,115	3.8%

Total Operating Income before Insurance Proceeds and Gain on Recoveries, net of Investigation and Related Costs	$9,936	4.5%	$16,266	7.7%

Operating income decreased by 12.4% in the six-month period ended March 31, 2007 to $8.7 million, as compared to $9.9 million in the same period in 2006. The decrease in operating income was due primarily to a decline in business activity, especially in the residential markets of California and the Southwest, which most affected the engineering components of our private sector land development services and the temporary stoppage in bidding for new jobs with the TxDOT. Operating income was also impacted by the strategic retention of professional staff to maintain our readiness response capabilities to any disaster projects. The operating results were also negatively affected by decreases in chargeability across all segments caused by the slowdown in business activity and the work stoppage caused by the severe winter weather. The decrease in operating income in the six-month period ended March 31, 2007, as compared to the same period in 2006, was mostly offset by a decrease in investigation and related costs of $4.9 million. Operating income, as a percentage of NER, decreased by 0.8% to 3.9% in the six-month period ended March 31, 2007 from 4.7% in the same period in 2006.

We believe that operating income before insurance proceeds and gain on recoveries, net of investigation and related costs, is a useful measure in evaluating our results of operations because the insurance proceeds and recoveries and investigation and related costs are unusual items which do not reflect the costs or revenues of our provision of services in the given year. While the misappropriation occurred over a long period, the insurance proceeds and the recoveries and investigation and costs are realized when recovered or incurred and not in relation to the period when the misappropriation occurred. We believe this measure is helpful for us and for our investors to evaluate the results of our operations and make comparisons between periods.

Operating income before insurance proceeds and gain on recoveries, net of investigation and related costs was $9.9 million in the six-month period ended March 31, 2007, as compared to $16.3 million in the same period in 2006, representing a decrease of 38.9%. Operating income before insurance proceeds and gain on recoveries, net of investigation and related costs, as a percentage of NER, decreased by 3.2% to 4.5% in the six-month period ended March 31, 2007 from 7.7% in the same period in 2006. This decrease was due primarily to a decline in business activity, especially in the residential markets of California and the Southwest, which most affected the engineering components of our private sector land development services and the temporary stoppage in bidding for new jobs with the TxDOT. Also contributing to the decrease was the strategic retention of professional staff to maintain our readiness response capabilities to any disaster projects. The operating results were also negatively affected by decreases in chargeability across all segments caused by the slowdown in business activity and the work stoppage caused by the severe winter weather. Insurance proceeds and gain on recoveries, net of investigation and related costs are treated as corporate overhead costs, and as such, are allocated to each respective segment. The allocation is based on the segments’ proportionate share of general and administrative (“G&A”) costs to total Company G&A costs.

As a percentage of NER, the Transportation Services segment’s operating income decreased slightly by 0.3% to 4.7% in the six-month period ended March 31, 2007 from 5.0% in the same period in 2006. This decrease in operating income, as a percentage of NER, was primarily driven by a reduction in business activity resulting from the temporary stoppage in bidding for new jobs with the TxDOT. The decrease in operating income, as a percentage of NER, was mostly offset by a decrease in the allocation of investigation and related costs. As a percentage of NER, the Transportation Services segment’s operating income before insurance proceeds and gain on recoveries, net of investigation and related costs decreased by 2.8% to 5.2% in the six-month period ended March 31, 2007 from 8.0% in the same period in 2006.

The Construction Management segment experienced an increase in operating income, as a percentage of NER of 7.2% to 10.3% in the six-month period ended March 31, 2007 from 3.1% in the same period in 2006. This increase was primarily driven by a decrease in G&A costs coupled with tight controls over payroll expenses. Also contributing to the improvement in operating income was a decrease in the allocation of investigation and related costs. As a percentage of NER, the Construction Management segment’s operating income before insurance proceeds and gain on recoveries, net of investigation and related costs increased by 4.5% to 10.8% in the six-month period ended March 31, 2007 from 6.3% in the same period in 2006.

As a percentage of NER, the Civil Engineering segment operating income decreased by 9.7% to an operating loss of (1.7)% in the six-month period ended March 31, 2007 from operating income of 8.0% in the same period in 2006. This decrease was primarily driven by a decline in the residential market, especially in the California and Southwest markets, which affected the engineering components of our private sector land development services and to an increase in indirect salaries resulting from the strategic investment in the retention of professional staff to maintain our readiness response capabilities to any disaster project and less than optimum chargeability within the engineering components of the private sector. This decrease in operating income was partly offset by a decrease in the allocation of investigation and related costs in the six-month period ended March 31, 2007 when compared to the same period in 2006. As a percentage of NER, the Civil Engineering segment operating income before insurance proceeds and gain on recoveries, net of investigation and related costs decreased by 11.9% to a loss of (1.1)% in the six-month period ended March 31, 2007 from 10.8% in the same period in 2006.

The Environmental Services segment’s operating income increased by $2.1 million to $2.1 million in the six-month period ended March 31, 2007 from $96,000 in the same period in 2006. This increase was primarily driven by the increase in engineering fees resulting from the acquisition of EIP and the addition of lump sum contracts in the East Region. Also contributing to the increase in operating income was a decrease in the allocation of investigation and related costs in the six-month period ended March 31, 2007 when compared to the same period in 2006. As a percentage of NER, the Environmental Services segment operating income before insurance proceeds and gain on recoveries, net of investigation and related costs increased by 1.6% to 5.1% in the six-month period ended March 31, 2007 from 3.5% in the same period in 2006.

Costs

Costs consist principally of direct salaries that are chargeable to clients and overhead and general and administrative expenses.

Direct Salaries and Direct Costs

	Six Months Ended March 31,
	2007	% of NER	2006	% of NER
(Dollars in thousands)
Transportation Services	$30,032	37.8%	$28,000	36.5%
Construction Management	14,175	39.2%	14,239	39.5%
Civil Engineering	20,779	37.1%	22,217	37.0%
Environmental Services	16,613	34.2%	13,465	34.4%

Total Direct Salaries and Direct Costs	$81,599	37.1%	$77,921	36.8%

Direct salaries and direct costs primarily include direct salaries and to a lesser extent unreimburseable direct costs. Direct salaries and direct costs were $81.6 million in the six-month period ended March 31, 2007, as compared to $77.9 million in the same period in 2006, representing an increase of 4.7%. Direct salaries and direct costs, as a percentage of NER, increased slightly by 0.3% to 37.1% in the six-month period ended March 31, 2007 from 36.8% in the same period in 2006.

Direct salaries and direct costs in the Transportation Services segment increased 7.3% to $30.0 million in the six-month period ended March 31, 2007 from $28.0 million in the same period in 2006. As a percentage of NER, direct salaries and direct costs increased by 1.3% to 37.8% in the six-month period ended March 31, 2007 from 36.5% in the same period in 2006. This increase was primarily due to labor costs incurred in anticipation of executing new contracts.

Direct salaries and direct costs in the Construction Management segment stayed relatively flat at $14.2 million in the six-month period ended March 31, 2007 and 2006, respectively. As a percentage of NER, direct salaries and direct costs decreased slightly by 0.3% to 39.2% in the six-month period ended March 31, 2007 from 39.5% in the same period in 2006. This slight decrease was primarily due to the shifting from direct reimbursable contracts to more lump sum contracts in this segment.

Direct salaries and direct costs in the Civil Engineering segment decreased 6.4% to $20.8 million in the six-month period ended March 31, 2007 from $22.2 million in the same period in 2006. This decrease was due primarily to the decrease in engineering fees. As a percentage of NER, direct salaries and direct costs increased slightly by 0.1% to 37.1% in the six-month period ended March 31, 2007 from 37.0% in the same period in 2006. This increase was due primarily to salaries incurred in anticipation of executing new assignments.

Direct salaries and direct costs in the Environmental Services segment increased 23.4% to $16.6 million in the six-month period ended March 31, 2007 from $13.5 million in the same period in 2006. The increase in direct salaries and direct costs was due primarily to the professional staff added with the EIP acquisition. As a percentage of NER, direct salaries and direct costs decreased slightly by 0.2% to 34.2% in the six-month period ended March 31, 2007 from 34.4% in the same period in 2006.

General and Administrative Costs, including Indirect Salaries

The other component of costs is indirect costs, which include indirect salaries, and general and administrative costs.

	Six Months Ended March 31,
	2007	% of NER	2006	% of NER
(Dollars in thousands)
Transportation Services	$17,961	22.6%	$15,927	20.8%
Construction Management	6,599	18.3%	6,307	17.5%
Civil Engineering	13,936	24.9%	11,375	18.9%
Environmental Services	11,853	24.4%	9,181	23.5%

Total Indirect Salaries	$50,349	22.9%	$42,790	20.2%

Indirect salaries increased 17.7% to $50.4 million in the six-month period ended March 31, 2007 from $42.8 million in the same period in 2006. Indirect salaries, as a percentage of NER, increased by 2.7% to 22.9% in the six-month period ended March 31, 2007 from 20.2% in the same period in 2006.

The Transportation Services segment experienced an increase in indirect salaries of 12.8% to $18.0 million in the six-month period ended March 31, 2007 from $15.9 million in the same period in 2006. As a percentage of NER, indirect salaries increased by 1.8% to 22.6% in the six-month period ended March 31, 2007 from 20.8% in the same period in 2006. The increase in indirect salaries, as a percentage of NER, was due primarily to the temporary work stoppage in getting new jobs with the TxDOT and delays in getting new contracts executed. To a lesser extent, this segment experienced low chargeability in some groups within the National Services group.

The Construction Management segment experienced an increase in indirect salaries of 4.6% to $6.6 million in the six-month period ended March 31, 2007 from $6.3 million in the same period in 2006. As a percentage of NER, indirect salaries increased by 0.8% to 18.3% in the six-month period ended March 31, 2007 from 17.5% in the same period in 2006. The increase in indirect salaries was due primarily to delays in getting new contracts in the Western and Central Regions and work stoppage resulting from this year’s severe winter weather, which started sooner and lasted longer than last season.

The Civil Engineering segment experienced an increase in indirect salaries of 22.5% to $13.9 million in the six-month period ended March 31, 2007 from $11.4 million in the same period in 2006. As a percentage of NER, indirect salaries increased by 6.0% to 24.9% in the six-month period ended March 31, 2007 from 18.9% in the same period in 2006. This increase was primarily due to the strategic retention of our professional staff in maintaining our readiness capabilities to respond to disaster projects and investment in growing the Federal market program. To a lesser extent, the less than optimum chargeability within the engineering components of the private sector also contributed to the increase in indirect salaries.

Indirect salaries in our Environmental Services segment increased by 29.1% to $11.9 million in the six-month period ended March 31, 2007 from $9.2 million in the same period in 2006. The increase in indirect salaries was primarily due to the addition of professional staff with the EIP acquisition. Indirect salaries, as a percentage of NER increased by 0.9% to 24.4% in the six-month period ended March 31, 2007 from 23.5% in the same period in 2006. This increase was primarily due to delays in executing contracts and decrease in chargeability.

	Six Months Ended March 31,
	2007	% of NER	2006	% of NER
(Dollars in thousands)
Transportation Services	$27,394	34.4%	$26,642	34.7%
Construction Management	11,463	31.7%	13,206	36.7%
Civil Engineering	21,862	39.1%	19,961	33.2%
Environmental Services	17,614	36.3%	15,107	38.6%

Total General & Administrative Costs	$78,333	35.6%	$74,916	35.4%

G&A costs increased 4.6% to $78.3 million in the six-month period ended March 31, 2007 from $74.9 million in the same period in 2006. The majority of the increase is primarily related to increases in legal settlements and fees of $1.2 million, rent expense for real estate of $1.0 million resulting primarily from lease renewals at higher rates, software and computer supplies of $594,000, travel and related expenses of $471,000 and equipment and vehicle expenses of $461,000. We also experienced increases for professional fees, insurance, payroll taxes, business development, depreciation and amortization and utilities expenses. These increases were partly offset by a decrease in incentive compensation of $2.9 million. Most of these costs are generally considered corporate costs which benefit all segments and are allocated to the respective segments based on the individual segments’ proportionate share of G&A costs as compared to total Company G&A costs. G&A as a percentage of NER increased by 0.2% to 35.6% in the six-month period ended March 31, 2007 from 35.4% in the same period in 2006. The increase in G&A, as a percentage of NER, was driven by the Civil Engineering segment primarily due to the decrease in NER in the six-month period ended March 31, 2007 as compared to the same period in 2006. All segments, except the Civil Engineering segment, experienced decreases in G&A as a percentage of NER in the six-month period ended March 31, 2007 as compared to the same period in 2006.

Insurance Proceeds, Gain on Recoveries and Investigation and Related Costs

As described elsewhere in this Form 10-Q, during the six-month period ended March 31, 2007, we recognized $2.0 million in insurance proceeds related to a claim filed by the Company under its fiduciary and crime liability insurance policy. During the six-month period ended March 31, 2006, we recorded a gain on recovered assets totaling $1.7 million. Additionally, for the six-month periods ended March 31, 2007 and 2006, we incurred $3.2 million and $8.1 million, respectively, in costs to investigate and quantify the impact of the embezzlement, and in costs related to the recovery and maintenance of certain assets. We have not discovered and do not expect to discover any additional misappropriations, and therefore, we have not recorded any misappropriation losses for the six month-periods ended March 31, 2007 and 2006. The insurance proceeds, gain from recovered assets, and investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of general and administrative (G&A) costs to total Company G&A costs.

Income Taxes

The income tax provisions were $4.8 million and $1.0 million, and $4.1 million and $4.7 million, which represented effective tax rates of 47.0% and 50.8%, and 50.6% and 50.7%, for the three and six-month periods ended March 31, 2007 and 2006, respectively.

The Company’s effective tax rate is based on expected income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates. Significant judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, it believes that certain positions, if challenged, will likely be resolved unfavorably to us. These reserves are adjusted in light of changing facts and circumstances, such as the progress of a tax audit or current developments in tax law. The Company’s annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome or the timing of resolution of any particular matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Resolution of the tax contingencies would be recognized as an increase or decrease to the Company’s tax rate in the period of resolution.

2. Financial Condition and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities totaled $17.2 million in the six-month period ended March 31, 2007, as compared to net cash used in operating activities of $7.0 million in the same period in 2006. The $10.2 million increase in net cash used in operating activities for the six-month period ended March 31, 2007 as compared to the same period in 2006 was due primarily to a decrease in accrued reimbursement liability resulting from payments to clients for settlements of overhead rate overstatements, including a payment to the FDOT in the amount of $4.4 million. The increase net cash used in operating activities also was impacted by the Company’s decrease in cash flows from projects resulting from an increase in unbilled fees. This increase in unbilled fees was partly offset by a reduction in accounts receivable resulting from excess cash collections over billings for the six-month period ending March 31, 2007. The increase in cash used in operating activities was partly offset by a decrease in cash payments for accounts payable and accrued expenses in the six-month period ended March 31, 2007 as compared to the same period in the prior year. The decrease in cash payments was primarily the result of a smaller payment for incentive compensation accruals in fiscal 2007 relative to the payment made in fiscal 2006 and a completion of the investigation of the misappropriation loss.

Approximately 80% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contracts. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. Unbilled fees increased 14.3% to $71.8 million at March 31, 2007 from $62.8 million at September 30, 2006.

Accounts receivable decreased 3.3% to $82.4 million at March 31, 2007 from $85.2 million at September 30, 2006 primarily due to cash collections on billed amounts. The allowance for doubtful accounts increased to $2.1 million at March 31, 2007 from $1.8 million at September 30, 2006.

During fiscal year 2007, we have incurred additional costs in connection with the investigations and with the restatement of our previously issued consolidated financial statements. We expect to incur approximately $1.2 million during the remaining six months of fiscal year 2007 in investigation related legal expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $5.8 million and $5.0 million in the six-month periods ended March 31, 2007 and 2006, respectively. Investing activity was primarily related to fixed asset purchases, such as survey equipment, computer equipment, system software, furniture, and leasehold improvements.

Cash Flows from Financing Activities

Net cash provided by financing activities in the six-month period ended March 31, 2007 was $23.0 million, as compared to net cash used in financing activities of $10.5 million in the same period in 2006. The increase in net cash provided by financing activities during the six-month period ended March 31, 2007 from the same period in 2006 was primarily attributable to $27.4 million in additional net borrowings under our line of credit and a decrease in payments for repurchase of shares. Partly offsetting the increase in cash provided by financing activities was that there were no sales of common stock in the six month period ended March 31, 2007 as compared to $4.3 million in proceeds received in the prior year. As previously explained, the Company did not offer any common stock for sale to its employees in fiscal 2007.

Capital Resources

We have a $58 million line of credit agreement, inclusive of $10 million in letters of credit, with Bank of America, N.A. (the “Bank”). The original expiration date on the line of credit is June 30, 2008. The letters of credit reduce the maximum amount available for borrowing. As of March 31, 2007 and September 30, 2006, we had letters of credit outstanding totaling $2.3 million and $4.3 million, respectively. As of March 31, 2007 and September 30, 2006, we had letters of credit for $2.2 million to guarantee insurance payments. In addition, in the second quarter of 2006, we issued a letter of credit which expired in November 2006, for $2.0 million to cover risk of insolvency for the FDOT. No amounts have been drawn on any of these letters of credit. As a result of the issuance of these letters of credit and outstanding borrowings, the maximum amount available for borrowing under the line of credit was $27.2 million and $52.6 million as of March 31, 2007 and September 30, 2006, respectively. As of March 31, 2007, debt outstanding under our line of credit has increased primarily due to payments made for client reimbursements. Although our most significant source of cash has historically been generated from operations, in the event that cash flows from operations are insufficient to cover our working capital needs, we would access our revolving line of credit facility.

The interest rate (5.82% at March 31, 2007 and September 30, 2006) ranges from LIBOR plus 50 basis points to Prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to Prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including minimum levels of net worth, a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The Company was in compliance with or obtained a waiver of default of the line of credit financial covenants as of March 31, 2007. The line of credit is collateralized by substantially all of the Company’s assets.

On March 19, 2001, the Company entered into a mortgage note with an original principal amount of $9.0 million due in monthly installments with interest starting on April 16, 2001. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 5.97% and 5.98% at March 31, 2007 and September 30, 2006, respectively. Our adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%.

Our capital expenditures are generally for purchases of property and equipment. The Company spent $5.1 million and $4.6 million on such expenditures for the six-month periods ended March 31, 2007 and 2006, respectively.

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

The stock window also allowed existing shareholders to offer shares of common stock for sale to the Company. Under the corporate by-laws, the Company has the first right of refusal to purchase these shares. If the Company declines to purchase the offered shares, the shares must next be offered to the Employee Profit Sharing and Stock Ownership Plan and Trust (ESOP) and then to all shareholders who are employees.

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

Pursuant to the Company’s by-laws, the Company is permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006, the Company repurchased 46,000 shares and 3,400 shares, respectively, of the Company’s stock from Richard Wickett and Kathryn Wilson in the original principal amounts of $1.2 million and $92,000, respectively. The shares were repurchased for $27.00 per share which represents the September 30, 2004 share price, pending completion of the valuation of the Company’s stock as of September 30, 2005. At March 31, 2007, the Company had an accrual of $49,400 for the difference between the purchase price and the September 30, 2005 share value of $28.00. At March 31, 2007, the notes bear interest at the rate of 8.25% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

On February 13, 2007, the Company repurchased an additional 46,607 shares of the Company’s stock from Richard Wickett, in the original principal amount of approximately $1.0 million, by issuing a promissory note. The additional shares were purchased for $22.40 which represented 80% of the September 30, 2005 share price, pending completion of the valuation of the Company’s stock as of September 30, 2006. In May 2007, the September 30, 2006 valuation was completed establishing a valuation price of $24.34 per share. The Company recorded an additional accrual for the difference between the purchase price and the September 30, 2006 valuation price. At March 31, 2007, the note bears interest at the rate of 8.25% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the note with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

Both notes are subject to the Company’s right of set off, which permits the Company to set off all claims it may have against the payee against amounts due and owing under the notes. The balances of the notes and the accruals for the stock price differentials were $2.5 million and $1.4 million at March 31, 2007 and September 30, 2006, respectively, and were included in other liabilities in the accompanying condensed consolidated balance sheets.

During the third quarter of fiscal 2007, as permitted under certain conditions pursuant to the terms of the agreement, the Company discontinued payments, and the provision of other benefits, to Richard Wickett under his Supplemental Retirement Agreement. Mr. Wickett has the right to appeal the decision and the projected benefit obligation remains accrued as deferred compensation in the accompanying condensed consolidated balance sheets.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 will be effective for the Company for the fiscal year ending September 30, 2007. We have adopted SAB 108 in our first quarter of fiscal 2007.The adoption of SAB 108 did not have a material impact on our condensed consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period beginning after December 2005, with early adoption encouraged. We have adopted SFAS 123(R) in our first quarter of fiscal year 2007, beginning October 1, 2006. The adoption of SFAS 123(R) resulted in a reclassification of the balance of unvested restricted stock in the amount of $3.1 million as a credit to unearned compensation in stockholder’s equity and a corresponding reduction to retained earnings for the same amount in the accompanying condensed consolidated balance sheet as of March 31, 2007.

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

The interest rate on the mortgage note was 5.97% and 5.98% at March 31, 2007 and September 30, 2006, respectively. Our adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of 065%.

The interest rate (5.82% at March 31, 2007 and September 30, 2006) on our revolving line of credit ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. We mitigate interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit. As of March 31, 2007, the fair value of the debt approximates the outstanding principal balance due to the variable rate nature of such instruments.

The interest rates under our revolving line of credit and mortgage note are variable and accordingly we have exposure to market risk. To the extent that we have borrowings outstanding, there is market risk relating to the amount of such borrowings. We estimate that a one-percentage point increase in interest rates for debt outstanding of $35.7 million as of March 31, 2007 would have resulted in additional annualized interest costs of approximately $357,000. As of July 31, 2007, debt outstanding has decreased to $15.4 million primarily due to the pay down of our line of credit with cash from operations. We estimate that a one-percentage point increase in interest rates for this debt would result in additional annualized interest costs of approximately $154,000.

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

Status of Remediation of Prior Year and Currently Identified Material Weaknesses

We have implemented several changes to our internal control over financial reporting in response to the material weaknesses identified in our 2006 Form 10-K and those described above. To address the material weaknesses, we have implemented the following procedures:

•	We have emphasized certain controls and improved the controls designed to safeguard our cash assets and have implemented additional segregation of duties.

•	We have enhanced our expertise by hiring new accounting and finance personnel with substantial knowledge of financial accounting principles and procedures

•	We have engaged consultants with significant expertise in the areas of income tax and governmental accounting to advise and provide support in these areas.

•	Controls have been enhanced to restrict access to software, operating systems and Company data along with a review of access privileges.

•	We have hired additional internal audit professionals who are responsible for performing the fraud risk assessment and monitoring the Company’s internal controls.

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

In July 1998, we entered into an agreement with West Frisco Development Corporation (“WFDC”) to provide various services, among which was a flood plain study to be used by WFDC, the City of Frisco and FEMA. In 2003, the City of Frisco retained the services of a third-party architecture and engineering firm in connection with the extension and widening of Teel Road which lies within the greater drainage basin included in the Company’s original flood plain study. This architecture and engineering firm’s assessment of the flood plain study determined that the Company used incorrect assumptions when calculating the size of the drainage culverts required for the increased development of the area’s transportation infrastructure. Based on this assessment, the Company has entered into negotiations with the City of Frisco to correct the drainage needs to support the Teel Road expansion project. As a result, the Company had recorded an estimated liability of $3.1 million to cover the costs associated with correcting the drainage needs of the Teel Road expansion project. Included in this estimate is the purchase of a parcel of land for $1.5 million, the remaining balance of $1.6 million is reflected in other liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2007 and September 30, 2006.

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

The outstanding settlements described above, net of settlements paid in fiscal year 2006 and the six-month period ended March 31, 2007, are included in the accrued reimbursement liability in the Company’s condensed consolidated financial statements at March 31, 2007. We are in discussions with our remaining government clients to enter into settlement agreements in order to satisfy any refund obligations, which are in various stages of settlement.

Our Board of Directors, with the assistance of the Audit Committee, instituted immediate corrective actions and implemented long-term measures to implement new financial controls and establish procedures to safeguard assets and to establish more accurate accounting and financial reporting practices. These long-term measures were included within our new Ethics and Compliance Program.

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

In the six-month period ended March 31, 2007, we derived approximately 19.4% of our engineering fees from various districts and departments of the FDOT and the TxDOT under numerous contracts. While we believe the loss of any individual contract would not have a material adverse effect on our results of operations and would not adversely impact our ability to continue work under our other contracts with these clients, the loss of all the FDOT or the TxDOT contracts would have a material adverse effect on our results of operations by causing a material decrease in our engineering fees and profits.

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

ITEM 2.	Issuer Purchases of Equity Securities by Issuer and Affiliated Purchasers

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
January 1 - January 31	42,936	$24.44	—	—
February 1 - February 28	63,786	$24.34	—	—
March 1 - March 31	—	$—	—	—

Total	106,722	$24.38	—	—

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

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