Form 10-Q
period 2007-06-30
PBSJ CORP /FL/
filed 2007-09-21
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

THE PBSJ CORPORATION

Form 10-Q - Quarterly Report

For the Quarterly Period Ended June 30, 2007

PART 1 FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PBSJ CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2007	September 30, 2006
(Dollars in thousands, except shares and per share amounts)

Assets
Current Assets:
Cash and cash equivalents	$40	$10
Accounts receivable, net	84,545	85,210
Unbilled fees	66,661	62,770
Assets held for sale	468	4,235
Other current assets	4,333	3,609

Total current assets	156,047	155,834
Property and equipment, net	40,509	40,238
Cash surrender value of life insurance	10,583	10,055
Deferred income taxes	7,694	10,022
Goodwill	22,006	21,692
Intangible assets, net	983	1,678
Other assets	4,387	5,430

Total assets	$242,209	$244,949

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$66,875	$88,352
Liabilities related to assets held for sale	—	2,099
Accrued reimbursement liability	11,675	28,183
Current portion of long-term debt	17,967	1,644
Current portion of capital leases	347	274
Accrued vacation	12,368	12,173
Billings in excess of costs	4,741	4,654
Deferred income taxes	29,488	19,740

Total current liabilities	143,461	157,119
Long-term debt, less current portion	6,524	6,909
Capital leases, less current portion	452	776
Deferred compensation	13,202	12,780
Other liabilities	8,129	8,454

Total liabilities	171,768	186,038

Stockholders’ Equity:
Common stock, par value $0.00067, 15,000,000 shares authorized, 6,864,619 and 6,849,214 shares issued and outstanding at June 30, 2007 and September 30, 2006, respectively	5	5
Retained earnings	72,259	64,052
Accumulated other comprehensive income	(1,716)	(1,914)
Unearned compensation and other	(107)	(3,232)

Total stockholders’ equity	70,441	58,911

Total liabilities and stockholders’ equity	$242,209	$244,949

The accompanying notes are an integral part of these condensed consolidated financial statements

THE PBSJ CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
(Dollars in thousands, except per share amounts)

Earned revenue:
Engineering fees	$150,150	$138,927	$427,034	$401,144
Direct reimbursable expenses	32,201	28,393	88,868	78,717

Net earned revenue	117,949	110,534	338,166	322,427

Costs and expenses:
Direct salaries and direct costs	42,115	40,371	123,714	118,292
General and administrative expenses, including indirect salaries	67,151	60,423	195,833	178,129
(Insurance proceeds) and (gain) loss on recoveries	(12)	116	(1,989)	(1,633)
Investigation and related costs	519	2,718	3,758	10,833

Total costs and expenses	109,773	103,628	321,316	305,621

Operating income	8,176	6,906	16,850	16,806

Other income (expenses):
Interest expense	(489)	(1,039)	(1,051)	(1,996)
Other, net	20	299	65	562

Total other income (expenses)	(469)	(740)	(986)	(1,434)

Income before income taxes	7,707	6,166	15,864	15,372

Provision for income taxes (benefit)	(54)	2,030	4,072	6,702

Net income	$7,761	$4,136	$11,792	$8,670

Net income per share:
Basic	$1.25	$0.64	$1.90	$1.29

Diluted	$1.18	$0.60	$1.77	$1.20

Weighted average shares outstanding:
Basic	6,194	6,452	6,210	6,746

Diluted	6,597	6,929	6,661	7,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PBSJ CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,
	2007	2006
(Dollars in thousands)

Cash flows from operating activities:
Net income	$11,792	$8,670
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Increase) decrease in cash surrender value of life insurance	(104)	274
Depreciation and amortization	8,344	8,150
Loss (gain) on sale of property and equipment	2	(516)
Gain from shares recovered	—	(537)
Gain from sale of marketable securities	—	(270)
Provision for bad debt and unbillable amounts	400	463
Provision for deferred income taxes	12,078	10,099
Provision for and amortization of deferred compensation	1,302	1,436
Change in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	262	(12,000)
(Increase) decrease in unbilled fees and billings in excess of cost	(3,804)	3,567
Decrease in assets held for sale	3,915	8,199
Increase in other current assets	(724)	(1,783)
Decrease (increase) in other assets	896	(331)
Decrease in accounts payable and accrued expenses	(17,080)	(23,008)
Decrease in liabilities of assets held for sale	(2,099)	(4,627)
(Decrease) increase in accrued reimbursement liability	(16,508)	4,329
Increase in accrued vacation	195	1,161
Decrease in other liabilities	(1,879)	(542)

Net cash (used in) provided by operating activities	(3,012)	2,734

Cash flows from investing activities:
Investment in life insurance policies	(424)	(454)
Acquisitions and purchase price adjustments, net of cash acquired	(314)	(5,529)
Dividends reinvested in marketable securities	—	(21)
Proceeds from sale of marketable securities	—	680
Proceeds from the sale of property and equipment	6	620
Purchase of property and equipment	(7,894)	(8,564)

Net cash used in investing activities	(8,626)	(13,268)

Cash flows from financing activities:
Borrowings under line of credit	188,785	54,459
Payments under line of credit	(172,462)	(52,078)
Principal payments under notes and mortgage payable	(385)	(284)
Principal payments under capital lease obligations	(285)	(309)
Common stock:
Proceeds from shareholder loan	15	—
Proceeds from sale	—	4,276
Payments for repurchase	(4,000)	(18,072)

Net cash provided by (used in) financing activities	11,668	(12,008)

Net increase (decrease) in cash and cash equivalents	30	(22,542)
Cash and cash equivalents at beginning of period	10	22,556

Cash and cash equivalents at end of period	$40	$14

Non-cash investing and financing activities:
Property and equipment financed under capital leases	$34	$497
Change in fair value of marketable securities available for sale	$—	$23
Payable to former shareholders for repurchase of stock	$205	$1,939
Notes payable issued in exchange for shares	$1,463	$1,334
Cash paid for interest	$1,630	$109
Cash paid for income taxes	$3,406	$3,152

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the interim period contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of The PBSJ Corporation (the “Company”) as of June 30, 2007 and the results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2006. The accounting policies followed for interim financial reporting are the same as disclosed in Note 1 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. The results of operations for the three and nine-month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the fiscal year.

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

Basic and Diluted Earnings Per Share

A reconciliation of the number of shares used in computing basic and diluted earnings per share follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Weighted average shares outstanding - Basic	6,194	6,452	6,210	6,746
Effect of dilutive unvested restricted stock	403	477	451	474

Weighted average shares outstanding - Diluted	6,597	6,929	6,661	7,220

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

Capital Structure

The by-laws of the Company require that common stock held by employee shareholders who terminate employment with the Company be offered for sale at fair market value to the Company, which has right of first refusal. Should the Company decline to purchase the shares, the shares must next be offered to the Company’s profit sharing and employee stock ownership plans at fair market value, and then ultimately to shareholders who are employees of the Company. The by-laws of the Company provide that the fair market value be determined by an appraisal. Other than agreements with certain retired Directors, as of June 30, 2007 and September 30, 2006, there is no outstanding common stock held by individuals no longer employed by the Company.

During fiscal year 2006, the Company repurchased stock held by employee shareholders who terminated employment with the Company at a per share price ranging from $24.00 to $27.00, pending completion of the September 30, 2005 valuation. In January 2007, the September 30, 2005 valuation was finalized and established the price per share at $28.00. As a result of the September 30, 2005 valuation, accruals totaling $2.1 million were recorded as of September 30, 2006 in the accompanying condensed consolidated balance sheet to account for the stock price differentials

During the nine-month period ended June 30, 2007, the Company repurchased stock by employee shareholders who terminated employment with the Company at a per share price ranging from $22.40 to $28.00, pending completion of the September 30, 2006 valuation. In May 2007, the September 30, 2006 valuation was completed establishing a valuation price of $24.34 per share. At June 30, 2007, the Company adjusted its accrual for the stock price differentials to account for the September 30, 2006 valuation by decreasing the adjusted accrual balance to approximately $579,000 at June 30, 2007, which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

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

2. Insurance Proceeds and Gain/Loss on Recoveries

All assets recovered during the investigation and not yet liquidated, were classified as assets held for sale in the accompanying condensed consolidated balance sheets and were recorded at their estimated fair value, less estimated costs to sell, as of the date recovered. The recovered assets consisted of personal homes, condominiums and other real estate, automobiles, funds from bank accounts, jewelry, fine-arts and cash proceeds from the liquidation of personal retirement accounts. Some of the real estate recovered was acquired subject to existing debt, liens or mortgage notes. Such debt is reported as liabilities related to assets held for sale in the accompanying condensed consolidated balance sheets at September 30, 2006. The Company does not own any other assets held for sale other than those recovered during the investigation. Gain from recovered assets has been recognized at the estimated fair value of the assets recovered, less related debt and estimated costs to sell the assets. The (gain) loss on recovered assets is included in insurance proceeds and (gain) loss on recoveries in the accompanying condensed consolidated statements of operations for the three and nine-month periods ended June 30, 2007 and 2006.

In the second fiscal quarter of 2006, approximately 19,000 shares of the Company’s common stock were surrendered. These shares were not included in assets held for sale, as the estimated fair value of such shares was recorded as a reduction of stockholders’ equity. The gain on recovery of misappropriated assets of $537,000 was included in gain on recoveries in the accompanying condensed consolidated statements of operations for the nine-month period ended June 30, 2006.

The Company carries insurance to cover fiduciary and crime liability. The policy is renewed on an annual basis and was in effect for the periods in which the participants misappropriated funds of the Company. The stated aggregate limits for the annual policies from March 1992 through April 2005 are $22.0 million. The Company filed a claim under the annual policy for the period ending in April 2005 (the “2005 Policy”), to recover some of the misappropriation losses which resulted from the embezzlement. In January 2007, we received $2.0 million, the stated limit under the 2005 Policy. The insurance proceeds were recognized in insurance proceeds and gain on recoveries in the accompanying condensed consolidated statement of operations for the nine-month-period ended June 30, 2007. The Company will be filing additional claims under each of the annual policies for the periods starting in 1992 through 2004. At the present time, the Company is unable to predict the likely outcome of these claims and accordingly has not recorded any insurance receivable.

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

The following table sets forth the components of the gain on recoveries and related investigation expenses:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
(Dollars in thousands)

Insurance proceeds from misappropriation loss	$—	$—	$(2,000)	$—
(Gain) loss on recoveries	(12)	116	11	(1,633)

Insurance proceeds and (gain) loss on recoveries	(12)	116	(1,989)	(1,633)

Legal fees	442	786	1,511	3,649
Forensic accounting fees and related costs	39	1,945	2,173	6,395
Other	38	(13)	74	789

Investigation and related costs	519	2,718	3,758	10,833

Total	$507	$2,834	$1,769	$9,200

During the nine-month period ended June 30, 2007, we recognized $2.0 million in insurance proceeds received related to a claim filed by the Company under its fiduciary and crime liability insurance policy. Additionally, in the three and nine-month periods ended June 30, 2007, we incurred $519,000 and $3.8 million, respectively, in costs to investigate and quantify the impact of the embezzlement, and in costs related to the recovery and maintenance of certain assets.

During the three and nine-month periods ended June 30, 2006, we recorded a loss from recovered assets of $116,000 and a gain of $1.6 million, respectively. The gain of $1.6 million for the nine-month period ended June 30, 2006 included $1.4 million in gain related to real estate assets recovered which were classified as assets held for sale. Additionally, for the three and nine-month period ended June 30, 2006, we incurred $2.7 million and $10.8 million, respectively in investigation and related costs. The recorded gains and losses from recovered assets and the investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of general and administrative costs (“G&A”) to total Company G&A costs.

3. Assets Held for Sale

During the course of the investigation into the misappropriations (See Note 2 for further discussion), the Company identified and recovered certain assets acquired by the participants using misappropriated Company funds. At June 30, 2007, the remaining assets held for sale did not have any outstanding debt, liens or mortgage notes.

During the nine-month period ended June 30, 2007, the Company sold a real estate asset for $3.7 million which was subject to a mortgage of $2.1 million. The Company recognized an additional $98,000 in losses, primarily additional unanticipated closing costs related to the sale and interest payments on the debt. The Company intends to sell the remaining assets as soon as practicable.

	June 30, 2007	September 30, 2006
(Dollars in thousands)

Assets held for sale at estimated fair value	$513	$4,545
Less: estimated costs to sell	(45)	(310)

Adjusted fair value of assets held for sale	468	4,235
Outstanding mortgage liabilities assumed	—	(2,099)

Net fair value of assets held for sale	$468	$2,136

4. Commitments and Contingencies

The Company is obligated under various non-cancelable leases for office facilities, furniture, and equipment. Certain leases contain renewal options, escalation clauses and payment of certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties.

As of June 30, 2007, there were various legal proceedings pending against the Company, where plaintiffs allege damages resulting from the Company’s engineering services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract. The Company accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. During the nine-month period ended June 30, 2007, the Company settled three large cases which resulted in a reduction of the accrual of approximately $1.1 million, and the remaining decrease in the balance relates to other small cases. As of June 30, 2007 and September 30, 2006, the Company had accruals of approximately $4.3 million and $5.9 million, respectively, for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable and can be reasonably estimated.

In July 1998, we entered into an agreement with West Frisco Development Corporation (“WFDC”) to provide various services, among which was a flood plain study to be used by WFDC, the City of Frisco and the Federal Emergency Management Agency (“FEMA”). In 2003, the City of Frisco retained the services of a third-party architecture and engineering firm in connection with the extension and widening of Teel Road which lies within the greater drainage basin included in the Company’s original flood plain study. This architecture and engineering firm’s assessment of the flood plain study determined that the Company used incorrect assumptions when calculating the size of the drainage culverts required for the increased development of the area’s transportation infrastructure. Based on this assessment, the Company has entered into negotiations with the City of Frisco to correct the drainage needs to support the Teel Road expansion project. As a result, the Company had recorded an estimated liability of $3.1 million to cover the costs associated with correcting the drainage needs of the Teel Road expansion project. Included in this estimate is the purchase of a parcel of land for $1.5 million, the remaining balance of $1.6 million is reflected in other liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2007 and September 30, 2006.

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

The Company determined corrected overhead rates considering the impact of the misappropriations and considering the impact of additional errors identified. The Company and its advisors have been working with its government clients to finalize the refund amount (See Note 4 for further discussion). The Company estimates that the cumulative refund amount, before any payments, resulting from the overstated overhead rates is $38.7 million through June 30, 2007 ($42.0 million as of September 30, 2006), including interest that the Company will generally be required to reimburse its government clients. Based on settlements to date and new information, the Company has changed its estimate of the accrued reimbursement liability and has recorded a reduction in the liability with a corresponding increase in engineering fees in the amount of $2.5 million and $3.0 million during the three and nine-month periods ended June 30, 2007, respectively. At June 30, 2007 and September 30, 2006, the accrued reimbursement liability was $11.7 million and $28.2 million, respectively, in the accompanying condensed consolidated balance sheets.

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

The settlements described above, net of settlements paid in fiscal year 2006 and the nine-month period ended June 30, 2007, are included in the accrued reimbursement liability in the Company’s condensed consolidated financial statements at June 30, 2007. We are in discussions with our remaining government clients to enter into settlement agreements in order to satisfy any refund obligations, which are in various stages of settlement.

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

5. Income Taxes

The income tax provisions (benefit) were $(54,000) and $2.0 million, and $4.1 million and $6.7 million, which represented effective tax rates of (0.7)% and 32.9%, and 25.7% and 43.6%, for the three and nine-month periods ended June 30, 2007 and 2006, respectively.

The Company’s effective tax rate is based on expected income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates. Significant judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, it believes that certain positions, if challenged by the taxing authorities will likely be resolved unfavorably to us. These reserves are adjusted in light of changing facts and circumstances, such as the progress of a tax audit or current developments in tax law. The Company’s annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome, or the timing of resolution of any particular matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Resolution of the tax contingencies would be recognized as an increase or decrease to the Company’s tax rate in the period of resolution. During the three and nine-month periods ended June 30, 2007 and 2006, the Federal statute of limitations expired on returns filed for the years ended September 30, 2003 and 2002. The Company is no longer subject to U.S. Federal examination for these years. As a result, the Company reduced its tax contingency accrual by approximately $3.8 million and $1.0 million, respectively. This decreased the Company’s effective tax rate by 49.3% and 24.0% for the three and nine-month periods ended June 30, 2007, respectively and by 16.2% and 6.5% for the three and nine-month periods ended June 30, 2006, respectively.

6. Segment Reporting

In fiscal year 2007, we restructured our internal organization to better leverage our technical capabilities in servicing the needs of our clients which resulted in a change in the composition of our reportable segments. Under the new structure, the Company will continue to provide segment information on four reportable segments: Transportation Services, Construction Management, Civil Engineering, and Environmental Services; however, two type of services, Information Solutions, which was previously reported in the Environmental Services segment, and Evacuation Planning which was previously reported in the Transportation Services segment, were moved to Civil Engineering. Accordingly, have reclassified segment information for prior periods presented, as applicable, to conform to the current reportable segment structure

Activities in the Transportation Services business segment generally involve planning, design, right of way acquisition, development and design of intelligent transportation services and program construction management services for multiple transportation modes, including interstate and primary highways, toll roads, arterials, bridges, transit systems, airports and port facilities. The Program Management group of our Transportation segment provides many of its governmental clients the necessary resources to manage large infrastructure programs from concept through construction. Services include planning, programming, and contract support.

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

Financial information relating to the Company’s operations by segment is as follows:

	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
(Dollars in thousands)

Three Months Ended June 30, 2007
Engineering fees	$54,970	$21,444	$40,478	$33,258	$150,150
Net earned revenue	41,473	17,702	32,333	26,441	117,949
Operating income	2,477	1,102	1,753	2,844	8,176
Depreciation and amortization	870	294	955	561	2,680
Purchases of property and equipment	949	400	808	595	2,752
Total assets as of June 30, 2007	91,163	36,805	61,338	52,903	242,209

Three Months Ended June 30, 2006
Engineering fees	$54,541	$23,792	$31,430	$29,164	$138,927
Net earned revenue	41,391	19,619	26,535	22,989	110,534
Operating income	3,842	2,615	(520)	969	6,906
Depreciation and amortization	1,006	325	667	870	2,868
Purchases of property and equipment	1,407	616	1,068	849	3,940
Total assets as of June 30, 2006	93,287	40,794	62,222	47,587	243,890

	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
(Dollars in thousands)

Nine Months Ended June 30, 2007
Engineering fees	$160,728	$64,890	$108,144	$93,272	$427,034
Net earned revenue	121,017	53,856	88,305	74,988	338,166
Operating income	6,192	4,834	796	5,028	16,850
Depreciation and amortization	2,757	924	2,861	1,802	8,344
Purchases of property and equipment	2,747	1,152	2,243	1,752	7,894
Total assets as of June 30, 2007	91,163	36,805	61,338	52,903	242,209

Nine Months Ended June 30, 2006
Engineering fees	$153,436	$67,096	$102,341	$78,271	$401,144
Net earned revenue	118,091	55,624	86,591	62,121	322,427
Operating income	7,709	3,745	4,287	1,065	16,806
Depreciation and amortization	2,857	981	2,291	2,021	8,150
Purchases of property and equipment	3,051	1,431	2,300	1,782	8,564
Total assets as of June 30, 2006	93,287	40,794	62,222	47,587	243,890

7. Long-Term Debt

	June 30, 2007	September 30, 2006
(Dollars in thousands)

Line of credit	$17,455	$1,132
Mortgage note payable due in monthly installments starting on April 16, 2001, with interest, collateralized by real property; unpaid principal due March 16, 2011. Interest at LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points (5.97% and 5.98% at June 30, 2007 and September 30, 2006, respectively).	7,036	7,421
Capital lease obligations	799	1,050

	25,290	9,603

Less current portion of long-term debt	17,967	1,644
Less current portion of capital lease obligations	347	274

Long-term debt and capital lease obligations	$6,976	$7,685

The Company has a $58 million line of credit agreement, inclusive of up to $10 million in letters of credit, with Bank of America, N.A. (the “Bank”). The expiration date on the line of credit is June 30, 2008. The letters of credit reduce the maximum amount available for borrowing. As of June 30, 2007 and September 30, 2006, the Company had letters of credit outstanding totaling $1.9 million and $4.3 million, respectively. As of June 30, 2007 and September 30, 2006, we had letters of credit for $2.2 million to guarantee insurance payments. In addition, in the second quarter of 2006, we issued a letter of credit which expired in November 2006 and was not renewed, for $2.0 million to cover risk of insolvency for the FDOT. No amounts have been drawn on any of these letters of credit. As a result of the issuance of these letters of credit and outstanding borrowings, the maximum amount available for borrowing under the line of credit was $38.7 million and $52.6 million as of June 30, 2007 and September 30, 2006, respectively. As of June 30, 2007, debt outstanding under our line of credit has increased primarily due to payments made for client reimbursements.

The interest rate (5.82% at June 30, 2007 and September 30, 2006, respectively) ranges from LIBOR plus 50 basis points to Prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to Prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including minimum levels of net worth, a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The Company was in compliance with or obtained a waiver of default of the line of credit financial covenants as of June 30, 2007. The line of credit is collateralized by substantially all of the Company’s assets.

On March 19, 2001, the Company entered into a mortgage note with an original principal amount of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 5.97% and 5.98% at June 30, 2007 and September 30, 2006, respectively. Our adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%. The mortgage agreement contains clauses requiring the maintenance of various covenants and financial ratios. The mortgage note is collateralized by the office building located in Maitland, Florida. The Bank has provided us a waiver of default caused by our failure to deliver to the Bank unaudited financial statements for the quarters ended December 31, 2006, March 31, 2007 and June 30, 2007, so long as the quarterly statements are delivered no later than September 30, 2007. The bank has also provided a waiver of the minimum net worth covenant for all periods in fiscal year 2007.

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

The components of comprehensive income are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
(Dollars in thousands)

Net income	$7,761	$4,136	$11,792	$8,670
Other comprehensive income:
Unrealized gain on available for sale marketable securities held for sale, net of tax	—	—	—	14
Realized gain on available for sale marketable securities held for sale, net of tax	—	(242)	—	(242)
Unrealized gain on interest rate swap, net of tax	—	—	—	35
Minimum pension liability adjustment, net of tax	61	177	198	177

Total comprehensive income	$7,822	$4,071	$11,990	$8,654

9. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by segment for the nine-month period ended June 30, 2007 are as follows:

	Nine Months Ended June 30, 2007
	Transportation	Construction	Civil	Environmental	Total
(Dollars in thousands)

Goodwill, beginning of period	$3,922	$—	$2,641	$15,129	$21,692
EIP purchase price adjustments	—	—	—	314	314

Goodwill, end of period	$3,922	$—	$2,641	$15,443	$22,006

The Company’s intangibles assets consisted of the following:

		June 30, 2007
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization
(Dollars in thousands)

Client list	10 years	$1,963	$1,088
Backlog	3 years	2,679	2,679
Website	7 years	200	131
Pension intangible assets	6 years	1,946	1,946
Employee agreements	3 years	67	28

		$6,855	$5,872

		September 30, 2006
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization
(Dollars in thousands)

Client list	10 years	$1,963	$877
Backlog	3 years	2,679	2,232
Website	7 years	200	110
Pension intangible assets	6 years	1,946	1,946
Employee agreements	3 years	67	12

		$6,855	$5,177

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

Pursuant to the Company’s by-laws, the Company is permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006 the Company repurchased 46,000 shares and 3,400 shares, respectively, of the Company’s stock from Richard Wickett and Kathryn Wilson in the original principal amounts of $1.2 million and $92,000, respectively. The shares were repurchased for $27.00 per share which represents the September 30, 2004 share price, pending completion of the valuation of the Company’s stock as of September 30, 2005. At June 30, 2007, the Company had an accrual of $49,400 for the difference between the purchase price and the September 30, 2005 share value of $28.00. At June 30, 2007, the notes bear interest at the rate of 8.25% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

On February 13, 2007, the Company repurchased an additional 46,607 shares of the Company’s stock from Richard Wickett in the original principal amount of approximately $1.0 million, by issuing a promissory note. The additional shares were purchased for $22.40 which represents 80% of the September 30, 2005 share price, pending completion of the valuation of the Company’s stock as of September 30, 2006. In May 2007, the September 30, 2006 valuation was completed establishing a valuation price of $24.34 per share. The Company recorded an additional accrual for the difference between the purchase price and the September 30, 2006 valuation price. At June 30, 2007, the note bears interest at the rate of 8.25% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the note with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

Both notes are subject to the Company’s right of set off, which permits the Company to set off all claims it may have against the payee against amounts due and owing under the notes. The balances of the notes and the accruals for the stock price differentials were $2.5 million and $1.4 million at June 30, 2007 and September 30, 2006, respectively, and were included in other liabilities in the accompanying condensed consolidated balance sheets.

During the third quarter of fiscal 2007, as permitted under certain conditions pursuant to the terms of the agreement, the Company discontinued payments, and the provision of other benefits, to Richard Wickett under his Supplemental Retirement Agreement. Mr. Wickett has the right to appeal the decision and the projected benefit obligation remains accrued as deferred compensation in the accompanying condensed consolidated balance sheets

On June 1, 2007, the Company repurchased 21,500 shares of the Company’s stock from a retiring employee for approximately $523,000, comprised of $104,000 in cash and a note in the amount of $419,000. The note bears interest at 8.25% per annum and is adjusted to the then current prime rate of Bank of America on December 31st, of each year. Principal payments of $105,000 and accrued interest are due each year on the anniversary of the note commencing on June 1, 2008 and ending June 1, 2011. The Company paid off the entire note balance in August 2007.

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

The primary factor that contributed to a purchase price that resulted in the recognition of goodwill in our acquisition is the intellectual capital of the skilled professionals and senior technical personnel associated with the acquired entities which does not meet the criteria for recognition as an asset apart from goodwill. The results of operations of the above acquisition are included from the date of the acquisition. The pro forma impact of these acquisitions is not material to the reported historical operations.

12. Defined Benefit Retirement Plan

The Company uses a September 30 measurement date for its plans. The following table provides a summary of the Company’s periodic costs related to its defined benefit retirement plan:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
(Dollars in thousands)

Service benefits earned during period	$123	$185	$369	$555
Interest cost on projected benefit obligation	195	173	585	519
Amortization:
Prior service cost	—	81	—	243
Net loss from past experience	109	99	327	297

Net periodic pension expense	$427	$538	$1,281	$1,614

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

Other

The Company has one other plan under which no new grants have been awarded since fiscal year 1997. As of June 30, 2007, this plan had 187,390 shares outstanding with unrecognized compensation cost of $92,000 which will be recognized through 2017.

The following tables summarize information about restricted shares:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
(Shares in thousands)

Unvested at September 30, 2006	514,663	$11.11
Granted	35,967	24.34
Vested	(8,300)	14.88
Forfeited	(7,708)	25.90

Unvested at June 30, 2007	534,622	$11.79

	Outstanding Shares	Weighted Average Grant Date Fair Value	Unrecognized Compensation Cost (in thousands)	Remaining Weighted Average Period
June 30, 2007

Retention	264,230	$14.08	$1,847	4.1
Acquisition	40,369	24.47	409	2.1
KERP	42,633	23.29	805	10.7
Other	187,390	3.22	92	5.4

	534,622	$11.79	$3,153	5.6

The weighted average grant-date fair values of shares granted during the nine-month periods ended June 30, 2007 and 2006 were $24.34 and $28.00, respectively. The total fair value of shares vested, on the vesting dates, for the nine-month periods ended June 30, 2007 and 2006 was $202,000 and $580,000, respectively. The total amount of compensation expense recognized under these agreements during the three and nine-month periods ended June 30, 2007 and 2006, were $230,000 and $199,000, and $697,000 and $594,000, respectively, and was included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

14. Subsequent Event

On August 31, 2007, the Company entered into an agreement to sell its office building located in Doral, Florida, for $22.1 million in cash. Upon closing of the sale which occurred on September 14, 2007, the Company entered into a 10 year triple net lease agreement, with an option to renew the lease for an additional five years. Under the lease agreement, the base annual rent will be $1.7 million and will escalate at the rate of 2% per year. The Company will be responsible for all operating expenses, taxes, insurance, repairs and maintenance and other costs of operating the premises.

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

1. Results of Operations

The following table sets forth the percentage of net earned revenue represented by the items in our condensed consolidated statements of operations for the three-month and nine-month periods ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Engineering fees	127.3%	125.7%	126.3%	124.4%
Direct reimbursable expenses	27.3	25.7	26.3	24.4

Net earned revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Direct salaries and direct costs	35.7	36.5	36.6	36.7
General and administrative expenses, including indirect salaries	56.9	54.7	57.9	55.2
(Gain) loss on recoveries	—	0.1	(0.6)	(0.5)
Investigation and related costs	0.4	2.5	1.1	3.4

Operating income	7.0	6.2	5.0	5.2
Interest expense	(0.4)	(0.9)	(0.3)	(0.6)
Other, net	—	0.3	—	0.2

Income before income taxes	6.6	5.6	4.7	4.8
Provision for income taxes	—	1.8	1.2	2.1

Net income	6.6%	3.8%	3.5%	2.7%

A summary of our operating results for the three-month and nine-month periods ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
(Dollars in thousands)

Engineering fees	$150,150	$138,927	$427,034	$401,144
Direct reimbursable expenses	32,201	28,393	88,868	78,717

Net earned revenue	117,949	110,534	338,166	322,427

Costs and expenses:
Direct salaries and direct costs	42,115	40,371	123,714	118,292
General and administrative expenses, including indirect salaries	67,151	60,423	195,833	178,129
(Gain) loss on recoveries	(12)	116	(1,989)	(1,633)
Investigation and related costs	519	2,718	3,758	10,833

Operating income	8,176	6,906	16,850	16,806
Interest expense	(489)	(1,039)	(1,051)	(1,996)
Other, net	20	299	65	562

Income before income taxes	7,707	6,166	15,864	15,372
Provision for income taxes	(54)	2,030	4,072	6,702

Net income	$7,761	$4,136	$11,792	$8,670

Overview

Business Overview

In fiscal year 2007, we restructured our internal organization to better leverage our technical capabilities in servicing the needs of our clients which resulted in a change in the composition of our reportable segments. Under the new structure, the Company will continue to provide segment information on four reportable segments: Transportation Services, Construction Management, Civil Engineering, and Environmental Services; however, two types of services, Information Solutions, which was previously reported in the Environmental Services segment, and Evacuation Planning which was previously reported in the Transportation Services segment, were moved to Civil Engineering. Accordingly, have reclassified segment information for prior periods presented, as applicable, to conform to the current reportable segment structure.

We provide services to both private and public sector clients, with the public sector comprising approximately 75% of our engineering fees. During the nine-month period ended June 30, 2007, all segments, except Construction Management, experienced growth in engineering fees. The Civil Engineering segment benefited from the addition of several large contracts with FEMA and the Department of Defense. This increase was partly offset by a decline in business activity in the residential market, especially in California and the Southwest markets and from the winding down of the hurricanes disaster response projects that hit Florida in calendar years 2005 and 2004. The Construction Management experienced a decline in engineering fees from a slow down in the Construction Consulting practice in the Southeast Region and a decrease in projects with the Army Corps of Engineers in New Orleans. The increase in engineering fees for the Transportation Services segment was due primarily to incremental workload in the National Services group due to additional assignments with the Air National Guard Bureau (“ANGB”) and several projects in the Structures group. The Transportation Services segment’s engineering fees continued to be negatively impacted by the temporary stoppage on bidding for new jobs with the TxDOT. Our Environmental Services segment experienced growth in engineering fees primarily from the EIP acquisition and additional lump sum contracts in the East Region. As of June 30, 2007, the Company’s revenue backlog was about $516.2 million as compared to $487.4 million as of September 30, 2006, representing a 5.9% increase.

We earn revenue for time spent on projects, in addition to certain direct reimbursable expenses of our projects, such as travel and lodging, blueprints and sub-contractor expenses. The fluctuation in direct reimbursable expenses, specifically sub-contractor costs, including travel and lodging, will influence the fluctuation of our net earned revenue (“NER”). For instance, our Civil Engineering segment experienced a significant increase in direct reimbursable expenses during the nine-month period ended June 30, 2007, as compared to 2006, resulting from a high usage of subcontractors’ costs, including travel and lodging, related to several projects with FEMA. As a result, our Civil Engineering segment’s NER grew at a lower rate than its engineering fees, because more work was being performed by subcontractors. During the nine-month period ended June 30, 2007, the Company experienced an increase in indirect salaries reflecting a decrease in chargeability. As chargeability of our technical professionals’ time decreases, direct salary costs decrease proportionately along with it, while indirect salary costs increase, as less of the technical staff’s time worked is being charged back to our clients.

Our NER is also impacted by our ability to capture our technical professional staff’s time and charge it to projects. As chargeability of our technical professionals’ time increases, engineering fees and direct salaries increase along with it, while indirect salaries decrease, as more of the technical staff’s time worked is being charged back to our clients. When chargeability decreases, there is an increase in indirect salaries and a corresponding reduction in direct salaries and engineering fees. All segments experienced increases in indirect salaries during the nine-month period ended June 30, 2007, as compared to the same period in 2006. These increases were primarily due to the retention of our professional staff, during temporary stoppage on bidding for new jobs with TxDOT, in anticipation of executing future contracts and investing in market development activities. For instance, the Civil Engineering segment retained its professional staff in maintaining the Company’s readiness capabilities to respond to future disaster projects.

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

Segment Results of Operations

In fiscal year 2007, we restructured our operating segments to better leverage our technical capabilities to serve the interests of our strategic clients and markets. Under the new structure, the Company will continue to have four segments: Transportation Services, Construction Management, Civil Engineering, and Environmental Services; however, two types of services, Information Solutions, which was previously reported in the Environmental Services segment, and Evacuation Planning which was previously reported in the Transportation Services segment, were moved to Civil Engineering. We restated prior periods presented in this Form 10-Q, as applicable, to conform to the current organizational structure.

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

The accounting policies of the segments are the same as those described in the notes to the accompanying condensed consolidated financial statements. We evaluate performance based on operating income (loss) of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for the three and nine-month periods ended June 30, 2007 as compared to 2006.

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

	Three Months Ended June 30,				Nine Months Ended June 30,
	2007	% of NER	2006	% of NER	2007	% of NER	2006	% of NER
Transportation Services
Engineering fees	$54,970	132.5%	$54,541	131.8%	$160,728	132.8%	$153,436	129.9%
Direct reimbursable expenses	13,497	32.5	13,150	31.8	39,711	32.8	35,345	29.9

Net earned revenues (NER)	41,473	100.0	41,391	100.0	121,017	100.0	118,091	100.0
Direct salaries and direct costs	15,328	37.0	15,198	36.7	45,360	37.5	43,198	36.6
Indirect salaries	8,950	21.6	7,880	19.0	26,911	22.2	23,807	20.2
General and administrative costs	14,544	35.1	13,458	32.5	41,938	34.7	40,100	34.0
(Insurance proceeds) and (gain) loss on recoveries	(1)	—	40	0.1	(692)	(0.6)	(582)	(0.5)
Investigation and related costs	175	0.4	973	2.4	1,308	1.1	3,859	3.3

Total costs and expenses	38,996	94.0	37,549	90.7	114,825	94.9	110,382	93.5

Operating income	$2,477	6.0%	$3,842	9.3%	$6,192	5.1%	$7,709	6.5%

Construction Management
Engineering fees	$21,444	121.1%	$23,792	121.3%	$64,890	120.5%	$67,096	120.6%
Direct reimbursable expenses	3,742	21.1	4,173	21.3	11,034	20.5	11,472	20.6

Net earned revenues (NER)	17,702	100.0	19,619	100.0	53,856	100.0	55,624	100.0
Direct salaries and direct costs	6,914	39.1	7,485	38.2	21,089	39.2	21,724	39.1
Indirect salaries	3,496	19.7	3,505	17.9	10,095	18.7	9,812	17.6
General and administrative costs	6,117	34.6	5,600	28.5	17,580	32.6	18,806	33.8
(Insurance proceeds) and (gain) loss on recoveries	(1)	—	35	0.2	(290)	(0.5)	(273)	(0.5)
Investigation and related costs	74	0.4	379	1.9	548	1.0	1,810	3.3

Total costs and expenses	16,600	93.8	17,004	86.7	49,022	91.0	51,879	93.3

Operating income	$1,102	6.2%	$2,615	13.3%	$4,834	9.0%	$3,745	6.7%

Civil Engineering
Engineering fees	$40,478	125.2%	$31,430	118.4%	$108,144	122.5%	$102,341	118.2%
Direct reimbursable expenses	8,145	25.2	4,895	18.4	19,839	22.5	15,750	18.2

Net earned revenues (NER)	32,333	100.0	26,535	100.0	88,305	100.0	86,591	100.0
Direct salaries and direct costs	11,230	34.7	9,775	36.8	32,009	36.2	31,992	36.9
Indirect salaries	6,816	21.1	6,240	23.5	20,752	23.5	17,615	20.3
General and administrative costs	12,383	38.3	10,265	38.7	34,245	38.8	30,226	34.9
(Insurance proceeds) and (gain) loss on recoveries	(13)	—	28	0.1	(565)	(0.6)	(438)	(0.5)
Investigation and related costs	164	0.5	747	2.8	1,068	1.2	2,909	3.4

Total costs and expenses	30,580	94.6	27,055	102.0	87,509	99.1	82,304	95.0

Operating income (loss)	$1,753	5.4%	$(520)	(2.0)%	$796	0.9%	$4,287	5.0%

Environmental Services
Engineering fees	$33,258	125.8%	$29,164	126.9%	$93,272	124.4%	$78,271	126.0%
Direct reimbursable expenses	6,817	25.8	6,175	26.9	18,284	24.4	16,150	26.0

Net earned revenues (NER)	26,441	100.0	22,989	100.0	74,988	100.0	62,121	100.0
Direct salaries and direct costs	8,643	32.7	7,913	34.4	25,256	33.7	21,378	34.4
Indirect salaries	5,707	21.6	5,142	22.4	17,560	23.4	14,323	23.1
General and administrative costs	9,138	34.6	8,333	36.2	26,752	35.7	23,440	37.7
(Insurance proceeds) and (gain) loss on recoveries	3	—	13	0.1	(442)	(0.6)	(340)	(0.5)
Investigation and related costs	106	0.4	619	2.7	834	1.1	2,255	3.6

Total costs and expenses	23,597	89.2	22,020	95.8	69,960	93.3	61,056	98.3

Operating income	$2,844	10.8%	$969	4.2%	$5,028	6.7%	$1,065	1.7%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Engineering Fees

	Three Months Ended June 30,
	2007	2006	$ Change	% Change
(Dollars in thousands)

Transportation Services	$54,970	$54,541	$429	0.8%
Construction Management	21,444	23,792	(2,348)	-9.9%
Civil Engineering	40,478	31,430	9,048	28.8%
Environmental Services	33,258	29,164	4,094	14.0%

Total Engineering Fees	$150,150	$138,927	$11,223	8.1%

Engineering fees for the three-month period ended June 30, 2007, were $150.2 million compared to $138.9 million in the same period in 2006, representing an 8.1% increase. All segments, except for Construction Management, contributed to the increase in engineering fees in the three-month period ended June 30, 2007 as compared to the same period in 2006. Substantially all of the increase was derived by the Civil Engineering and Environmental Services segments. Based on settlements to date and new information, the Company has changed its estimate of the accrued reimbursement liability and recorded a reduction in the liability with a corresponding increase in engineering fees in the amount of $2.5 million during the three-month period ended June 30, 2007. The backlog volumes decreased by 1.2% in the third quarter of fiscal 2007 from $522.7 million at March 31, 2007 to $516.2 million at June 30, 2007.

In the Transportation Services segment, engineering fees increased slightly by 0.8% to $55.0 million in the three-month period ended June 30, 2007 from $54.5 million in the same period in 2006. The increase was due primarily to incremental workload in the National Services group due to additional assignments with the Air National Guard Bureau (“ANGB”) and several projects in the Aviation and Structures groups. The increase in engineering fees experienced by the National Services group in the three-month period ended June 30, 2007 as compared to the same period in 2006 was mostly offset by declining engineering fees in the Central Region resulting from the temporary stoppage on bidding for new jobs with the TxDOT. The East and West Regions also experienced declines in engineering fees in the current fiscal quarter as compared to the same fiscal quarter last year as a result of pending approval on amendments to several projects. In the third quarter of fiscal 2007, the backlog volumes of the Transportation Services segment decreased by 5.6% to $237.8 million at June 30, 2007 from $251.8 million at March 31, 2007.

Engineering fees in our Construction Management segment decreased 9.9% to $21.4 million in the three-month period ended June 30, 2007 from $23.8 million in the same period in 2006. The decrease was due primarily to delays in the start up of certain assignments in anticipation of contract approvals in the Western and Southeast Regions. The backlog volumes in the Construction Management segment at June 30, 2007 was $83.5 million compared to $83.4 million as of March 31, 2007.

Engineering fees in our Civil Engineering segment increased 28.8% to $40.5 million in the three-month period ended June 30, 2007 from $31.4 million in the same period in 2006. During the three-month period ended June 30, 2007, the Civil Engineering segment experienced an increase in engineering fees resulting from additional work assignments on several large lump sum contracts with FEMA in New Mexico and additional assignments from contracts with the Department of Defense. Also contributing to the increase in engineering fees was the expansion of services in the Gulf Coast Region and additional projects in the resort and entertainment markets. The increase in engineering fees was partly offset by the slow down in business activity in the private sector residential market and the completion, in the third quarter of fiscal 2006, of work related to the administration and management of debris removal from the large response projects resulting from the calendar years 2004 and 2005 hurricanes that hit Florida. The backlog volumes for the Civil Engineering segment at June 30, 2007 was $84.5 million compared to $77.3 million as of March 31, 2007.

Our Environmental Services segment experienced growth in its engineering fees for the three-month period ended June 30, 2007 as compared to the same period in 2006. Engineering fees increased 14.0% to $33.3 million in the three-month period ended June 30, 2007 from $29.2 million in the same period in 2006. The increase was primarily attributable to additional work assignments in the East Region resulting from some lump sum contracts. To a lesser extent, engineering fees increased as a result of the EIP acquisition, which was acquired on April 30, 2006. The increase in engineering fees from the EIP acquisition in the three-month period ended June 30, 2007 was approximately $1.7 million. The backlog volumes for the Environmental Services segment at June 30, 2007 was $110.4 million compared to $110.2 million as of March 31, 2007.

Net Earned Revenue

	Three Months Ended June 30,
	2007	2006	$ Change	% Change
(Dollars in thousands)

Transportation Services	$41,473	$41,391	$82	0.2%
Construction Management	17,702	19,619	(1,917)	-9.8%
Civil Engineering	32,333	26,535	5,798	21.9%
Environmental Services	26,441	22,989	3,452	15.0%

Total Net Earned Revenues	$117,949	$110,534	$7,415	6.7%

Net earned revenue (“NER”) was $117.9 million during the three-month period ended June 30, 2007 as compared to $110.5 million in the same period in 2006, representing an increase of 6.7%. This increase was directly related to the increase in engineering fees, as previously explained.

	Three Months Ended June 30,
	2007	% of NER	2006	% of NER
(Dollars in thousands)

Transportation Services	$13,497	32.5%	$13,150	31.8%
Construction Management	3,742	21.1%	4,173	21.3%
Civil Engineering	8,145	25.2%	4,895	18.4%
Environmental Services	6,817	25.8%	6,175	26.9%

Total Direct Reimbursable Expenses	$32,201	27.3%	$28,393	25.7%

In addition, the change in our NER is affected by the fluctuation in our direct reimbursable expenses. Direct reimbursable expenses is primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints and equipment where the Company is responsible for procurement and management of such cost components on behalf of the Company’s clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up. As a percentage of NER, direct reimbursable expenses increased by 1.6% to 27.3% in the three-month period ended June 30, 2007 from 25.7% in the same period in 2006. The increase was driven principally by the Civil Engineering segment.

As a percentage of NER, direct reimbursable expenses for our Transportation Services segment increased by 0.7% to 32.5% in the three-month period ended June 30, 2007 from 31.8% in the same period in 2006. This increase was primarily due to work being performed pending approval of contract amendments.

In our Construction Management segment, direct reimbursable expenses decreased by 10.3% to $3.7 million in the three-month period ended June 30, 2007 as compared to the same period in 2006. This decrease was primarily due to the decrease in engineering fees, as previously explained. As a percentage of NER, direct reimbursable expenses decreased slightly by 0.2% to 21.1% in the three-month period ended June 30, 2007 from 21.3% in the same period in 2006. This slight decrease was primarily due to the shifting from direct reimbursable contracts to more lump sum contracts in this segment.

Direct reimbursable expenses in the Civil Engineering segment increased, as a percentage of NER, by 6.8% to 25.2% in the three-month period ended June 30, 2007 from 18.4% in the same period in 2006. The increase was due to the high usage of subconsultants in connection with the FEMA and the Department of Defense contracts, as previously explained.

Our Environmental Services segment experienced an increase of 10.4% in direct reimbursable expenses in the three-month period ended June 30, 2007 when compared to the same period in 2006. This increase was due primarily to the use of subcontractors required with the contracts acquired with the EIP acquisition. As a percentage of NER, direct reimbursable expenses decreased by 1.1% to 25.8% in the three-month period ended June 30, 2007 from 26.9% in the same period in 2006. The decrease was due primarily to a proportionately higher growth in NER in relation to the increase in direct reimbursable expenses.

Operating Income

	Three Months Ended June 30,
	2007	% of NER	2006	% of NER
(Dollars in thousands)

Transportation Services	$2,477	6.0%	$3,842	9.3%
Construction Management	1,102	6.2%	2,615	13.3%
Civil Engineering	1,753	5.4%	(520)	-2.0%
Environmental Services	2,844	10.8%	969	4.2%

Total Operating Income (loss)	8,176	6.9%	6,906	6.2%

(Gain) loss on Recoveries	(12)	0.0%	116	0.1%
Investigation and Related Costs	519	0.4%	2,718	2.5%

Total Operating Income (loss) before (Gain) loss on Recoveries and Investigation and Related Costs	$8,683	7.4%	$9,740	8.8%

Operating income was $8.2 million during the three-month period ended June 30, 2007 as compared to $6.9 million in the same period in 2006, representing an increase of 18.4%. Operating income, as a percentage of NER, increased by 0.7%% to 6.9% in the three-month period ended June 30, 2007 from 6.2% in the same period in 2006. The Civil Engineering and Environmental Services experienced significant increases in operating income as a percentage of NER, in the three-month period ended June 30, 2007 as compared to the same period in 2006. The Transportation Services and the Construction Management had decreases in operating income, as a percentage of NER, for the three-month period ended June 30, 2007 as compared to the same period last year. The increase in total operating income was primarily due to the increase in business activity experienced by the Civil Engineering and Environmental Services segments, which resulted in increased engineering fees and higher chargeability in the three-month period ended June 30, 2007 as compared to the same period in 2006. Also benefiting operating income in the three-month period ended June 30, 2007 as compared to the same period in 2006 was a decrease of $2.2 million in investigation and related costs. The increase in operating income was partly offset by declining engineering fees and chargeability in the Transportation Services segment resulting from the temporary stoppage on bidding for new jobs with the TxDOT and delays in the start up of certain assignments in anticipation of contracts approvals in the Construction Management segment.

We believe that operating income before gains and losses on recoveries and investigation and related costs is a useful measure in evaluating our results of operations because the gains and losses on recoveries and investigation and related costs are unusual items which do not reflect the costs or revenues of our provision of services in the given year. While the misappropriation occurred over a long period, the recoveries and investigation costs are realized when recovered or incurred and not in relation to the period when the misappropriation occurred. We believe this measure is helpful for us and for our investors to evaluate the results of our operations and make comparisons between periods.

Operating income before (gain) loss on recoveries and investigation and related costs was $8.7 million during the three-month period ended June 30, 2007 as compared to $9.7 million in the same period in 2006, representing an decrease of 10.9%. Operating income before (gain) loss on recoveries and related costs, as a percentage of NER, decreased by 1.4% to 7.4% in the three-month period ended June 30, 2007 from 8.8% in the same period in 2006. The decrease in total operating income was primarily due to declining engineering fees and chargeability resulting from the temporary stoppage on bidding for new jobs with the TxDOT and delays in the start up of certain assignments in anticipation of contracts approvals in the Construction Management segment. The decrease in operating income before (gain) loss on recoveries and related costs was partly offset by the increase in business activity experienced by the Civil Engineering and Environmental Services segments, which resulted in increased engineering fees and higher chargeability in the three-month period ended June 30, 2007 as compared to the same period in 2006. Gain/loss on recoveries and investigation and related costs, net are treated as corporate overhead costs, and as such, are allocated to each respective segment. The allocation is based on the segments’ proportionate share of general and administrative (“G&A”) costs to total Company G&A costs.

As a percentage of NER, the Transportation Services segment’s operating income decreased by 3.3% to 6.0% in the three-month period ended June 30, 2007 from 9.3% in the same period in 2006. This decrease was primarily driven by marginal growth in engineering fees caused by the temporary work stoppage on bidding for new jobs with the TxDOT in the Central Region. The East and West Regions also experienced declines in engineering fees in the current fiscal quarter as compared to the same fiscal quarter last year as a result of pending approval on amendments to several projects. This segment also experienced increases in indirect salaries from hiring key professional staff in anticipation of approvals on new contracts and expenditures for business development activities. The decrease in operating income was partly offset by a decrease in investigation and related costs in the three-month period ended June 30, 2007 when compared to the same periods in 2006. As a percentage of NER, the Transportation Services segment’s operating income before (gain) loss on recoveries and investigation and related costs decreased by 5.3% to 6.4% in the three-month period ended June 30, 2007 from 11.7% in the same period in 2006.

As a percentage of NER, the Construction Management segment experienced a decrease in operating income of 7.1% to 6.2% in the three-month period ended June 30, 2007 from 13.3% in the same period in 2006. This decrease was primarily driven by a slow down in the Construction Consulting practice in the Southeast Region and a decrease in projects with the Army Corps of Engineers in New Orleans. The decrease in operating income was partly offset by a decrease in investigation and related costs in the three-month period ended June 30, 2007 when compared to the same periods in 2006. As a percentage of NER, the Construction Management segment experienced a decrease in operating income before (gain) loss on recoveries and related costs of 8.8% to 6.6% in the three-month period ended June 30, 2007 from 15.4% in the same period in 2006.

The Civil Engineering segment operating income was $1.8 million during the three-month period ended June 30, 2007 as compared to a loss of $520,000 in the same period in 2006. This improvement was primarily driven by the significant growth in engineering fees, as previously explained. The increase in engineering fees caused an improvement in Civil Engineering overall chargeability. As chargeability of our technical professionals’ time increases, engineering fees and direct salaries increase proportionately along with it, while indirect salaries decrease, as more of the technical staff’s time worked is being charged back to our clients. Also contributing to the increase in operating profit was a decrease in investigation and related costs in the three-month period ended June 30, 2007 when compared to the same period in 2006. The Civil Engineering operating income before (gain) loss on recoveries and investigation and related costs was $1.9 million during the three-month period ended June 30, 2007 as compared to operating income of $255,000 in the same period in 2006.

The Environmental Services segment experienced an increase in operating income, as a percentage of NER, of 6.6% to 10.8% in the three-month period ended June 30, 2007 from 4.2% in the same period in 2006. This increase was primarily driven by the addition of several lump sum contracts in the East Region and the impact on engineering fees from the EIP acquisition, as previously explained. The growth in engineering fees improved the chargeability and utilization of the professional staff. Also contributing to the improvements in operating results was tight control over headcount and G&A costs. The Environmental Services segment also benefited from a reduction in investigation and related costs in the three-month period ended June 30, 2007 when compared to the same period in 2006. As a percentage of NER, the Environmental Services operating income before (gain) loss on recoveries and investigation and related costs increased by 4.2% to 11.2% in the three-month period ended June 30, 2007 from 7.0% in the same period in 2006.

Costs

Costs consist principally of direct salaries that are chargeable to clients and overhead and general and administrative expenses.

Direct Salaries and Direct Costs

	Three Months Ended June 30,
	2007	% of NER	2006	% of NER
(Dollars in thousands)

Transportation Services	$15,328	37.0%	$15,198	36.7%
Construction Management	6,914	39.1%	7,485	38.2%
Civil Engineering	11,230	34.7%	9,775	36.8%
Environmental Services	8,643	32.7%	7,913	34.4%

Total Direct Salaries and Direct Costs	$42,115	35.7%	$40,371	36.5%

Direct salaries and direct costs primarily include direct salaries and to a lesser extent unreimburseable direct costs. Direct salaries and direct costs were $42.1 million during the three-month period ended June 30, 2007 as compared to $40.4 million in the same period in 2006, representing an increase of 4.3%. This increase is directly related to the increase in engineering fees. On a Company basis, direct salaries and direct costs as a percentage of NER decreased by 0.8% to 35.7% in the three-month period ended June 30, 2007 from 36.5% for the same period in 2006.

The Transportation Services segment experienced a slight increase in direct salaries and direct costs of 0.9% to $15.3 million in the three-month period ended June 30, 2007 from $15.2 million in the same period in 2006. As a percentage of NER, direct salaries and direct costs increased slightly by 0.3% to 37.0% in the three-month period ended June 30, 2007 from 36.7% in the same period in 2006. This increase was caused by work being performed on contracts in anticipation of getting approval.

Direct salaries and direct costs in the Construction Management segment decreased 7.6% to $6.9 million in the three-month period ended June 30, 2007 from $7.5 million in the same period in 2006. This decrease was due primarily to the decrease in engineering fees in the current fiscal quarter. As a percentage of NER, direct salaries and direct costs increased by 0.9% to 39.1% in the three-month period ended June 30, 2007 from 38.2% in the same period in 2006. This increase was due to a proportionately higher decrease in NER relative to the decrease in direct salaries.

Direct salaries and direct costs in the Civil Engineering segment increased by 14.9% to $11.2 million in the three-month period ended June 30, 2007 from $9.8 million in the same period in 2006. The increase was due to the increase in business activity resulting from the additional work with FEMA and the Department of Defense. As a percentage of NER, direct salaries and direct costs decreased by 2.1% to 34.7% in the three-month period ended June 30, 2007 from 36.8% in the same period in 2006. This decrease was due in part from the higher utilization of our professional staff, which resulted in high labor margin performance and a proportionately higher increase in NER in proportion to the increase in direct salaries and direct costs.

Direct salaries and direct costs in the Environmental Services segment increased 9.2%, and as a percentage of NER, direct salaries decreased by 1.7% to 32.7% in the three-month period ended June 30, 2007 from 34.4% in the same period in 2006. This decrease was due primarily to the growth in NER coupled with tight controls over headcount.

General and Administrative Costs, including Indirect Salaries

The other component of costs is indirect costs, which include indirect salaries, and general and administrative costs.

	Three Months Ended June 30,
	2007	% of NER	2006	% of NER
(Dollars in thousands)
Transportation Services	$8,950	21.6%	$7,880	19.0%
Construction Management	3,496	19.7%	3,505	17.9%
Civil Engineering	6,816	21.1%	6,240	23.5%
Environmental Services	5,707	21.6%	5,142	22.4%

Total Indirect Salaries	$24,969	21.2%	$22,767	20.6%

Indirect salaries increased 9.7% to $25.0 million in the three-month period ended June 30, 2007 from $22.8 million in the same period in 2006. Indirect salaries as a percentage of NER increased by 0.6% to 21.2% in the three-month period ended June 30, 2007 from 20.6% in the same period in 2006.

Indirect salaries for the Transportation Services segment increased 13.6% to $9.0 million in the three-month period ended June 30, 2007 from $7.9 million in the same period in 2006. As a percentage of NER, indirect salaries for the Transportation Services segment increased 2.6% to 21.6% in the three-month period ended June 30, 2007 from 19.0% in the same period in 2006. The increase in indirect salaries was due primarily to the temporary work stoppage on bidding on new jobs with the TxDOT, new professional staff added in the structures and aviation services group and business development activities in the West Region and aviation services group.

The Construction Management segment indirect salaries remained flat at $3.5 million in the three-month period ended June 30, 2007 and 2006, respectively. As a percentage of NER, indirect salaries increased by 1.8% to 19.7% in the three-month period ended June 30, 2007 from 17.9% in the same period in 2006. The increase was due primarily to the retention of key professional staff in anticipation of getting approvals on several contracts.

Indirect salaries for the Civil Engineering segment increased 9.2% to $6.8 million in the three-month period ended June 30, 2007 from $6.2 million for the same period in 2006. As a percentage of NER, indirect salaries decreased by 2.4% to 21.1% in the three-month period ended June 30, 2007 from 23.5% in the same period in 2006. This decrease resulted from higher utilization of the professional staff as a result of the growth in engineering fees in the current fiscal quarter when compared to the same fiscal quarter last year.

The Environmental Services segment experienced an increase in indirect salaries of 11.0% to $5.7 million in the three-month period ended June 30, 2007 from $5.1 million in the same period in 2006. As a percentage of NER, indirect salaries decreased by 0.8% to 21.6% in the three-month period ended June 30, 2007 from 22.4% in the same period in 2006. The decrease was due to improved chargeability of the professional staff in the three-month period ended June 30, 2007 when compared to the same period in 2006.

	Three Months Ended June 30,
	2007	% of NER	2006	% of NER
(Dollars in thousands)

Transportation Services	$14,544	35.1%	$13,458	32.5%
Construction Management	6,117	34.6%	5,600	28.5%
Civil Engineering	12,383	38.3%	10,265	38.7%
Environmental Services	9,138	34.6%	8,333	36.2%

Total General & Administrative Costs	$42,182	35.8%	$37,656	34.1%

General and administrative (“G&A”) costs increased by 12.0%, to $42.2 million in the three-month period ended June 30, 2007 from $37.7 million in the same period in 2006. The majority of the increase is primarily related to flex benefits of $1.0 million, rent expense for real estate of $766,000, resulting primarily from lease renewals at higher rates, deferred compensation of $569,000, insurance expense of $458,000, equipment and vehicle expenses of $367,000. We also experienced increases for professional fees, payroll taxes and business development. These increases were partly offset by a decrease in incentive compensation of $348,000. Most of these costs are generally considered corporate costs which benefit all segments and are allocated to the respective segments based on the individual segments’ proportionate share of G&A costs as compared to total Company G&A costs. G&A as a percentage of NER increased by 1.7% to 35.8% in the three-month period ended June 30, 2007 from 34.1% in the same period in 2006. The increase in G&A, as a percentage of NER, was due a proportionately lower growth in NER relative to the increase in G&A costs in the three-month period ended June 30, 2007 as compared to the same period last year.

Insurance Proceeds, Gains/Losses on Recoveries and Investigation and Related Costs

As described elsewhere in this Form 10-Q, we recognized $519,000 and $2.7 million in investigation and related costs in the three-month periods ended June 30, 2007 and 2006, respectively. During the three-month period ended June 30, 2006, we recorded a loss from recovered assets of $116,000. We have not discovered and do not expect to discover any additional misappropriations, and therefore, we have not recorded any misappropriation losses for the three month-periods ended June 30, 2007 and 2006. The recorded insurance proceeds, losses from recovered assets and the investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of G&A costs to total Company general and administrative costs.

Nine months Ended June 30, 2007 Compared to Nine months Ended June 30, 2006

Engineering Fees

	Nine Months Ended June 30,
	2007	2006	$ Change	% Change
(Dollars in thousands)

Transportation Services	$160,728	$153,436	$7,292	4.8%
Construction Management	64,890	67,096	(2,206)	-3.3%
Civil Engineering	108,144	102,341	5,803	5.7%
Environmental Services	93,272	78,271	15,001	19.2%

Total Engineering Fees	$427,034	$401,144	$25,890	6.5%

Engineering fees for the nine-month period ended June 30, 2007, were $427.0 million during the nine-month period ended June 30, 2007 as compared to $401.1 million in the same period in 2006, representing an increase of 6.5%. Substantially all of the increase was in the Environmental Services and Transportation Services segments. Based on settlements to date and new information, the Company has changed its estimate of the accrued reimbursement liability and recorded a reduction in the liability with a corresponding increase in engineering fees in the amount of $3.0 million during the nine-month period ended June 30, 2007. The backlog volumes increased by 5.9% in the nine-month period ended June 30, 2007 from $487.4 million at September 30, 2006 to $516.2 million at June 30, 2007. All segments, except the Transportation Services segment, had increases in backlog volumes at June 30, 2007 when compared to the backlog volumes at September 30, 2006.

In the Transportation Services segment, engineering fees increased 4.8% to $160.7 million in the nine-month period ended June 30, 2007 from $153.4 million in the same period in 2006. The increase was due primarily from the an increase in workload in the National Services group due to additional projects with the ANGB and the Western Region structures group. The increase in engineering fees for the nine-month period ended June 30, 2007 was partly offset by declining engineering fees in the Central Region resulting from the temporary work stoppage on bidding for new jobs with the TxDOT and delays in getting contract amendments approved. The backlog volumes for the Transportation Services segment at June 30, 2007 decreased by 1.2% to $237.8 million from $240.7 million at September 30, 2006.

Engineering fees from our Construction Management segment decreased 3.3% to $64.9 million in the nine-month period ended June 30, 2007 from $67.1 million in the same period in 2006. The decrease in engineering fees in the nine-month period ended June 30, 2007 as compared to the same period in 2006 was due primarily to delays in starting projects in the Western and Southeast Regions and by the winter weather shut down, which occurred sooner and lasted longer than last season. This decrease was partly offset by increases in engineering fees from additional work approved with the Army Corps of Engineers in New Orleans and the Construction Consulting practice in the Southeast Region. The backlog volumes for the Construction Management segment at June 30, 2007 was $83.5 million compared to $71.8 million as of September 30, 2006.

Engineering fees from Civil Engineering services increased 5.7% to $108.1 million in the nine-month period ended June 30, 2007 from $102.3 million in the same period in 2006. The increase in engineering fees was primarily attributable to the Civil Engineering segment experienced an increase in engineering fees resulting from additional work assignments on several large lump sum contracts with FEMA in New Mexico and additional assignments from contracts with the Department of Defense in the East, Southeast and Gulf Coast Regions. Also contributing to the increase in engineering fees was the expansion of services in the Gulf Coast Region and additional projects in the resort and entertainment markets. The increase in engineering fees was partly offset by the slow down in business activity in the private sector residential market, especially in the California and Southwest markets, which affected the engineering components of our private sector land development services. Also offsetting the increase in engineering fees for the nine-month period ended June 30, 2007 when compared to the same period in 2006 was the completion, in the third quarter of fiscal 2006, of work related to the administration and management of debris removal from the large response projects resulting from the calendar years 2004 and 2005 hurricanes that hit Florida. The backlog volumes for the Civil Engineering segment at June 30, 2007 was $84.5 million compared to $71.0 million as of September 30, 2006.

Engineering fees in our Environmental Services segment experienced an increase of 19.2% to $93.3 million in the nine-month period ended June 30, 2007 from $78.3 million in the same period in 2006. The increase was primarily due to the EIP acquisition, which was acquired on April 30, 2006. The increase in engineering fees from EIP, following the acquisition, was approximately $9.6 million in the nine-month period ended June 30, 2007. Also contributing to the increase in engineering fees was additional assignments from several lump sum contracts in the East Region. The backlog volumes for the Environmental Services segment at June 30, 2007 was $110.4 million compared to $103.9 million as of September 30, 2006.

Net Earned Revenue

	Nine Months Ended June 30,
	2007	2006	$ Change	% Change
(Dollars in thousands)

Transportation Services	$121,017	$118,091	$2,926	2.5%
Construction Management	53,856	55,624	(1,768)	-3.2%
Civil Engineering	88,305	86,591	1,714	2.0%
Environmental Services	74,988	62,121	12,867	20.7%

Total Net Earned Revenues	$338,166	$322,427	$15,739	4.9%

Net earned revenue was $338.2 million during the nine-month period ended June 30, 2007 as compared to $322.4 million in the same period in 2006, representing an increase of 4.9%. This increase was directly related to the increase in engineering fees, as previously explained.

	Nine Months Ended June 30,
	2007	% of NER	2006	% of NER
(Dollars in thousands)

Transportation Services	$39,711	32.8%	$35,345	29.9%
Construction Management	11,034	20.5%	11,472	20.6%
Civil Engineering	19,839	22.5%	15,750	18.2%
Environmental Services	18,284	24.4%	16,150	26.0%

Total Direct Reimbursable Expenses	$88,868	26.3%	$78,717	24.4%

In addition, the change in our NER is affected by the fluctuation in our direct reimbursable expenses. Direct reimbursable expenses is primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints, and equipment where the Company is responsible for procurement and management of such cost components on behalf of the Company’s clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up. As a percentage of NER, direct reimbursable expenses increased by 1.9% to 26.3% in the nine-month period ended June 30, 2007 from 24.4% in the same period in 2006. The increase was principally driven by the Civil Engineering and Transportation Services segments.

In our Transportation Services segment, direct reimbursable expenses as a percentage of NER increased by 2.9% to 32.8% in the nine-month period ended June 30, 2007 from 29.9% in the same period in 2006. The increase primarily resulted from the high usage of subconsultants in connection with the ANGB projects.

In our Construction Management segment, direct reimbursable expenses as a percentage of NER decreased slightly by 0.1% to 20.5% in the nine-month period ended June 30, 2007 from 20.6% in the same period in 2006. This slight decrease was primarily due to the shifting from direct reimbursable contracts to more lump sum contracts in this segment.

In the Civil Engineering segment direct reimbursable expenses as a percentage of NER increased by 4.3% to 22.5% in the nine-month period ended June 30, 2007 from 18.2% in the same period in 2006. The increase was primarily due to the substantial use of subconsultants in connection with the FEMA and the Department of Defense projects. The increase was partially offset by a decrease in the use of subconsultants in the private sector land development services and a reduction in travel and meals costs as the result of the completion, in June 2006, of the work related to debris removal from the Florida hurricanes in calendar 2004 and 2005. During the six-month period ended March 31, 2006, the Civil Engineering segment incurred direct reimbursable costs, including travel and lodging costs, for the employees overseeing debris removal in the areas affected by the disasters.

Our Environmental Services segment experienced an increase of 13.2% in direct reimbursable expenses in the nine-month period ended June 30, 2007 when compared to the same period in 2006. This increase was due primarily to the use of subcontractors required with the contracts acquired with the EIP acquisition. As a percentage of NER, direct reimbursable expenses decreased by 1.6% to 24.4% in the nine-month period ended June 30, 2007 as compared to 26.0% in the same period in 2006. The decrease was due primarily to a proportionately higher growth in NER in relation to the increase in direct reimbursable expenses.

Operating Income

	Nine Months Ended June 30,
	2007	% of NER	2006	% of NER
(Dollars in thousands)

Transportation Services	$6,192	5.1%	$7,709	6.5%
Construction Management	4,834	9.0%	3,745	6.7%
Civil Engineering	796	0.9%	4,287	5.0%
Environmental Services	5,028	6.7%	1,065	1.7%

Total Operating Income	16,850	5.0%	16,806	5.2%

Insurance Proceeds and Gain on Recoveries	(1,989)	-0.6%	(1,633)	-0.5%
Investigation and Related Costs	3,758	1.1%	10,833	3.4%

Total Operating Income before Insurance Proceeds and Gain on Recoveries, net of Investigation and Related Costs	$18,619	5.5%	$26,006	8.1%

Operating income was $16.9 million during the nine-month period ended June 30, 2007 as compared to $16.8 million in the same period in 2006, representing a slight increase of 0.3%. The increase in total operating income was primarily the result of a decrease in investigation and related costs of $7.1 million. Also contributing to the increase in operating income for the nine-month period ended June 30, 2007 when compared to the same period in 2006 was the EIP acquisition, which accounted for a significant portion of the increase in engineering fees. The increase in operating income was offset by a decline in business activity, especially in the residential markets of California and the Southwest, which most affected the engineering components of our private sector land development services and the temporary stoppage in bidding for new jobs with the TxDOT. Operating income was also impacted by the strategic retention of professional staff to maintain our readiness response capabilities to any disaster projects and by a decrease in chargeability across all segments caused by the slowdown in business activity. Operating income, as a percentage of NER, decreased by 0.2% to 5.0% in the nine-month period ended June 30, 2007 from 5.2% in the same period in 2006.

We believe that operating income before gains and losses on recoveries and investigation and related costs is a useful measure in evaluating our results of operations because the gains and losses on recoveries and investigation and related costs are unusual items which do not reflect the costs or revenues of our provision of services in the given year. While the misappropriation occurred over a long period, the recoveries and investigation costs are realized when recovered or incurred and not in relation to the period when the misappropriation occurred. We believe this measure is helpful for us and for our investors to evaluate the results of our operations and make comparisons between periods.

Operating income before insurance proceeds and gain on recoveries, net of investigation and related costs, was $18.6 million during the nine-month period ended June 30, 2007 as compared to $26.0 million in the same period in 2006, representing a decrease of 28.4%. Operating income before insurance proceeds and gain on recoveries, net of investigation and related costs, as a percentage of NER, decreased by 2.6% to 5.5% in the nine-month period ended June 30, 2007 from 8.1% in the same period in 2006. This decrease was primarily due by a decline in business activity, especially in the residential markets of California and the Southwest, which most affected the engineering components of our private sector land development services and the temporary stoppage in bidding for new jobs with the TxDOT. Operating income was also impacted by the strategic retention of professional staff to maintain our readiness response capabilities to any disaster projects and by a decrease in chargeability across all segments caused by the slowdown in business activity. The decrease was partly offset by the contribution of the EIP acquisition to the operating results, which accounted for a significant portion of the increase in engineering fees in the nine-moth period ended June 30, 2007 when compared to the same period in 2006. Insurance proceeds and gain on recoveries and investigation and related costs, net are treated as corporate overhead costs, and as such, are allocated to each respective segment. The allocation is based on the segments’ proportionate share of G&A costs to total Company G&A costs.

As a percentage of NER, the Transportation Services segment’s operating income decreased by 1.4% to 5.1% in the nine-month period ended June 30, 2007 from 6.5% in the same period in 2006. The decrease for the nine-month period ended June 30, 2007 was due to a reduction in business activity resulting from the temporary stoppage in bidding for new jobs with the TxDOT and delays in getting new contracts executed. To a lesser extent, this segment also experienced low chargeability in some groups within the National Services group. The decrease was partly offset by a decrease in the allocation of investigation and related costs of $2.6 million from the same period in 2006. As a percentage of NER, the Transportation Services segment’s operating income before insurance proceeds and gain on recoveries, net of investigation and related costs decreased by 3.7% to 5.6% in the nine-month period ended June 30, 2007 from 9.3% in the same period in 2006.

The Construction Management segment experienced an increase in operating income, as a percentage of NER of 2.3% in the nine-month period ended June 30, 2007 when compared to the same period in 2006. This increase was primarily driven by a decrease in the allocation of investigation and related costs. Also contributing to the increase in operating income was a reduction of G&A costs resulting from settlements of vehicle liability claims. The increase in operating income was mostly offset by a decrease in engineering fees caused by declining business activity and work stoppage from the bad winter weather, which started sooner and lasted longer than last year. As a percentage of NER, operating income before insurance proceeds and gain on recoveries, net of investigation and related costs remained flat at 9.5% in the nine-month period ended June 30, 2007 and 2006, respectively.

As a percentage of NER, the Civil Engineering segment operating income decreased by 4.1% to 0.9% in the nine-month period ended June 30, 2007 from 5.0% in the same period in 2006. This decrease was primarily driven by a decline in the residential market, especially in the California and Southwest markets, which affected the engineering components of our private sector land development services and to an increase in indirect salaries resulting from the strategic investment in the retention of professional staff to maintain our readiness response capabilities to any disaster project and less than optimum chargeability within the engineering components of the private sector. This decrease in operating income was partly offset by a decrease in the allocation of investigation and related costs in the nine-month period ended June 30, 2007 when compared to the same period in 2006. As a percentage of NER, operating income before insurance proceeds and gain on recoveries, net of investigation and related costs decreased by 6.3% to 1.5% in the nine-month period ended June 30, 2007 from 7.8% in the same period in 2006.

The Environmental Services segment experienced an increase in operating income, as a percentage of NER, of 5.0% to 6.7% in the nine-month period ended June 30, 2007 from 1.7% in the same period in 2006. This increase was primarily driven by the EIP acquisition, as previously explained, and the addition of several lump sum contracts in the East Region. The growth in engineering fees improved the chargeability and utilization of the professional staff. Also contributing to the improvements in operating results was tight control over headcount. The Environmental Services segment also benefited from a reduction in investigation and related costs in the nine-month period ended June 30, 2007 when compared to the same period in 2006. As a percentage of NER, the Environmental Services operating income before insurance proceeds and gain on recoveries, net of investigation and related costs increased by 2.4% to 7.2% in the nine-month period ended June 30, 2007 from 4.8% in the same period in 2006.

Costs

Costs consist principally of direct salaries that are chargeable to clients and overhead and general and administrative expenses.

Direct Salaries and Direct Costs

	Nine Months Ended June 30,
	2007	% of NER	2006	% of NER
(Dollars in thousands)

Transportation Services	$45,360	37.5%	$43,198	36.6%
Construction Management	21,089	39.2%	21,724	39.1%
Civil Engineering	32,009	36.2%	31,992	36.9%
Environmental Services	25,256	33.7%	21,378	34.4%

Total Direct Salaries and Direct Costs	$123,714	36.6%	$118,292	36.7%

Direct salaries and direct costs primarily include direct salaries and to a lesser extent unreimburseable direct costs. Direct salaries and direct costs were $123.7 million in the nine-month period ended June 30, 2007 as compared to $118.3 million in the same period in 2006, representing an increase of 4.6%. As a percentage of NER, direct salaries and direct costs, decreased slightly by 0.1% to 36.6% in the nine-month period ended June 30, 2007 from 36.7% in the same period in 2006.

Direct salaries and direct costs in the Transportation Services segment increased 5.0% to $45.4 million in the nine-month period ended June 30, 2007 from $43.2 million in the same period in 2006. As a percentage of NER, direct salaries and direct costs increased by 0.9% to 37.5% in the nine-month period ended June 30, 2007 from 36.6% in the same period in 2006, reflecting direct salaries incurred in anticipation of executing new contract assignments.

Direct salaries and direct costs in the Construction Management segment decreased 2.9% to $21.1 million in the nine-month period ended June 30, 2007 from $21.7 million in the same period in 2006. As a percentage of NER, direct salaries and direct costs increased slightly by 0.1% to 39.2% in the nine-month period ended June 30, 2007 from 39.1% in the same period in 2006. This increase was due to a proportionately higher decrease in NER relative to the decrease in direct salaries.

Direct salaries and direct costs in the Civil Engineering segment remained relatively flat at $32.0 million in the nine-month periods ended June 30, 2007 and 2006, respectively. As a percentage of NER, direct salaries and direct costs decreased by 0.7% to 36.2% in the nine-month period ended June 30, 2007 from 36.9% in the same period in 2006. This decrease was due in part from the higher utilization of our professional staff, which resulted in high labor margin performance and a proportionately higher increase in NER in proportion to the increase in direct salaries and direct costs.

Direct salaries and direct costs in the Environmental Services segment increased 18.1% to $25.3 million in the nine-month period ended June 30, 2007 from $21.4 million in the same period in 2006. This increase was due primarily to the professional staff added with the acquisitions of EIP, as previously explained. As a percentage of NER, direct salaries and direct costs decreased by 0.7% to 33.7% in the nine-month period ended June 30, 2007 from 34.4% in the same period in 2006. This decrease was due primarily to the growth in NER coupled with tight controls over headcount

General and Administrative Costs, including Indirect Salaries

The other component of costs is indirect costs, which include indirect salaries, and general and administrative costs.

	Nine Months Ended June 30,
	2007	% of NER	2006	% of NER
(Dollars in thousands)

Transportation Services	$26,911	22.2%	$23,807	20.2%
Construction Management	10,095	18.7%	9,812	17.6%
Civil Engineering	20,752	23.5%	17,615	20.3%
Environmental Services	17,560	23.4%	14,323	23.1%

Total Indirect Salaries	$75,318	22.3%	$65,557	20.3%

Indirect salaries increased 14.9% to $75.3 million in the nine-month period ended June 30, 2007 from $65.6 million in the same period in 2006. Indirect salaries, as a percentage of NER, increased by 2.0% to 22.3% in the nine-month period ended June 30, 2007 from 20.3% in the same period in 2006.

The Transportation Services segment experienced an increase in indirect salaries of 13.0% to $26.9 million in the nine-month period ended June 30, 2007 from $23.8 million in the same period in 2006. As a percentage of NER, indirect salaries increased by 2.0% to 22.2% in the nine-month period ended June 30, 2007 from 20.2% in the same period in 2006. Transportation Services segment was impacted by the temporary stoppage on bidding for new jobs with the TxDOT, the addition of professional staff in anticipation of contracts approval and expenditures in business development.

The Construction Management segment experienced an increase in indirect salaries of 2.9% to $10.1 million in the nine-month period ended June 30, 2007 from $9.8 million in the same period in 2006. As a percentage of NER, indirect salaries increased by 1.1% to 18.7% in the nine-month period ended June 30, 2007 from 17.6% in the same period in 2006. The increase in indirect salaries was due primarily to the retention of key professional staff in anticipation of getting approvals on several contracts and work stoppage resulting from this year’s severe winter weather, which started sooner and lasted longer than last season.

The Civil Engineering segment experienced an increase in indirect salaries of 17.8% to $20.8 million in the nine-month period ended June 30, 2007 from $17.6 million in the same period in 2006. As a percentage of NER, indirect salaries increased by 3.2% to 23.5% in the nine-month period ended June 30, 2007 from 20.3% in the same period in 2006. This increase was primarily due to the strategic retention of our professional staff in maintaining our readiness capabilities to respond to disaster projects and investment in growing the Federal market program. To a lesser extent, the less than optimum chargeability within the engineering components of the private sector also contributed to the increase in indirect salaries.

Indirect salaries in our Environmental Services segment increased by 22.6% to $17.6 million in the nine-month period ended June 30, 2007 from $14.3 million in the same period in 2006. Indirect salaries, as a percentage of NER increased slightly by 0.3% to 23.4% in the nine-month period ended June 30, 2007 from 23.1% in the same period in 2006. The increase in indirect salaries was primarily due to decreased chargeability and additional focus on marketing and business development.

	Nine Months Ended June 30,
	2007	% of NER	2006	% of NER
(Dollars in thousands)

Transportation Services	$41,938	34.7%	$40,100	34.0%
Construction Management	17,580	32.6%	18,806	33.8%
Civil Engineering	34,245	38.8%	30,226	34.9%
Environmental Services	26,752	35.7%	23,440	37.7%

Total General & Administrative Costs	$120,515	35.6%	$112,572	34.9%

G&A costs increased 7.1% to $120.5 million in the nine-month period ended June 30, 2007 from $112.6 million in the same period in 2006. The majority of the increase is primarily related to increases in travel and related expenses of $2.1 million, rent expense for real estate of $1.8 million, resulting primarily from lease renewals at higher rates, legal settlements and fees of $0.9 million, flex benefits of $0.9 million, insurance expense of $698,000, professional fees of $625,000, business development of $512,000, payroll taxes of $503,000 and deferred compensation of $473,000. We also experienced increases in utilities and computer and software expenses. These increases were partly offset by a decrease in incentive compensation of $2.4 million. Most of these costs are generally considered corporate costs which benefit all segments and are allocated to the respective segments based on the individual segments’ proportionate share of G&A costs as compared to total Company G&A costs. G&A as a percentage of NER increased by 0.7% to 35.6% in the nine-month period ended June 30, 2007 from 34.9% in the same period in 2006. The increase in G&A, as a percentage of NER, was due to G&A costs increasing at a proportionately higher rate than NER in the nine-month period ended June 30, 2007 as compared to the same period in 2006.

Insurance Proceeds, Gain on Recoveries and Investigation and Related Costs

As described elsewhere in this Form 10Q, during the nine-month period ended June 30, 2007, we recognized $2.0 million in insurance proceeds related to a claim filed by the Company under its insurance policy to cover fiduciary and crime liability. During the nine-month period ended June 30, 2006, we recorded a gain from recovered assets of $1.6 million. The gain of $1.6 million for the nine-month period ended June 30, 2006 included $1.4 million gain related to real estate assets recovered which were classified as assets held for sale. Additionally, for the nine-month periods ended June 30, 2007 and 2006, we incurred $3.8 million and $10.8 million, respectively, in costs to investigate and quantify the impact of the embezzlement, and in costs related to the recovery and maintenance of certain assets. We have not discovered and do not expect to discover any additional misappropriations, and therefore, we have not recorded any misappropriation losses for the nine month-periods ended June 30, 2007 and 2006. The recorded insurance proceeds, gain from recovered assets, and the investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of general and administrative costs to total Company general and administrative costs.

Income Taxes

The income tax provisions (benefit) were $(54,000) and $2.0 million, and $4.1 million and $6.7 million, which represented effective tax rates of (0.7)% and 32.9%, and 25.7% and 43.6%, for the three and nine-month periods ended June 30, 2007 and 2006, respectively.

The Company’s effective tax rate is based on expected income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates. Significant judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, it believes that certain positions, if challenged by the taxing authorities will likely be resolved unfavorably to us. These reserves are adjusted in light of changing facts and circumstances, such as the progress of a tax audit or current developments in tax law. The Company’s annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome, or the timing of resolution of any particular matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Resolution of the tax contingencies would be recognized as an increase or decrease to the Company’s tax rate in the period of resolution. During the three and nine-month periods ended June 30, 2007 and 2006, the Federal statute of limitations expired on returns filed for the years ended September 30, 2003 and 2002. The Company is no longer subject to U.S. Federal examination for these years. As a result, the Company reduced its tax contingency accrual by approximately $3.8 million and $1.0 million, respectively. This decreased the Company’s effective tax rate by 49.3% and 24.0% for the three and nine-month periods ended June 30, 2007, respectively and by 16.2% and 6.5% for the three and nine-month periods ended June 30, 2006, respectively.

2. Financial Condition and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities totaled $(2.8) million for the nine-month period ended June 30, 2007 as compared to net cash provided by operating activities of $2.7 million for the same period in 2006. The reduction in net cash provided by operating activities during the nine-month period ended June 30, 2007 from the same period in 2006 was primarily due to settlement payments made to clients related to the overstatement of overhead rates, including a payment to FDOT in the amount of $4.4 million. The decrease in cash provided by operating activities was also impacted by the Company’s cash flows from projects resulting from increases in unbilled fees. The decrease in net cash provided by operating activities was partly offset by a decrease in accounts receivable resulting from excess cash collections over billings for the nine-month period ended June 30, 2007 when compared to the same period in 2006. Also offsetting the decrease in net cash provided by operating activities was a smaller decrease in accounts payable and accrued expenses at June 3, 2007 from September 30, 2006 in comparison to the larger decrease in accounts payable and accrued expenses in the comparable periods in 2006. The decrease was primarily the result of a smaller payment for incentive compensation accruals in fiscal 2007 relative to the payment made in the same period in fiscal 2006 and a slowdown in activity related to the misappropriation loss.

Approximately 80% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contracts. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. Unbilled fees increased 6.2% to $66.7 million at June 30, 2007 from $62.8 million at September 30, 2006.

Accounts receivable decreased 0.8% to $84.5 million at June 30, 2007 from $85.2 million at September 30, 2006. The allowance for doubtful accounts increased to $2.2 million at June 30, 2007 from $1.8 million at September 30, 2006.

During fiscal year 2007, we have incurred additional costs in connection with the investigations and with the restatement of our previously issued consolidated financial statements. We expect to incur approximately $650,000 during the remaining three months of fiscal year 2007 in investigation related legal expenses. We do not expect to spend any additional investigation related expenses during the remaining three months of fiscal year 2007.

Cash Flows from Investing Activities

Net cash used in investing activities was $8.9 million and $13.3 million for the nine-month periods ended June 30, 2007 and 2006, respectively. Investing activity were primarily related to fixed asset purchases, such as survey equipment, computer equipment, system software, furniture, and leasehold improvements and acquisitions.

On April 30, 2006, we acquired 100% of the stock of EIP Associates (“EIP”) for $6.0 million, net of cash acquired of $15,000, comprised of $5.5 million in cash, $334,000 accrued additional purchase price and $200,000 held in escrow.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine-month period ended June 30, 2007 was $11.7 million, as compared to cash used in financing activities of $12.0 million in the same period in 2006. The increase in net cash provided by financing activities during the nine-month period ended June 30, 2007 from the same period in 2006 was primarily attributable to a decrease in the payments for the repurchase of common stock from employees of $14.1 million and an increase in net borrowings under the line of credit of $13.9 million as compared to the prior period. The increase in net cash provided by financing activities was partially offset by a decrease in the proceeds from the sale of common stock to employees of $4.3 million.

Capital Resources

We have a $58 million line of credit agreement, inclusive of $10 million in letters of credit, with Bank of America, N.A. (the “Bank”). The original expiration date on the line of credit is June 30, 2008. The letters of credit reduce the maximum amount available for borrowing. As of June 30, 2007 and September 30, 2006, we had letters of credit totaling $1.9 million and $4.3 million, respectively. As of June 30, 2007 and September 30, 2006, we had letters of credit for $2.2 million to guarantee insurance payments. In addition, in the second quarter of 2006, we issued a letter of credit which expired in November 2006, for $2.0 million to cover risk of insolvency for the FDOT. No amounts have been drawn on any of these letters of credit. As a result of the issuance of these letters of credit and outstanding borrowings, the maximum amount available for borrowing under the line of credit was $38.7 million and $52.6 million as of June 30, 2007 and September 30, 2006, respectively. The amounts outstanding under the revolving line of credit were $17.5 million and $1.1 million as of June 30, 2007 and September 30, 2006, respectively. The increase in the line of credit was primarily related to the payment of client reimbursement liabilities during the nine-months ended June 30, 2007. Although our most significant source of cash has historically been generated from operations, in the event that cash flows from operations are insufficient to cover our working capital needs, we would access our revolving line of credit facility.

The interest rate (5.82% at June 30, 2007 and September 30, 2006, respectively) ranges from LIBOR plus 50 basis points to Prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to Prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including minimum levels of net worth, a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio of earnings before interest, taxes, depreciation, and amortization to funded debt. The Company was in compliance with or obtained a waiver of default of the line of credit financial covenants as of June 30, 2007. The line of credit is collateralized by substantially all of the Company’s assets.

On March 19, 2001, the Company entered into a mortgage note with an original principal amount of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 5.97% and 5.98% at June 30, 2007 and September 30, 2006, respectively. Our adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%.

Our capital expenditures are generally for purchases of property and equipment. The Company spent $7.9 million and $8.6 million on such expenditures for the nine-month period ended June 30, 2007 and 2006, respectively.

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

Pursuant to the Company’s by-laws, the Company is permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006 the Company repurchased 46,000 shares and 3,400 shares, respectively, of the Company’s stock from Richard Wickett and Kathryn Wilson in the original principal amounts of $1.2 million and $92,000, respectively. The shares were repurchased for $27.00 per share which represents the September 30, 2004 share price, pending completion of the valuation of the Company’s stock as of September 30, 2005. At June 30, 2007, the Company had an accrual of $49,400 for the difference between the purchase price and the September 30, 2005 share value of $28.00. At June 30, 2007, the notes bear interest at the rate of 8.25% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

On February 13, 2007, the Company repurchased an additional 46,607 shares of the Company’s stock from Richard Wickett in the original principal amount of approximately $1.0 million. The additional shares were purchased for $22.40 which represents 80% of the September 30, 2005 share price, pending completion of the valuation of the Company’s stock as of September 30, 2006. At June 30, 2007, the Company had an accrual for the difference between the purchase price and the September 30, 2006 share value of $24.34. At June 30, 2007, the notes bear interest at the rate of 8.25% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

Both notes are subject to the Company’s right of set off, which permits the Company to set off all claims it may have against the payee against amounts due and owing under the notes. The balances of the notes and the accruals for the stock price differentials were $2.5 million and $1.4 million at June 30, 2007 and September 30, 2006, respectively, and were included in other liabilities in the accompanying condensed consolidated balance sheet.

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

We are subject to interest rate risk through outstanding balances on our variable rate debt. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans, refinancing with fixed rate permanent debt, or obtaining cash flow hedges. We do not hold market-risk sensitive instruments for trading purposes. We do not hold financial instruments or derivative commodity instruments to hedge any market risk, nor do we currently plan to employ them in the near future.

The interest rate on the mortgage note was 5.97% and 5.98% at June 30, 2007 and September 30, 2006, respectively. Our adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%.

The interest rate (5.82% at June 30, 2007 and September 30, 2006, respectively) on our revolving line of credit ranges from LIBOR plus 50 basis points to prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. We mitigate interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit. As of June 30, 2007, the fair value of the debt approximates the outstanding principal balance due to the variable rate nature of such instruments.

The interest rates under our revolving line of credit and mortgage note are variable and accordingly we have exposure to market risk. To the extent that we have borrowings outstanding, there is market risk relating to the amount of such borrowings. We estimate that a one-percentage point increase in interest rates for debt outstanding of $24.5 million as of June 30, 2007 would have resulted in additional annualized interest costs of approximately $245,000. As of July 31, 2007, debt outstanding has decreased to $15.4 million primarily due to the pay down of our line of credit from cash from operations. We estimate that a one-percentage point increase in interest rates for this debt would result in additional annualized interest costs of approximately $154,000.

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

Status of Remediation of Prior Year and Currently Identified Material Weaknesses

We have implemented several changes to our internal control over financial reporting in response to the material weaknesses identified in our 2006 Form 10-K and those described above. To address the material weaknesses, we have implemented the following procedures:

•	We have emphasized certain controls and improved the controls designed to safeguard our cash assets and have implemented additional segregation of duties.

•	We have enhanced our expertise by hiring new accounting and finance personnel with substantial knowledge of financial accounting principles and procedures

•	We have engaged consultants with significant expertise in the areas of income tax and governmental accounting to advise and provide support in these areas.

•	Controls have been enhanced to restrict access to software, operating systems and Company data along with a review of access privileges.

•	We have hired additional internal audit professionals and engaged external consultants who will be responsible for performing the fraud risk assessment and monitoring the Company’s internal controls.

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

In July 1998, we entered into an agreement with West Frisco Development Corporation (“WFDC”) to provide various services, among which was a flood plain study to be used by WFDC, the City of Frisco and FEMA. In 2003, the City of Frisco retained the services of a third-party architecture and engineering firm in connection with the extension and widening of Teel Road which lies within the greater drainage basin included in the Company’s original flood plain study. This architecture and engineering firm’s assessment of the flood plain study determined that the Company used incorrect assumptions when calculating the size of the drainage culverts required for the increased development of the area’s transportation infrastructure. Based on this assessment, the Company has entered into negotiations with the City of Frisco to correct the drainage needs to support the Teel Road expansion project. As a result, the Company had recorded an estimated liability of $3.1 million to cover the costs associated with correcting the drainage needs of the Teel Road expansion project. Included in this estimate is the purchase of a parcel of land for $1.5 million, the remaining balance of $1.6 million is reflected in other liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2007 and September 30, 2006.

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

The outstanding settlements described above, net of settlements paid in fiscal year 2006 and the nine-month period ended June 30, 2007, are included in the accrued reimbursement liability in the Company’s condensed consolidated financial statements at June 30, 2007. We are in discussions with our remaining government clients to enter into settlement agreements in order to satisfy any refund obligations, which are in various stages of settlement.

Our Board of Directors, with the assistance of the Audit Committee, instituted immediate corrective actions and began implementing long-term measures to implement new financial controls and establish procedures to safeguard assets and to establish more accurate accounting and financial reporting practices. These long-term measures are included within our new Ethics and Compliance Program.

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

In the nine-month period ended June 30, 2007, we derived approximately 19.0% of our engineering fees from various districts and departments of the FDOT and the TxDOT under numerous contracts. While we believe the loss of any individual contract would not have a material adverse effect on our results of operations and would not adversely impact our ability to continue work under our other contracts with these clients, the loss of all the FDOT or the TxDOT contracts would have a material adverse effect on our results of operations by causing a material decrease in our engineering fees and profits.

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

ITEM 2.	Issuer Purchases of Equity Securities by Issuer and Affiliated Purchasers

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
April 1 - April 30	—		—	—
May 1 - May 31	—		—	—
June 1 - June 30	21,500	$24.34	—	—

Total	21,500	$24.34	—	—

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the Company’s regularly scheduled annual meeting of shareholders held on June 22, 2007, the following proposals were adopted by the margins indicated:

1.	To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified:

	Number of Shares
	For	Against	Abstain
John B. Zumwalt	3,550,472	1,092,794	163,958
Todd J. Kenner	3,244,896	1,353,133	209,196
Wayne J. Overman	3,507,764	1,124,400	175,061
Robert J. Paulsen	3,428,163	1,054,594	324,467
William D. Pruitt	4,328,858	302,878	175,489
Phillip E. Searcy	4,085,361	630,610	91,254
Frank A. Stasiowski	2,628,886	2,003,690	174,649

2.	To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal year 2007

Number of Shares
For	4,093,981
Against	621,168
Abstain	97,076

3. To authorize the Company to execute an agreement with a retiring shareholder to redeem his 165,290 shares, exclusive of his shares owned through the PBS&J Employee Profit Sharing and Stock Ownership Plan and Trust, in blocks of 54,567, 10,940, 33,261, 33,261 and 33,261 shares during the stock purchase window in 2007, 2008, 2009, 2010 and 2011, respectively, at a price determined at the September 30 valuation immediately preceding each of the respective year’s redemption.

Number of Shares
For	3,807,391
Against	795,421
Abstain	204,413

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

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