Form 10-K
period 2007-09-30
PBSJ CORP /FL/
filed 2007-12-18
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer            ☐  Accelerated filer            ☒  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of November 30, 2007, there were 6,544,358 shares of Common Stock, $.00067 par value per share, outstanding. The aggregate value of the voting stock held by non-affiliates of the registrant based on the $24.34 price for the registrant’s Common Stock on March 31, 2007 was $74,107,671. Directors, executive officers and 10% or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose. There is no public trading market for the registrant’s common stock.

Documents Incorporated by Reference:

Portions of our Proxy Statement, to be mailed to shareholders on or about December 27, 2007 for the Annual Meeting to be held on January 19, 2008, are incorporated by reference in Part III hereof.

THE PBSJ CORPORATION

Form 10-K

For the Year Ended September 30, 2007

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report and the information incorporated by reference in it include and are based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements can sometimes be identified by the fact that they do not relate strictly to historical or current facts and they frequently are accompanied by words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar terms and expressions. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry, and statements relating to our ability to be awarded government contracts, the adoption of certain laws by Congress, our ability to compete effectively with other firms that provide similar services, our ability to attract and retain clients, our ability to achieve future growth and success, our expectations for the public and private sector economic growth, the outcome of the various on-going government investigations, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot assure you that our expectations in such forward-looking statements will turn out to be correct. Factors that may impact such forward-looking statements include, among others, our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, our ability to attract and retain skilled employees, our ability to comply with new laws and regulations, our insurance coverage covering certain events, the timing and amount of the spending bills adopted by the federal government and the states, the outcome of the investigations by the Securities and Exchange Commission and the Federal Election Commission, possible changes in collections of accounts receivable, risks of competition, changes in general economic conditions and interest rates, the risk that the Internal Revenue Service or the courts may not accept the amount or nature of one or more items of deduction, loss, income or gain we report for tax purposes and the possible outcome of pending litigation, legal proceedings and governmental investigations and our actions in connection with such litigation, proceedings and investigations, as well as certain other risks including those set forth under the heading “Risk Factors” and elsewhere in this Annual Report and in other reports filed by the Company with the Securities and Exchange Commission. All forward-looking statements included herein are only made as of the date of this report, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are qualified in their entirety to the cautionary statements set forth above and elsewhere in this Annual Report and in other reports we file with the Securities and Exchange Commission.

PART I

ITEM 1.	Business

General

The PBSJ Corporation, together with its subsidiaries, is an employee-owned professional services organization that provides a broad range of planning, design and construction services to a variety of public and private sector clients. Our four major business segments are transportation services, environmental services, civil engineering and construction management, representing 38%, 22%, 25%, and 15%, respectively, of our engineering fees for the fiscal year ended September 30, 2007. We utilize our expertise in engineering, planning, management, environmental, architectural, and surveying disciplines to address complex problems in each of these basic service areas. We provide these services through our staff of approximately 4,000 professional, technical and support personnel. We believe our multi-disciplinary approach to problems facilitates our ability to effectively meet the needs of our clients.

Since our founding in 1960, we have grown from a small civil engineering practice with operations only in South Florida to a national design firm offering a full range of engineering, construction management, architectural, and planning services throughout the United States. In 2007, Engineering News-Record ranked Post, Buckley, Schuh & Jernigan, Inc., our subsidiary, twenty fifth on its list of the top 500 pure design firms (traditional design firms with no construction capability) in the United States, based on design revenue. During fiscal year 2007, we provided services to approximately 3000 clients in the public and private sectors. In fiscal year 2007, approximately 75% of our engineering fees were derived from the public sector and about 25% from the private sector.

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

We began operations on February 29, 1960. Our holding company, The PBSJ Corporation, was incorporated in 1973. We engage in business primarily through two wholly-owned subsidiaries: Post, Buckley, Schuh & Jernigan, Inc., a Florida corporation (through which we provide the majority of our engineering, architectural and planning services) and PBS&J Construction Services, Inc., a Florida corporation (through which we have certain large contracts for our construction management services). In addition, we have four other active subsidiaries: Seminole Development Corporation and Seminole Development II, Inc. (through which we hold title to certain of our real property); PBS&J Caribe Engineering, C.S.P. (through which we perform certain work in Puerto Rico) and PBS&J Constructors, Inc. (through which we perform design-build projects). In this Form 10-K, all references to “PBSJ”, the “Company”, “us”, “we” or “our” operations refer to The PBSJ Corporation and its subsidiaries and the activities of these entities on a consolidated basis. Our executive offices are located at 5300 West Cypress Street, Suite 200, Tampa, Florida.

Misappropriation Loss

In March 2005, subsequent to the issuance of our 2004 financial statements, we discovered misappropriations of Company funds by our former Chief Financial Officer and two former employees who worked in our information systems and treasury departments, collectively, (“the participants”). The participants colluded and circumvented controls to misappropriate funds and conceal the misappropriations possibly beginning as early as 1993 until the misappropriations were discovered in March 2005.

Shortly after this discovery, an investigation sub-committee was formed comprised of the three outside members of our Corporate Audit Committee. These three outside members were subsequently appointed to the

Board of Directors and became the three members of the Audit Committee of the Board of Directors. The Audit Committee retained independent counsel to conduct an investigation and advise the Audit Committee in connection with the investigation. The independent counsel retained forensic accountants, including accountants experienced in conducting forensic audits for companies that perform contracts for federal, state, and local governments to assist with the investigation.

The investigation team discovered that at least $36.6 million was misappropriated between January 1, 1998 and the discovery of the misappropriations in March 2005. We have not discovered and do not expect to discover any additional misappropriations, and therefore, we have not recorded any misappropriation losses for fiscal years 2007 and 2006. The amount misappropriated prior to January 1, 1998 could not be determined because certain data for the period prior to January 1, 1998 was unavailable.

We determined that the misappropriation scheme led to the overstatement of overhead rates that we used to determine billings in connection with certain of our government contracts. As a result, some of our government clients were overcharged for our services. During the review of the overhead rate calculations, we identified certain instances of costs erroneously included in our overhead cost pool which were unallowable under applicable regulations and an error in our calculation of our overhead rate, which related to certain general and administrative costs. We determined that the unallowable costs and general and administrative errors also led to the overstatement of overhead rates which we used in connection with certain government contracts.

The Audit Committee, at the direction of the Corporate Board, disclosed the overstatement of our overhead rate to our clients and other appropriate government agencies, including the Department of Justice (“DOJ”). We have entered into settlement agreements with most of our clients and government agencies. We are in discussions with our remaining government clients to enter into settlement agreements in order to satisfy any refund obligations, which are in various stages of settlement.

In July 2006, we entered into a settlement agreement with the State of Texas Department of Transportation which resolves all claims that the State of Texas may have had against us for overpayments related to the restatement of overhead rates on billings on or before April 30, 2006 under contracts with that agency based on our payment of $5.4 million and provides for the determination of the appropriate overhead rate for billings after April 30, 2006. In November 2006, we entered into a settlement agreement with the Florida Department of Transportation which resolves all claims that agency may have had against us for the overstatement of rates on billings through September 30, 2005 (and with respect to cost contracts through September 30, 2006) under our contracts with them based on our payment of $12.5 million. This settlement agreement also provided for the determination of the appropriate overhead rate refund for fiscal year 2006 billings under fixed price contracts. The refund amount was finalized in March 2007 and totaled approximately $425,000.

In January 2007, we reached a settlement agreement with the Department of Justice, Civil Division on behalf of it and all other federal agencies with which we have contracts to resolve all federal claims including claims under the Federal Civil False Claims Act, related to the overstatements of overhead rates on our contracts with federal agencies. The agreement requires $6.5 million of reimbursement payments for all contract amounts through September 30, 2005.

The settlements described above, net of settlements paid in fiscal year 2007 and 2006, are included in the accrued reimbursement liability in the Company’s consolidated financial statements at September 30, 2007. We are in discussions with our remaining government clients to enter into settlement agreements in order to satisfy any refund obligations, which are in various stages of settlement.

By letter dated October 5, 2007, the Federal Election Commission advised us that it was commencing an investigation into alleged violations of the Federal Election Campaign Act of 1971, as amended. We are cooperating with this investigation. At the present time, we are unable to predict the likely outcome of this investigation.

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

•

On October 1, 2004, we acquired 100% of the stock of Croslin Associates, Inc. (“Croslin”) for a purchase price of approximately $786,000, net of cash acquired of approximately $153,000, comprised of approximately $456,000 in cash, $30,000 held in escrow and 11,111 shares of our common stock valued at approximately $300,000. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $1.2 million, including approximately $40,000 of intangible assets and $454,000 of goodwill and liabilities of $330,000. Croslin is an architectural services firm. The Croslin acquisition contributes to the our goal of developing technical and production resources to extend our successful architectural practice into additional markets in the Central and Western U.S.

•

On February 1, 2005, we acquired 100% of the stock of Land and Water Consulting, Inc. (“LWC”) for a purchase price of $1.3 million, net of cash acquired of approximately $13,000, comprised of approximately $323,000 in cash, $100,000 held in escrow and 33,862 shares of our common stock valued at approximately $914,000. The purchase price was allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $2.5 million, including approximately $63,000 of intangible assets and $1.1 million of goodwill and liabilities of $1.2 million. LWC is an environmental consulting firm in Montana. The LWC acquisition enhances our technical capabilities in the environmental services market in the Northwest and West.

•

On April 30, 2006, we acquired 100% of the stock of EIP Associates (“EIP”) for $6.0 million, net of cash acquired of approximately $15,000, comprised of $5.5 million in cash, approximately $334,000 accrued additional purchase price and $200,000 held in escrow. The purchase price was allocated to the respective assets and liabilities based on their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $9.0 million, including $1.5 million of intangible assets and $3.7 million of goodwill and liabilities of $3.9 million. EIP specializes in environmental, urban planning, water resource planning and natural resources in California. The EIP acquisition greatly enhances our technical strength in the California environmental, water and planning markets and enhances our general presence in California.

Business Segments

In fiscal year 2007, we restructured our internal organization to better leverage our technical capabilities in servicing the needs of our clients which resulted in a change in the composition of our reportable segments. Under the new structure, we will continue to provide segment information on four reportable segments: Transportation Services, Construction Management, Civil Engineering, and Environmental Services; however, two types of services, Information Solutions (previously reported in the Environmental Services segment) and Evacuation Planning (previously reported in the Transportation Services segment) were moved to the Civil Engineering segment. Accordingly, we have reclassified segment information for prior periods presented, as applicable, to conform to the current reportable segment structure.

The following table sets forth our engineering fees, in thousands, from each of our four business segments for each of the three years ended September 30, 2007, 2006, and 2005, and the approximate percentage of our total engineering fees attributable to each business segment:

	2007		2006		2005
(Dollars in thousands)	Revenues	%	Revenues	%	Revenues	%
Transportation Services	$219,152	38	$205,950	38	$198,364	39
Environmental Services	128,108	22	108,749	23	97,636	19
Civil Engineering	146,710	25	133,344	25	128,623	25
Construction Management	87,495	15	89,199	17	87,314	17

Totals	$581,465		$537,242		$511,937

Additional information concerning segment results of operations and financial information is set forth in Item 7 under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 8, Note 14 of “Notes to Consolidated Financial Statements” which are included herein.

Transportation Services

Industry Overview

During fiscal year 2007, the transportation industry rebounded slightly from some of the sluggishness it experienced in fiscal year 2006. Many state departments of transportation continued to experience funding shortfalls in conjunction with escalating prices in the construction arena. The industry experienced a slight upturn in aviation and transit funding while user-fee (toll road) projects continued strong growth nationally. Privatization continued to gain national focus with the news of several highly visible deals in Chicago and Texas.

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

During fiscal year 2007, projects in Transportation included:

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

•	Completed the design and construction of the 5th Parallel Runway at the Hartsfield-Jackson International Airport, the world’s busiest airport.

•	Selected to provide airside design for a new Air Carrier airport at St. George, Utah.

•	Continuing to provide design for Runway 9-27 reconstruction at George Bush Intercontinental Airport in Houston, Texas.

•	Continuing to provide airside design services at McCarran International Airport in Las Vegas, Nevada.

•	Continuing to provide construction management for in-line baggage system at Los Angeles World Airport.

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

•

San Diego Association of Governments (“SANDAG”) On Call: TransNet program planning, management, and technical support for SANDAG. We serve as an extension of SANDAG staff providing on-call engineering services as well as design for the next five years for the TransNet program in San Diego, California. This program is a large scale, long term transportation improvement program funded by a 1/2 cent county sales tax for a total of $40 billion over 40 years. SANDAG identified some early action highway and transit transportation improvement projects on Routes 5, 15, 52, 76, 805 including Mid-Coast Light Rail with a 10-year completion timeline.

•

SR 22 HOV project—Orange County Transportation Authority (OCTA) through special California State Legislatures awarded a $400 million contract to Granite, Myers and Rados, JV (GMR) using an alternative delivery method. PBS&J was teamed with URS as design engineers for the State Route 22 project. PBS&J was tasked to manage the structural design and construction of nearly $200 million worth of structure construction, consisting of bridge modifications, widening, replacement and over 120 retaining walls and sound walls along the 12 mile freeway corridor. California Department of Transportation (Caltrans) has the overall responsibility of program oversight. To assist in the review, OCTA has retained the service of a program management consultant to oversee the overall design and construction programs. The total time line in the contractor’s bid was 800 days from the Notice to Proceed. The completed project will provide numerous safety and operational improvements as well as adding one High Occupancy Vehicle (HOV) lane in each direction from I-405 to SR-55.

•

On-call Bridge Engineering Services: Caltrans Districts 11 and 12. We are providing bridge engineering on-call services for Caltrans Districts 11 (San Diego County) and 12 (Orange County) as a sub-consultant.

Environmental Services

Industry Overview

Over the past thirty years, significant environmental laws at the federal, state, and local levels have been enacted in response to public concern over the health of the nation’s air, water, and natural resources. Those laws and their implementation through regulation affect numerous industrial and governmental actions and form a key market driver for the services of our Environmental Science business segment.

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

Our Services

Our Environmental Science business segment focuses on the delivery of planning, permitting, and compliance services for private and public sector clients related to:

Air Quality Management

Energy Planning

Cultural Resources Assessments

Ecological Studies

National Environmental Policy Act Documentation

Ecosystem Restoration

Community and Regional Planning

Environmental Toxicology Analysis

Hazardous and Solid Waste Management

During fiscal year 2007, significant projects in our Environmental Sciences business segment included:

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

Civil Engineering

Industry Overview

During fiscal 2007 the decline in the residential housing market continued the decline that stared in 2006. This decline intensified over 2006 levels and is expected to continue into 2008. The commercial development market remained reasonably stable. Federal spending remained strong, especially in the area of National defense, which increased opportunity and fortified our strategy for greater balance between the public and private sectors. Military planning increased substantially due to requirements in implementation of Base Realignment and Closure (“BRAC”) and U.S. Army Modularity objectives. Especially strong was activity in the military housing sector. Also, new opportunities began to emerge in Design/Build alternative project delivery contracting at Department of Defense facilities and other public institutions. State and local government markets remained stable.

Near term expectations are for the Federal Department of Defense and Homeland Security sectors to remain strong. State and local government markets will remain weak but will improve as increased tax revenue from private sector recovery trickles into the government sector. In 2007, the economy was in a period of slow recovery with improving private sector corporate profitability, while investment in residential housing development is decreasing. As the economy expands its recovery, we expect the private sector to strengthen, which increases opportunity and fortifies our strategy for greater balance between the public and private sectors.

Our Services

Our civil engineering business provides architectural engineering and general civil engineering as well as specialized services to public and private clients. Included in these services are: site engineering and surveys, infrastructure engineering, master planning, disaster mitigation planning and response, infrastructure protection, asset management, information solutions, emergency management, evacuation planning and architectural and landscape architecture design.

Our civil engineering business will continue to focus its portfolio strategy to balance the public and private sectors with emphasis on specialized Federal National Defense markets and disaster mitigation, response and emergency management markets for federal, state and local governments. We will continue our commitment to customers in the private sector corporate real estate development, leisure time, and residential housing markets. We will rely on advanced technologies for competitive advantages and to distinguish us from our competition. These technologies include Geo data/Geographic Information Systems, database design and development, Global Positioning Systems (GPS), High Definition Survey technology and advanced data collection systems including Laser based imaging and measurement, 3D imaging, and application of web collaboration tools.

During fiscal year 2007 our projects included:

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

Construction Management

Industry Overview

The demand for our construction management services has also been fueled by the legislation and industry trends that are driving the growth in our Transportation and Environmental business segments. These trends have created a large number of infrastructure projects throughout the United States, which are subject to increasingly complex governmental regulations. The market should continue to grow as a result of the new Federal Transportation Act (TEA-Lu) that was passed in 2005. Domestic military spending should also see a significant increase through 2008. This is a result of BRAC activity.

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

Our Services

In the area of construction management, we provide a wide range of services as an agent for our clients, including contract administration, inspection, field-testing, scheduling/estimating, instituting project controls and quality assessment. Although we do not self perform construction or build any projects, we may act as the program director of a project whereby on behalf of the owner of the project, we provide scheduling, cost estimating and construction observation services for the project, or our services may be limited to providing construction consulting.

During fiscal year 2007, projects in our Construction Management Division included:

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

Clients

Through our four national business segments, we provide our services to a broad range of clients, including state, local and municipal agencies, the federal government and private sector businesses. Our state and local government clients include 19 state departments of transportation, water utilities, local power generators, waste water treatment agencies, environmental protection agencies, schools and colleges, law enforcement agencies, judiciary, hospitals and other healthcare providers. During fiscal year 2007, we provided services to federal agencies, including the Army Corps of Engineers, EPA, Navy, Air Force, Coast Guard, United States Postal Service, FEMA, National Parks Service, and Department of Energy, and local entities. Our contracts with federal, state and local entities are subject to various methods of determining fees and costs. See “Contract Pricing and Terms of Engagement” for further discussion of our pricing arrangements with governmental clients.

Our private sector clients include retail and commercial, entertainment, railroad, petro-chemical, food, telecommunications, oil and gas, power, semi-conductor, transportation, technology, public utility, mining and forest products entities. The table below indicates the revenue generated, by client type, for each of the three years ended September 30, 2007, 2006, and 2005.

	Fiscal 2007		Fiscal 2006		Fiscal 2005
(Dollars in thousands)	Revenue	%	Revenue	%	Revenue	%
State and local agencies	$395,396	68	$376,069	70	$363,475	71
Federal agencies	40,703	7	26,862	5	30,716	6
Private businesses	145,366	25	134,311	25	117,746	23

Total	$581,465		$537,242		$511,937

In fiscal year 2007, we derived approximately 21% of our engineering fees from various districts and departments of the FDOT (approximately 16% of total engineering fees) and the TxDOT (approximately 5% of total engineering fees) under numerous contracts. While we believe the loss of any individual contract would not have a material adverse effect on our results of operations and would not adversely impact our ability to continue work under our other contracts with these clients, the loss of all the FDOT or the TxDOT contracts would have a material adverse effect on our results of operations by causing a material decrease in our revenues and profits. We do not believe that the impact of the misappropriations and the related accrued reimbursement liability will have a material adverse effect on our existing client relationships.

Recognizing that meeting client needs is essential to future success, PBS&J, the company’s primary subsidiary, surveyed more than 50 clients in fiscal year 2007 to evaluate their coming needs from consultants. This information was combined with input from a broad cross-section of the company’s employees and outside perspectives of global and industry trends to develop a new strategic plan through 2012. We laid the foundation for future organizational changes that will better align our business to address its clients’ needs beginning in fiscal year 2008.

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

Cost-Plus Contracts. Under our cost-plus contracts, we charge clients negotiated indirect rates based on direct and indirect costs in addition to a profit component. We recognize engineering fees at the time services are performed. The amount of revenue is based on our actual labor costs incurred plus a recovery of indirect costs and a profit component. In negotiating cost-plus contracts, we estimate direct labor costs and indirect costs and then add a profit component, which is a percentage of total recoverable costs, to arrive at a total dollar value for the contract. Indirect expenses are recorded as incurred and are allocated to contracts. If the actual labor costs incurred are less than estimated, the revenues from a project will be less than estimated. If the actual labor costs incurred plus a recovery of indirect costs and profit exceed the initial negotiated total contract amount, we must obtain a contract modification to receive payment for such overage. If a contract modification or change order is not approved by our client, we may be able to pursue a claim to receive payment. Engineering fees from claims are recognized when collected. For each of fiscal year 2007 and 2006, approximately 23% of our contracts were cost-plus contracts, primarily with state and local government agencies.

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

Time-and-Materials Contracts. Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on actual time expended. In addition, clients reimburse us for our actual out-of-pocket costs of materials and other direct incidental expenditures incurred in connection with performing the contract. Our profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs directly charged or allocated to contracts compared with negotiated billing rates. During each of fiscal year 2007 and 2006, approximately 47% of our contracts were time-and-materials contracts, primarily with federal, state and local agencies, as well as some private sector clients.

Fixed-Price Contracts. Under our fixed-price contracts, clients pay us an agreed sum negotiated in advance for the specified scope of work. Under fixed-price contracts, there are no payment adjustments if we over-estimate or under-estimate the number of labor hours required to complete the project, unless there is a change of scope in the work to be performed. Accordingly, our profit margin will increase to the extent the labor hours and other costs are below the contracted amounts. The profit margin will decrease and we may realize a loss on a project if the number of labor hours required or other costs exceed the estimate. During fiscal years 2007 and 2006, approximately 30% of our contracts were fixed-price contracts, primarily with private sector clients.

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

We believe that we will retain the ability to compete effectively with other firms that provide similar services by continuing to offer a broad range of high-quality environmental, transportation, engineering and construction management services through our network of offices. Among other things, the wide range of expertise, which we possess, permits us to remain competitive in obtaining government contracts despite shifts in governmental spending emphasis. Our multi-disciplinary capabilities enable us to compete more effectively for clients whose projects require that the expertise of professionals in a number of different disciplines be utilized in the problem solving effort. We believe that our ability to offer our services over a large part of the United States is a positive factor in enabling us to attract and retain clients who have a need for our services in different parts of the country. In addition, we believe that the groundwork laid in fiscal year 2007 through the development of a new five-year strategic plan for PBS&J will facilitate more effective delivery of services to clients and foster growth.

Backlog

Our backlog for services was estimated to be $557.5 million and $487.0 million as of September 30, 2007 and 2006, respectively. We define backlog as contracted task orders less previously recognized revenue on such task orders. U.S. government agencies, and many state and local governmental agencies, operate under annual fiscal appropriations and fund various contracts only on an incremental basis. Our ability to realize revenues from our backlog depends on the availability of funding for various federal, state and local government agencies.

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

The following table presents the total backlog for services by reporting segment:

	September 30,
(Dollars in thousands)	2007	2006
Transportation Services	$261,176	$241,740
Environmental Services	117,646	114,002
Civil Engineering	82,823	59,517
Construction Management	95,862	71,738

Total	$557,507	$486,997

Regulation

Compliance with federal, state and local regulations, which have been enacted or adopted, including those relating to the protection of the environment, is not expected to have any material effect upon our capital expenditures, earnings and competitive position.

Personnel

We employed approximately 4,000 employees as of September 30, 2007. Most of our employees are professional or technical personnel having specialized training and skills, including engineers, architects, analysts, scientists, management specialists, technical writers and skilled technicians. Although many of our personnel are highly specialized in certain areas and while there is a nationwide shortage of certain qualified technical personnel, we are not currently experiencing any significant difficulty in obtaining the personnel we require to perform under our contracts. We believe that our future growth and success will depend, in large part, upon our continued ability to attract and retain highly qualified personnel.

Liabilities and Insurance

When we perform services for our clients, we can become liable for failure to meet the applicable standard of care in providing professional services, breach of contract, personal injury, and property damage. Such claims could include improper or negligent performance or design and failure to meet specifications. Our clients often require us to contractually indemnify for damage or personal injury to the client, third parties and their property and for fines and penalties caused by our negligence. Because our projects are typically large enough to affect the lives of many people, the potential damages to a client or third parties are potentially large and could include punitive and consequential damages. For example, our transportation projects involve services that affect not only our client, but also many end users of those services.

To protect the Company from potential liability we maintain a full range of insurance coverage, including workers’ compensation, commercial general liability (which includes property coverage), commercial automobile and professional liability (including pollution liability). Our professional liability coverage is on a claims made basis (which means that the policy provides liability coverage for all claims made during the policy period, regardless of when the action occurred), while the rest of our insurance coverage is on an occurrence basis (which means that the policy provides liability coverage only for injury or damage arising from an action that occurs during the policy period, regardless of when the claim is actually made). Our professional liability insurance provides for annual coverage of up to $45.0 million with a per claim deductible of $125,000 and an additional annual aggregate deductible of $3.0 million. Based upon our previous experience with such claims and lawsuits, we believe our insurance coverage is adequate for all of our present operational activities, although such coverage may not prove to be adequate in all cases. A successful claim or several large claims in amounts in excess of our insurance coverage in any policy year could have a material adverse effect on our financial position and results of operations.

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

Downturns in the financial markets can impact the capital expenditures of our clients. In particular, our private sector clients, and the markets in which we provide services, may from time to time experience periods of economic decline. Any prolonged downturn in the financial markets could negatively impact our ability to determine demand for our services. We cannot be certain that economic or political conditions will be generally favorable or that significant fluctuations will not adversely affect our industry as a whole or key markets we target.

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

We continue to see significant price competition and customer demand for higher service completion levels. There is also significant price competition in the marketplace for federal, state, and local government contracts as a result of budget issues, political pressure and other factors beyond our control. Our operating results could be negatively impacted should we be unable to achieve the necessary revenue growth to sustain profitable operating margins within our service lines.

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

In fiscal year 2007, we derived approximately 21% of our engineering fees from various districts and departments of the FDOT and the TxDOT under numerous contracts. While we believe the loss of any individual contract would not have a material adverse effect on our results of operations and would not adversely impact our ability to continue work under our other contracts with these clients, the loss of all the FDOT or the TxDOT contracts would have a material adverse effect on our results of operations by causing a material decrease in our engineering fees and profits.

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

We generally earn revenue for the services we provide through three principal types of contracts: cost-plus, time-and-materials, and fixed price contracts. Cost-plus contracts are usually subject to negotiated ceiling amounts, and limit the recovery of certain specified indirect costs. If we underestimate our costs, and our costs exceed the contract ceiling amount, we may not be reimbursed for such costs. Under time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on actual time expended. If we underestimate our total contract costs, we may not recover these costs from our client, and the project may not be profitable for us. Under fixed price contracts, we receive a fixed sum negotiated in advance, regardless of actual costs incurred. If we set up the price based on underestimated costs for the specified scope of work, we may experience significant over-runs and negatively impact profit margin or realize a loss on the contract. Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the contract price.

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

Failure to meet any of the covenant terms of our existing revolving credit facility could result in an event of default. If an event of default occurs, and we are unable to receive a waiver of default, our lender may increase our borrowing costs, restrict our ability to obtain additional borrowings, accelerate all amounts outstanding or enforce their interest against all collateral pledged. In the past, we have obtained written waivers of default from our lender, but we may not be able to obtain any necessary waivers in the future. In addition, we can not declare dividends or incur additional debt without written approval from our lender, which could significantly restrict our ability to raise additional capital. Our inability to raise additional capital could lead to a working capital deficit that could have a materially adverse effect on our operations in future periods.

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

We expect to open our fiscal year 2008 window in February 2008.

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

Pursuant to our by-laws, we are permitted to repurchase stock by delivery of a promissory note to the employee. Because the principal payable pursuant to any such promissory note may be paid at any time prior to the five year anniversary of the date of issuance, a shareholder may not receive a cash payment for his shares until such five year anniversary.

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

An unfavorable resolution or outcome resulting from working with various government agencies to resolve the amount of reimbursement obligations may result in a material adverse impact to our enterprise value, and may adversely impact the future value of our share price. In addition, we are currently under investigation by the United States Securities and Exchange Commission with respect to accounting and disclosure issues and the Federal Election Commission for possible irregularities relating to past political contributions made by us and certain of our employees. In the event that civil and/or criminal charges are filed against us, the future value of our share price may be impacted.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We lease and maintain our executive offices located at 5300 W. Cypress Street, Suite 200 Tampa, FL 33607. On August 31, 2007, the Company entered into a sale-leaseback agreement of its Doral office building located at 2001 N.W. 107th Avenue, Miami, Florida 33172, which consists of approximately 100,000 square feet of office space (see Note 4 to the Consolidated Financial Statements for further discussions). We own our Orlando office located at 482 South Keller Road, Orlando, Florida 32810, which consists of approximately 90,000 square feet of office space. The Orlando office building is pledged as collateral under a mortgage note.

We lease 86 additional offices in 26 states in the United States and Puerto Rico, all of which are used for our four major business segments. Aggregate lease payments during fiscal year 2007 were $19.2 million.

We also have title to one remaining recovered property which is held for sale and included in other non-current assets in the accompanying consolidated balance sheet at September 30, 2007 (see Note 3 to the Consolidated Financial Statements for further discussion). The property is a 2,000 square foot condominium located in Hollywood, Florida,

We believe that substantially all of our property and equipment are, in general, well maintained and in good operating condition. They are considered adequate for present needs, and as supplemented by planned construction, are expected to remain adequate for the near future.

We believe that we have clear title to the properties owned and used in our business, subject to liens for current taxes and easements, restrictions and other liens, which do not materially detract from the value of the properties or our interest in the properties or the use of those properties in our business.

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

We maintain a full range of insurance coverage, including workers’ compensation, commercial general liability (which includes property coverage), commercial automobile, and professional liability (which includes pollution coverage). Our professional liability coverage is on a “claims-made basis” meaning the coverage applies to claims made during a policy year regardless of when the causative action took place. All other coverages are “occurrence-basis” meaning that the policy in place when the injury or damage occurred is the policy that responds regardless of when the claim is made. Our professional liability limits per policy year are $45 million with a per claim deductible of $125,000 plus an annual aggregate of $3 million. Based on our experience with claims and lawsuits we believe that the current levels of coverage are adequate for all of our present operational activities although such coverage may not prove to be adequate in all cases. A successful catastrophic claim or aggregate of several large claims in amounts in excess of our insurance coverage’s in any policy year could have a material adverse effect on our financial position and results of operation.

In July 1998, we entered into an agreement with West Frisco Development Corporation (“WFDC”) to provide various services, among which was a flood plain study to be used by WFDC, the City of Frisco and FEMA. In 2003, the City of Frisco retained the services of a third-party architecture and engineering firm in connection with the extension and widening of Teel Road which lies within the greater drainage basin included in the Company’s original flood plain study. This architecture and engineering firm’s assessment of the flood plain study determined that the Company used incorrect assumptions when calculating the size of the drainage culverts required for the increased development of the area’s transportation infrastructure. Based on this assessment, the Company has entered into negotiations with the City of Frisco to correct the drainage needs to support the Teel

Road expansion project. As a result, the Company had recorded an estimated liability of $3.1 million to cover the costs associated with correcting the drainage needs of the Teel Road expansion project. Included in this estimate is the purchase of a parcel of land for $1.5 million, the remaining balance of $1.6 million is reflected in other liabilities in the accompanying consolidated balance sheets as of September 30, 2007 and 2006.

Misappropriation Loss

In March 2005, subsequent to the issuance of the Company’s 2004 financial statements, we discovered misappropriations of Company funds by our former Chief Financial Officer and two former employees who worked in our information systems and treasury departments. The participants colluded and circumvented controls to misappropriate funds and conceal the misappropriations possibly beginning as early as 1993 until the misappropriations were discovered in March 2005.

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

The Audit Committee, at the direction of the Corporate Board, disclosed the overstatement of our overhead rate to our clients and other appropriate government agencies, including the Department of Justice (“DOJ”). We have been cooperating with our clients and such agencies to determine the amount of our reimbursement obligations and any other amounts we may be obligated to repay in order to resolve these issues. The DOJ and certain other governmental entities have investigated the misappropriations and the overstatement of overhead rates.

In July 2006, we entered into a settlement agreement with the State of Texas Department of Transportation which resolves all claims that the State of Texas may have had against us for overpayments related to the restatement of overhead rates on billings on or before April 30, 2006 under contracts with that agency based on our payment of $5.4 million and provides for the determination of the appropriate overhead rate for billings after April 30, 2006. In November 2006, we entered into a settlement agreement with the Florida Department of Transportation which resolves all claims that agency may have had against us for the overstatement of rates on billings through September 30, 2005 (and with respect to cost contracts through September 30, 2006) under our contracts with them based on our payment of $12.5 million . This settlement agreement also provided for the determination of the appropriate overhead rate refund for fiscal year 2006 billings under fixed price contracts. The refund amount was finalized in March 2007 and totaled $425,000.

In January 2007, we reached a settlement agreement with the Department of Justice, Civil Division on behalf of it and all other federal agencies with which we have contracts to resolve all federal claims including claims under the Federal Civil False Claims Act, related to the overstatements of overhead rates on our contracts with federal agencies. The agreement requires $6.5 million of reimbursement payments for all contract amounts through September 30, 2005 which was paid in January 2007.

The settlements described above, net of settlements paid in fiscal year 2007 and 2006, are included in the accrued reimbursement liability in the Company’s consolidated financial statements at September 30, 2007. We are in discussions with our remaining government clients to enter into settlement agreements in order to satisfy any refund obligations, which are in various stages of settlement.

Our Board of Directors, with the assistance of the Audit Committee, instituted immediate corrective actions and began implementing long-term measures to implement new financial controls and establish procedures to safeguard assets and to establish more accurate accounting and financial reporting practices. These long-term measures are included within our new Ethics and Compliance Program.

In an effort to recover assets that were misappropriated, we instituted lawsuits against certain persons who received money from one or more of the participants in the embezzlement scheme. We continue to incur costs associated with such lawsuits, and we may not prevail in these lawsuits. In the event that the we do prevail, we may not actually recover assets from the persons we sued.

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

By letter dated October 5, 2007, the Federal Election Commission advised us that it was commencing an investigation into alleged violations of the Federal Election Campaign Act of 1971, as amended. We are cooperating with this investigation. At the present time, we are unable to predict the likely outcome of this investigation.

The United States Securities & Exchange Commission is also conducting an investigation of the accounting irregularities and misappropriations of funds. We are fully cooperating with the investigation and have produced documents and other information to the commission. At the present time, we are unable to predict the likely outcome of this investigation.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At our special meeting of shareholders held on November 3, 2007, the following proposals requiring a simple majority of shares represented at the meeting were adopted by the margins indicated, except for proposal No. 7. Proposal No. 7 required the affirmative votes of at least 50% of the common stock entitled to vote at the meeting.

There were 6,865,419 shares of common stock entitled to vote at the meeting and a total of 4,140,856 shares (60.31%) were represented at the meeting.

1.	Proposal to approve an amendment to our Articles of Incorporation to reclassify the existing 15,000,000 authorized shares of common stock as Class A Common Stock and to create a new class of non-voting common stock with 5,000,000 authorized shares entitled Class B Common Stock.

FOR	AGAINST	ABSTAIN
3,200,056	937,067	3,733

2.	Proposal to approve an amendment to our Articles of Incorporation to authorize the issuance of up to 10,000,000 shares of Preferred Stock, with designations, preferences, rights and limitations as our Board of Directors adopts by resolution.

FOR	AGAINST	ABSTAIN
2,589,589	1,498,360	52,908

3.	Proposal to approve an amendment to our Articles of Incorporation to provide that directors be elected by a majority of the votes cast with respect to the shares present at a meeting at which a quorum is present.

FOR	AGAINST	ABSTAIN
3,583,699	532,372	24,785

4.	Proposal to approve an amendment to Section I of Article II of our bylaws to provide for procedures and guidelines for shareholder proposals to be brought at annual shareholder meetings.

FOR	AGAINST	ABSTAIN
3,025,387	1,057,884	57,586

5.	Proposal to approve an amendment to Article II of our bylaws to update procedures with respect to shareholder meetings.

FOR	AGAINST	ABSTAIN
3,141,379	931,777	67,700

6.	Proposal to approve amendments to Articles III and IV of our bylaws to relating to the minimum number, qualifications, policies and committees of our Board of Directors and the titles, duties and removal of our officers.

FOR	AGAINST	ABSTAIN
3,377,863	645,946	117,046

7.	Proposal to approve amendments to Article VIII of our bylaws to revise the procedures for the issuance, sale and redemption of stock.

FOR	AGAINST	ABSTAIN
3,037,167	1,035,298	68,392

8.	Proposal to approve amendments to Article IX of our bylaws to clarify the indemnification rights we provide to our officers and directors.

FOR	AGAINST	ABSTAIN
3,373,452	729,124	38,280

9.	Proposal to approve amendments to Article X of our bylaws to allow either the shareholders of the Board of Directors to amend the bylaws.

FOR	AGAINST	ABSTAIN
2,120,053	1,957,089	63,714

10.	Proposal to approve other miscellaneous amendments to update and clarify certain provisions of our bylaws.

FOR	AGAINST	ABSTAIN
2,836,371	1,212,540	91,945

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common stock. As of September 30, 2007 there were no shares of common stock that were subject to outstanding warrants or options to purchase, or securities convertible into, our common stock, and no shares of our common stock could be sold pursuant to Rule 144 under the Securities Act.

As of November 30, 2007 there were 6,544,358 shares of common stock outstanding and held of record by 2,422 shareholders.

Our by-laws require that common stock held by shareholders who terminate employment with us be offered for sale at fair market value to us pursuant to a right of first refusal. Should we decline to purchase the shares, the shares must next be offered to our ESOP plan at fair market value, and then ultimately to our shareholders who are employees. Our by-laws provide that the fair market value be determined by an appraisal. Other than agreements with certain retired Directors, as of September 30, 2007 and 2006, there was no outstanding common stock held by individuals no longer employed by us.

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

Issuer Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table provides information about repurchases of common stock during the year ended September 30, 2007:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October 1 to June 30	206,765	$25.43	—	—
July 1 to July 31	—	—	—	—
August 1 to 31	—	—	—	—
September 1 to September 30	—	—	—	—

Total	206,765	$25.43	—	—

ITEM 6.	Selected Financial Data

The financial data for the years ended September 30, 2007, 2006, 2005, 2004, and 2003 have been derived from our audited financial statements. You should read the information set forth below in conjunction with our consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report.

	Years Ended September 30,
(Dollars in thousands, except per share amounts)	2007	2006	2005	2004	2003
Operating Data:
Engineering fees	$581,465	$537,242	$511,937	$448,247	$383,709
Net earned revenues	457,925	431,607	389,951	351,875	302,016
Net income	19,098	5,405	21,075	14,690	12,721
Balance Sheet Data (at end of period):
Working capital	34,911	(1,285)	30,506	20,293	19,800
Total assets	258,369	244,949	251,647	204,365	168,501
Accrued reimbursement liability (1)	8,385	28,183	34,772	24,119	16,248
Long-term debt, less current portion	6,397	6,909	7,425	7,828	17,350
Capital leases obligations	705	1,050	853	684	505
Total stockholders’ equity	78,096	58,911	77,832	62,703	50,061
Net income per share:
Basic	$3.05	$0.81	$2.92	$2.03	$1.71
Diluted	$2.99	$0.76	$2.74	$1.91	$1.61

(1)

Over-billings to our government clients caused by the overstatement of our overhead rates as a consequence of the misappropriation loss and concealment entries and certain additional errors identified.

We have not paid dividends for the five years ended September 30, 2007.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Misappropriation Loss

In March 2005, subsequent to the issuance of the Company’s 2004 financial statements, we discovered misappropriations of Company funds by our former Chief Financial Officer and two former employees who worked in our information systems and treasury departments, collectively. The participants colluded and circumvented controls to misappropriate funds and conceal the misappropriations possibly beginning as early as 1993 until the misappropriations were discovered. The investigation discovered that at least $36.6 million was misappropriated between January 1, 1998 and the discovery of the misappropriations in March 2005. We have not discovered and do not expect to discover any additional misappropriations, and therefore, we have not recorded any misappropriation losses for fiscal years 2007 and 2006. The amount misappropriated prior to January 1, 1998 could not be determined because certain data for the period prior to January 1, 1998 was unavailable.

We determined that the misappropriation scheme led to the overstatement of overhead rates that we used to determine billings in connection with certain of our government contracts. As a result, some of our government clients were overcharged for our services. During the review of the overhead rate calculations, we identified certain instances of costs erroneously included in our overhead cost pool which were unallowable under applicable regulations and an error in our calculation of our overhead rate, which related to certain general and administrative costs. We determined that the unallowable costs and general and administrative errors also led to the overstatement of overhead rates which we used in connection with certain government contracts.

Overview

Business Overview

We provide services to both private and public sector clients, with the public sector comprising approximately 75% of our revenues. During fiscal year 2007, all segments, except for the Construction Management segment, experienced growth in engineering fees. Our Environmental Services segment experienced an increase in engineering fees principally as a result of the EIP acquisition. The Civil Engineering segment benefited from the addition of several large fixed price contracts with the Federal Emergency Management Agency (“FEMA”), Mississippi Emergency Management Agency (“MEMA”) and additional assignments with the Department of Defense, partly offset by a slow down in business activity in the private sector residential market, especially in California and Southwest markets and the winding down of the work related to the hurricanes that hit Florida in 2004 and 2005. The increase in engineering fees for the Transportation Services segment was due to new projects and additional assignments with the Air National Guard Bureau (“ANGB”) and the Western Region structures group. This increase was partly offset by the temporary work stoppage on bidding for new jobs with the Texas Department of Transportation (“TxDOT”). The Construction management segment experienced a decrease in engineering fees from the winding down of jobs and delays in starting jobs with various DOT’s and by the winter weather shut down, which occurred sooner and lasted longer than last season. The decrease was partly offset by additional work with the Army Corps of Engineers in New Orleans and other several projects in the Southeast. All segments experienced increased volumes in backlog at September 30, 2007, when compared to September 30, 2006.

We earn revenue for time spent on projects, in addition to certain direct reimbursable expenses of our projects, such as subcontractors expenses, blueprints and travel and lodging. The fluctuation in direct reimbursable expenses, specifically subcontractors costs, including travel and lodging, will influence the fluctuation of our net earned revenue (“NER”). For instance, our Civil Engineering segment experienced a significant increase in direct reimbursable expenses during the year ended September 30, 2007, as compared to 2006, resulting from a high usage of subcontractors’ costs, including travel and lodging, related to several projects with FEMA and MEMA. As a result, our Civil Engineering segment’s NER grew at a lower rate than its engineering fees, because more work was being performed by subcontractors. During the year ended

September 30, 2007, we experienced an increase in indirect salaries reflecting a decrease in chargeability. As chargeability of our technical professionals’ time decreases, direct salary costs decrease proportionately along with it, while indirect salary costs increase, as less of the technical staff’s time worked is being charged back to our clients.

Our NER is also impacted by our ability to capture our technical professional staff’s time and charge it to projects. As chargeability of our technical professionals’ time increases, engineering fees and direct salaries increase along with it, while indirect salaries decrease, as more of the technical staff’s time worked is being charged back to our clients. When chargeability decreases, there is an increase in indirect salaries and a corresponding reduction in direct salaries and engineering fees. All segments experienced increases in indirect salaries during the year ended September 30, 2007, as compared to the same period in 2006. These increases were primarily due to the retention of our professional staff, during the temporary stoppage on bidding for new jobs with TxDOT, in anticipation of executing future contracts and investing in market development activities. For instance, the Civil Engineering segment retained its professional staff in order to maintain our readiness capabilities to respond to future disaster projects.

Business Environment

The need to modernize and upgrade the transportation infrastructure in the United States has been a source of continued business for us through the last ten years. Fueling the initial growth in this market was the Intermodal Surface Transportation Efficiency Act of 1991 (“ISTEA”) and subsequent legislation, the Transportation Equity Act for the 21st Century (“TEA-21”), the Safe, Accountable, Flexible, Efficient Transportation Act: A Legacy for Users (“SAFETEA-LU”). The public is beginning to recognize the potential disasters that await should our nation’s acknowledged aging infrastructure not be addressed. Increasingly complex governmental regulations faced by our clients mean additional opportunities for consultants with specialized knowledge. Despite the need for improvements, federal funds have been stretched, which when combined with the rising costs of construction materials have created some sluggishness in our industry. Some rebounding took place in fiscal year 2007 as the industry experienced a slight upturn in aviation and transit funding and as user-fee (toll road) projects continued to grow strong nationally.

The decline in the residential housing market intensified during 2007 as the sub-prime mortgage meltdown resulted in tighter credit and lower prices, causing buildings and developers to curtail their operations substantially. The commercial development market, however remained reasonably stable, but may be affected in 2008. This was offset by the increase in federal spending associated with Base Realignment and Closure and U.S. Army Transformation activity, which our civil engineering services strongly support.

The state and local government markets remained weak, but the market for our specialized services in the area of risk and emergency management strengthened due in part to hurricanes and wild fires. Near-term expectations are for the Federal Department of Defense and Homeland Security sectors to remain strong. As the economy expands its recovery, we expect the private sector to strengthen. We expect that state and local government markets will remain weak but will improve as increased tax revenue from private sector recovery trickles into the government sector.

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

Segment Results of Operations

In fiscal year 2007, we restructured our internal organization to better leverage our technical capabilities in servicing the needs of our clients which resulted in a change in the composition of our reportable segments. Under the new structure, we will continue to provide segment information on four reportable segments: Transportation Services, Construction Management, Civil Engineering, and Environmental Services; however, two types of services, Information Solutions (previously reported in the Environmental Services segment) and Evacuation Planning (previously reported in the Transportation Services segment) were moved to the Civil Engineering segment. Accordingly, we have reclassified segment information for prior periods presented, as applicable, to conform to the current reportable segment structure.

Activities in the Transportation business segment involve planning, design, right of way acquisition, intelligent transportation services (“ITS”) and program construction management services. Multiple transportation modes are supported , including interstate and primary highways, toll roads, arterials, bridges, transit systems, airports and port facilities. We currently serve transportation departments in 18 states and perform toll services in 9 states for both public and private toll clients. The Program Management group of our Transportation segment provides many of its governmental clients the necessary resources to manage large infrastructure programs from concept through construction. Program management services include planning, programming and contract support.

The Construction Management segment provides a wide range of services as an agent for our clients, including contract administration, inspection, field testing, scheduling/estimating, instituting project controls and quality assessment. We also may act as the program director of a project whereby on behalf of the owner of the project, we provide scheduling, cost estimating and construction observation services for the project, and / or construction consulting.

The Civil Engineering segment provides MEP, general civil engineering, architectural design, landscape architecture, and planning services as well as specialized services to public and private clients.

The Environmental Services business segment focuses on the delivery of planning, scientific, design, and construction management services for private and public sector clients related to air quality management, aquatic treatment, biosolids management, community and regional planning, cultural assessments, ecological studies, ecosystem restoration, energy planning, environmental toxicology analysis, flood insurance studies, hazardous and solid waste management, information solutions, National Environmental Policy Act documentation, wastewater collection and treatment, water resources management, water supply, and water treatment and distribution.

The accounting policies of the segments are the same as those described in the notes to the accompanying consolidated financial statements. We evaluate performance based on operating income (loss) of the respective segments. The discussion that follows is a summary analysis of the primary changes in operating results by segment for fiscal year 2007 as compared to fiscal year 2006 and fiscal year 2006 as compared to fiscal year 2005.

NER represents the net effect of gross revenues less direct reimbursable expenses. Direct reimbursable expenses is primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints and equipment where we are responsible for procurement and management of such cost components on behalf of our clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up. Indirect salaries represent wages earned by technical personnel not assigned to client billable projects and salary from administrative and support personnel as well.

	Years Ended September 30,
(Dollars in thousands)	2007	% of NER	2006	% of NER	2005	% of NER
Transportation Services
Engineering fees	$219,152	134.3%	$205,950	130.4%	$198,364	132.7%
Direct reimbursable expenses	55,983	34.3	48,031	30.4	48,871	32.7

Net earned revenues (NER)	163,169	100.0	157,919	100.0	149,493	100.0

Direct salaries and direct costs	60,138	36.9	58,030	36.7	56,246	37.6
Indirect salaries	35,961	22.0	32,618	20.7	28,849	19.3
General and administrative costs	56,777	34.8	55,899	35.4	48,801	32.6
Insurance proceeds and gain on recoveries	(697)	(0.4)	(568)	(0.4)	(3,919)	(2.6)
Investigation and related costs	1,332	0.8	5,012	3.2	1,990	1.4

Total costs and expenses	153,511	94.1	150,991	95.6	131,967	88.3

Operating income	$9,658	5.9%	$6,928	4.4%	$17,526	11.7%

Construction Management
Engineering fees	$87,495	119.8%	$89,199	121.1%	$87,314	129.0%
Direct reimbursable expenses	14,471	19.8	15,540	21.1	19,635	29.0

Net earned revenues (NER)	73,024	100.0	73,659	100.0	67,679	100.0

Direct salaries and direct costs	27,931	38.3	29,127	39.5	28,032	41.4
Indirect salaries	13,513	18.5	13,294	18.1	11,193	16.6
General and administrative costs	23,112	31.7	26,048	35.4	22,078	32.6
Insurance proceeds and gain on recoveries	(284)	(0.4)	(265)	(0.4)	(1,774)	(2.6)
Investigation and related costs	542	0.7	2,336	3.2	900	1.3

Total costs and expenses	64,814	88.8	70,540	95.8	60,429	89.3

Operating income	$8,210	11.2%	$3,119	4.2%	$7,250	10.7%

Civil Engineering
Engineering fees	$146,710	123.0%	$133,344	117.5%	$128,623	134.9%
Direct reimbursable expenses	27,451	23.0	19,865	17.5	33,241	34.9

Net earned revenues (NER)	119,259	100.0	113,479	100.0	95,382	100.0

Direct salaries and direct costs	42,882	36.0	41,750	36.8	35,182	36.9
Indirect salaries	27,899	23.4	24,701	21.8	19,465	20.4
General and administrative costs	46,417	38.9	43,234	38.1	34,527	36.2
Insurance proceeds and gain on recoveries	(570)	(0.5)	(439)	(0.4)	(2,772)	(2.9)
Investigation and related costs	1,089	0.9	3,877	3.4	1,408	1.5

Total costs and expenses	117,717	98.7	113,123	99.7	87,810	92.1

Operating income	$1,542	1.3%	$356	0.3%	$7,572	7.9%

Environmental Services
Engineering fees	$128,108	125.0%	$108,749	125.6%	$97,636	126.1%
Direct reimbursable expenses	25,635	25.0	22,199	25.6	20,239	26.1

Net earned revenues (NER)	102,473	100.0	86,550	100.0	77,397	100.0

Direct salaries and direct costs	33,813	33.0	29,474	34.0	26,839	34.6
Indirect salaries	23,012	22.5	20,739	24.0	17,480	22.6
General and administrative costs	35,692	34.8	33,612	38.8	28,158	36.4
Insurance proceeds and gain on recoveries	(438)	(0.4)	(341)	(0.4)	(2,260)	(2.9)
Investigation and related costs	839	0.8	3,014	3.5	1,148	1.5

Total costs and expenses	92,918	90.7	86,498	99.9	71,365	92.2

Operating income	$9,555	9.3%	$52	0.1%	$6,032	7.8%

Year Ended September 30, 2007 Compared to Year Ended September 30, 2006

Engineering Fees

	Years Ended September 30,
(Dollars in thousands)	2007	2006	$ Change	% Change
Transportation Services	$219,152	$205,950	$13,202	6.4%
Construction Management	87,495	89,199	(1,704)	-1.9%
Civil Engineering	146,710	133,344	13,366	10.0%
Environmental Services	128,108	108,749	19,359	17.8%

Total Engineering Fees	$581,465	$537,242	$44,223	8.2%

Engineering fees for the year ended September 30, 2007, were $581.5 million compared to $537.2 million in 2006, representing an 8.2% increase. A portion of the increase in engineering fees resulted from adjustments to the accrued reimbursement liability during fiscal year 2007. Based on settlements to date and new information, the Company has changed its estimate of the accrued reimbursement liability and has recorded a reduction in the liability with a corresponding increase in engineering fees in the amount of $4.5 million during fiscal year 2007. All segments, except for the Construction Management segment contributed to the increase in engineering fees in fiscal year 2007 when compared to fiscal year 2006. The backlog volumes increased by 14.5% in the year ended September 30, 2007 from $487.0 million at September 30, 2006 to $557.5 million at September 30, 2007. All segments experienced increases in backlog volumes at September 30, 2007 when compared to the backlog volumes at September 30, 2006.

Engineering fees from the Transportation Services segment increased 6.4% to $219.2 million in fiscal year 2007 from $206.0 million in fiscal year 2006. The increase in engineering fees was due primarily from an increase in workload in the National Services group due to additional projects with the ANGB and the Western Region structures group. The increase in engineering fees during the year ended September 30, 2007 was partly offset by declining engineering fees in the Central Region resulting from the temporary work stoppage on bidding for new jobs with the TxDOT. The backlog volumes for the Transportation Services segment at September 30, 2007 increased by 8.1% to $261.2 million from $241.7 million at September 30, 2006.

Our Construction Management engineering fees decreased 1.9% to $87.5 million in fiscal year 2007 from $89.2 million in fiscal year 2006. The decrease in engineering fees was due primarily to delays in starting projects with various DOT’s and the winding down of jobs in Texas and Arkansas. Additionally, the winter weather shut down, which occurred sooner and lasted longer than last season also negatively impacted engineering fees for fiscal year 2007 when compared to the same period in 2006. This decrease was partly offset by increases in engineering fees from additional work approved with the Army Corps of Engineers in New Orleans and the Construction Consulting practice in the Southeast Region. The backlog volumes for the Construction Management segment at September 30, 2007 increased by 33.8% to $95.9 from $71.7 million at September 30, 2006.

In the Civil Engineering segment, engineering fees increased 10.0% to $146.7 million in fiscal year 2007 from $133.3 million in fiscal year 2006. The increase in engineering fees was primarily attributable to additional work assignments on several large fixed price contracts with FEMA in New Mexico, MEMA in Mississippi and additional assignments from contracts with the Department of Defense in the East, Southeast and Gulf Coast Regions. Also contributing to the increase in engineering fees was the expansion of services in the Gulf Coast Region and additional projects in the resort and entertainment markets. The increase in engineering fees was partly offset by the slow down in business activity in the private sector residential market, especially in the California and Southwest markets, which affected the engineering components of our private sector land development services. Also partly offsetting the increase in engineering fees for the year ended September 30, 2007 when compared to the same period in 2006 was the completion, in the third quarter of fiscal 2006, of work related to the administration and management of debris removal from the large response projects resulting from the calendar years 2004 and 2005 hurricanes that hit Florida. The backlog volumes for the Civil Engineering segment increased by 39.2% to $82.8 million at September 30, 2007 when compared to $59.5 million at September 30, 2006.

Engineering fees in our Environmental Services segment increased 17.8% to $128.1 million in fiscal year 2007 from $108.7 million in fiscal year 2006. The increase was principally due to the EIP acquisition, which was acquired on April 30, 2006. The year-over-year increase in engineering fees from the EIP acquisition was $12.8 million. The backlog volumes for the Environmental Services segment at September 30, 2007 increased by 3.2% to $117.6 million from $114.0 million at September 30, 2006.

Net Earned Revenues

	Years Ended September 30,
(Dollars in thousands)	2007	2006	$ Change	% Change
Transportation Services	$163,169	$157,919	$5,250	3.3%
Construction Management	73,024	73,659	(635)	-0.9%
Civil Engineering	119,259	113,479	5,780	5.1%
Environmental Services	102,473	86,550	15,923	18.4%

Total Net Earned Revenues	$457,925	$431,607	$26,318	6.1%

Net earned revenues (“NER”) was $457.9 million during the year ended September 30, 2007 as compared to $431.6 million in the same period in 2006, representing a 6.1% increase. This increase was directly related to the increase in engineering fees, as previously explained.

Direct Reimbursable Expenses

	Years Ended September 30,
(Dollars in thousands)	2007	% of NER	2006	% of NER
Transportation Services	$55,983	34.3%	$48,031	30.4%
Construction Management	14,471	19.8%	15,540	21.1%
Civil Engineering	27,451	23.0%	19,865	17.5%
Environmental Services	25,635	25.0%	22,199	25.6%

Total Direct Reimbursable Expenses	$123,540	27.0%	$105,635	24.5%

In addition, the change in our NER is affected by the fluctuation in our direct reimbursable expenses. Direct reimbursable expenses is primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints, reproductions, CADD/computer charges and equipment where we are responsible for procurement and management of such cost components on behalf of our clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up. As a percentage of NER, direct reimbursable expenses increased by 2.5% to 27.0% in the year ended September 30, 2007 from 24.5% in the same period in 2006. The increase was principally driven by the Civil Engineering and Transportation Services segments, as explained below.

Direct reimbursable expenses in the Transportation Services segment experienced an increase of 16.6% in fiscal year 2007 when compared to fiscal year 2006. As a percentage of NER, direct reimbursable expenses increased by 3.9% to 34.3% in fiscal year 2007 from 30.4% in fiscal year 2006. The increase primarily resulted from the high usage of subconsultants in connection with the additional workload experienced by the National Services group.

In our Construction Management segment, direct reimbursable expenses as a percentage of NER decreased by 1.3% to 19.8% in fiscal year 2007 from 21.1% in fiscal year 2006. This decrease was primarily due to the decrease in engineering fees experienced in fiscal year 2007 when compared to fiscal year 2006 and a market shift from direct reimbursable projects to more lump sum and all-inclusive billing rates contracts in the Central and Southeast regions. The shift started in fiscal year 2006 and has continued into fiscal year 2007.

Direct reimbursable expenses in the Civil Engineering segment increased as a percentage of NER by 5.5% to 23.0% in fiscal year 2007 from 17.5% in fiscal year 2006. The increase was primarily due to the substantial use of subconsultants in connection with the FEMA, MEMA and the Department of Defense projects. The increase was partially offset by a decrease in the use of subconsultants in the private sector land development services and a reduction in travel and meals costs as the result of the completion, in June 2006, of the work related to debris removal from the Florida hurricanes in calendar 2004 and 2005. During the year ended September 30, 2006, the Civil Engineering segment incurred direct reimbursable costs, including travel and lodging costs, for the employees overseeing debris removal in the areas affected by the disasters.

Our Environmental Services segment experienced an increase of 15.5% in direct reimbursable expenses in fiscal year 2007 when compared to fiscal year 2006. This increase was due primarily to the use of subcontractors required with the contracts acquired with the EIP acquisition. As a percentage of NER, direct reimbursable expenses decreased by 0.6% to 25.0% in fiscal year 2007 from 25.6% in fiscal year 2006. The decrease was due primarily to a proportionately higher growth in NER in relation to the increase in direct reimbursable expenses.

Operating Income

	Years Ended September 30,
(Dollars in thousands)	2007	% of NER	2006	% of NER
Transportation Services	$9,658	5.9%	$6,928	4.4%
Construction Management	8,210	11.2%	3,119	4.2%
Civil Engineering	1,542	1.3%	356	0.3%
Environmental Services	9,555	9.3%	52	0.1%

Total Operating Income	28,965	6.3%	10,455	2.4%
Insurance proceeds and gain on recoveries, net	(1,989)	-0.4%	(1,613)	-0.4%
Investigation and related costs	3,802	0.8%	14,239	3.3%

Total Operating Income before Insurance Proceeds and Gain on Recoveries, net of Investigation and Related Costs	$30,778	6.7%	$23,081	5.3%

Operating income was $29.0 million during the year ended September 30, 2007 as compared to $10.5 million in the same period in 2006, representing an increase of 177.0%. The increase in total operating income was primarily the result of a decrease in investigation and related costs of $10.4 million and a $2.8 million gain recognized on the sale-leaseback of the Doral office building, which is included in general and administrative costs. Also contributing to the increase in operating income for the year ended September 30, 2007 when compared to the same period in 2006 was the growth in engineering fees, principally due to the EIP acquisition. The increase in operating income was offset by a decline in business activity, especially in the residential markets of California and the Southwest, which most affected the engineering components of our private sector land development services and the temporary stoppage in bidding for new jobs with the TxDOT. Operating income was also negatively impacted by the strategic retention of professional staff to maintain our readiness response capabilities to any disaster projects and by a decrease in chargeability caused by the slowdown in business activity from the stoppage in bidding for new jobs with the TxDOT, bad winter weather and delays in starting jobs. Operating income, as a percentage of NER, increased by 3.9% to 6.3% in the year ended September 30, 2007 from 2.4% in the same period in 2006.

We believe that operating income before gain on recoveries and investigation and related costs is a useful measure in evaluating our results of operations because the gain on recoveries, and investigation and related costs are unusual items which do not reflect the costs or revenues of our provision of services in the given year. While the misappropriations occurred over a long period, the recoveries and investigation costs are realized when recovered or incurred and not in relation to the period when the misappropriations occurred. We believe this measure is helpful for us and for our investors to evaluate the results of our operations and make comparisons between periods.

Operating income before insurance proceeds and gain on recoveries, net of investigation and related costs, was $30.8 million during the year ended September 30, 2007 as compared to $23.1 million in the same period in 2006, representing an increase of 33.3%. As a percentage of NER, operating income before insurance proceeds and gain on recoveries, net of investigation and related costs increased by 1.4% to 6.7% in the year ended September 30, 2007 from 5.3% in the same period in 2006. This improvement was primarily due to the growth in engineering fees, principally due to the EIP, which accounted for a major portion of the increase in engineering fees in fiscal year 2007 when compared to the same period in 2006. Also contributing to the improvement in operating results was $2.8 million gain recognized on the sale-leaseback of the Doral office building, which is included in general and administrative costs. The improvements in operating income before insurance proceeds and gain on recoveries, net of investigation and related costs were partly offset by a decline in business activity, especially in the residential markets of California and the Southwest, which most affected the engineering components of our private sector land development services and the temporary stoppage in bidding for new jobs with the TxDOT. Also impacting operating results was the strategic retention of professional staff to maintain our readiness response capabilities to any disaster projects and by a decrease in chargeability caused by the slowdown in business activity, especially in the first half of the current fiscal year. Insurance proceeds and gain on recoveries and investigation and related costs, net are treated as corporate overhead costs, and as such, are allocated to each respective segment. The gain recognized on the sale-leaseback of the Doral property has been allocated to each respective segment. The allocation is based on the segments’ proportionate share of general and administrative costs to total Company general and administrative costs.

As a percentage of NER, the Transportation Services segment’s operating income increased by 1.5% to 5.9% in fiscal year 2007 from 4.4% in the same period in 2006. This increase was primarily due to a decrease in the allocation of investigation and related costs in fiscal year 2007 as compared to the same period in 2006. The increase was partly offset by a reduction in business activity resulting from the temporary stoppage in bidding for new jobs with the TxDOT and delays in getting new contracts executed and to a lesser extent, this segment also experienced low chargeability in some groups within the National Services group. As a percentage of NER, the Transportation Services segment’s operating income before insurance proceeds and gain on recoveries, net of investigation and related costs decreased by 0.9% to 6.3% in the year ended September 30, 2007 from 7.2 % in the same period in 2006.

The Construction Management segment experienced an increase in operating income, as a percentage of NER of 7.0% in the year ended September 30, 2007 when compared to the same period in 2006. This increase was primarily driven by a decrease in the allocation of investigation and related costs. Also contributing to the increase in operating income was a reduction of general and administrative costs resulting primarily from settlements of vehicle liability claims and a reduction in vehicle insurance charges. The increase in operating income was partly offset by delays in getting jobs started and the winding down of jobs in Texas and Arkansas and work stoppage from the bad winter weather, which started sooner and lasted longer than the prior year. As a percentage of NER, operating income before insurance proceeds and gain on recoveries, net of investigation and related costs increased by 4.6% to 11.6% in fiscal year 2007 from 7.0% in the same period in 2006.

As a percentage of NER, the Civil Engineering segment operating income increased by 1.0% to 1.3% in fiscal year 2007 from 0.3 % in the same period in 2006. This increase was primarily driven by a decrease in the allocation of investigation and related costs. Also contributing to the increase in operating income in fiscal year 2007 over the same period in 2006 were the additional engineering fees generated from several fixed price contracts with FEMA and MEMA and additional services performed under several contracts with the Department of Defense. This increase was partly offset by a decline in the residential market, especially in the California and

Southwest markets, which affected the engineering components of our private sector land development services and to an increase in indirect salaries resulting from the strategic investment in the retention of professional staff to maintain our readiness response capabilities to any disaster project and less than optimum chargeability within the engineering components of the private sector. As a percentage of NER, operating income before insurance proceeds and gain on recoveries, net of investigation and related costs decreased by 1.6% to 1.7% in the year ended September 30, 2007 from 3.3% in the same period in 2006.

The Environmental Services segment experienced an increase in operating income, as a percentage of NER, of 9.2% to 9.3% in fiscal 2007 from 0.1% in the same period in 2006. This increase was principally driven by the growth in engineering fees from the EIP acquisition, as previously explained, and improvements in chargeability and utilization of the professional staff. Also contributing to the improvements in operating income was a decrease in the allocation of investigation and related costs in fiscal year 2007 over the same period in 2006. As a percentage of NER, the Environmental Services operating income before insurance proceeds and gain on recoveries, net of investigation and related costs increased by 6.6% to 9.7% in the year ended September 30, 2007 from 3.1% in the same period in 2006.

Costs

Costs consist principally of direct salaries and direct costs that are chargeable to clients and overhead and general and administrative expenses.

Direct Salaries and Direct Costs

	Years Ended September 30,
(Dollars in thousands)	2007	% of NER	2006	% of NER
Transportation Services	$60,138	36.9%	$58,030	36.7%
Construction Management	27,931	38.2%	29,127	39.5%
Civil Engineering	42,882	36.0%	41,750	36.8%
Environmental Services	33,813	33.0%	29,474	34.1%

Direct Salaries and Direct Costs	$164,764	36.0%	$158,381	36.7%

Direct salaries and direct costs primarily include direct salaries and to a lesser extent unreimburseable direct costs. Direct salaries include compensation earned primarily by our technical professionals, whose billable labor gets charged back to our clients. Direct costs totaled $1.1 million and $1.7 million in fiscal year 2007 and 2006, respectively. Direct salaries and direct costs were $164.8 million in the year ended September 30, 2007, as compared to $158.4 million in the same period in 2006, representing a 4.0% increase. This increase is directly related to the increase in engineering fees. As a percentage of NER, direct salaries and direct costs decreased by 0.7% to 36.0% in fiscal year 2007 from 36.7% in fiscal year 2006.

Direct salaries and direct costs in the Transportation Services segment increased 3.6% to $60.1 million in the year ended September 30, 2007 from $58.0 million in the same period in 2006. As a percentage of NER, direct salaries and direct costs increased by 0.2% to 36.9% in fiscal year 2007 from 36.7% in the same period in 2006, reflecting direct salaries incurred in anticipation of executing new contract assignments.

Direct salaries and direct costs in the Construction Management segment decreased 4.1% to $27.9 million in the year ended September 30, 2007 from $29.1 million in the same period in 2006. This decrease was due to reduction of professional staff related to the reduction in engineering fees. As a percentage of NER, direct salaries and direct costs decreased by 1.3% to 38.2% in fiscal year 2007 from 39.5% in the same period in 2006. This decrease was due to the efficient utilization of the professional staff as a result of the increase in fixed price contracts.

Direct salaries and direct costs in the Civil Engineering segment increased by 2.7% to $42.9 million in the year ended September 30, 2007 from $41.8 million in the same period in 2006. As a percentage of NER, direct salaries and direct costs decreased by 0.8% to 36.0% in fiscal year 2007 from 36.8% in the same period in 2006. This decrease was due in part from the higher utilization of our professional staff, which resulted in high labor margin performance and a proportionately higher increase in NER in relation to the increase in direct salaries and direct costs.

Direct salaries and direct costs in the Environmental Services segment increased 14.7% to $33.8 million in the year ended September 30, 2007 from $29.5 million in the same period in 2006. This increase was due primarily to the professional staff added with the acquisitions of EIP, as previously explained. As a percentage of NER, direct salaries and direct costs decreased by 1.1% to 33.0% in fiscal year 2007 from 34.1% in the same period in 2006. This decrease was due primarily to high labor margin performance coupled with tight controls over headcount

General and Administrative Costs, including Indirect Salaries

The other component of costs is indirect costs, which include indirect salaries, and general and administrative costs.

Indirect Salaries

	Years Ended September 30,
(Dollars in thousands)	2007	% of NER	2006	% of NER
Transportation Services	$35,961	22.0%	$32,618	20.7%
Construction Management	13,513	18.5%	13,294	18.0%
Civil Engineering	27,899	23.4%	24,701	21.8%
Environmental Services	23,012	22.5%	20,739	24.0%

Total Indirect Salaries	$100,385	21.9%	$91,352	21.2%

Indirect salaries include compensation primarily for administrative staff and to a lesser extent professional staff that is not chargeable to clients. Indirect salaries increased 9.9% to $100.4 million in fiscal year 2007 from $91.4 million in fiscal year 2006. Indirect salaries as a percentage of NER increased 0.7% to 21.9% in fiscal year 2007 from 21.2% in fiscal year 2006.

The Transportation Services segment experienced an increase in indirect salaries of 10.2% to $36.0 million in the year ended September 30, 2007 from $32.6 million in the same period in 2006. As a percentage of NER, indirect salaries increased by 1.3 % to 22.0 % in fiscal year September 30, 2007 from 20.7% in the same period in 2006. Transportation Services segment was impacted by the temporary stoppage on bidding for new jobs with the TxDOT, the addition of professional staff in anticipation of contracts approval and expenditures in business development.

The Construction Management segment experienced a slight increase in indirect salaries of 1.6% to $13.5 million in the year ended September 30, 2007 from $13.3 million in the same period in 2006. As a percentage of NER, indirect salaries increased by 0.5% to 18.5 % in the fiscal year ended September 30, 2007 from 18.0% in the same period in 2006. The increase in indirect salaries was due primarily to the retention of key administrative and professional staff in anticipation of getting approvals on several contracts in the Central and Western Regions and work stoppage resulting from the severe winter weather, which started sooner and lasted longer than the prior year.

The Civil Engineering segment experienced an increase in indirect salaries of 12.9% to $27.9 million in the year ended September 30, 2007 from $24.7 million in the same period in 2006. As a percentage of NER, indirect salaries increased by 1.6 % to 23.4 % in fiscal year ended September 30, 2007 from 21.8% in the same period in 2006. This increase was primarily due to the strategic retention of administrative and professional staff in maintaining our readiness capabilities to respond to disaster projects and investment in growing the Federal market program. To a lesser extent, the less than optimum chargeability within the engineering components of the private sector also contributed to the increase in indirect salaries.

Indirect salaries in our Environmental Services segment increased by 11.0 % to $23.0 million in the year ended September 30, 2007 from $20.7 million in the same period in 2006. Indirect salaries, as a percentage of NER decreased by 1.5 % to 22.5 % in fiscal year ended September 30, 2007 from 24.0% in the same period in 2006. The decrease was primarily due to higher utilization of our professional staff, which resulted in high labor margin performance.

General and Administrative Costs

	Years Ended September 30,
(Dollars in thousands)	2007	% of NER	2006	% of NER
Transportation Services	$56,777	34.8%	$55,899	35.4%
Construction Management	23,112	31.6%	26,048	35.4%
Civil Engineering	46,417	38.9%	43,234	38.2%
Environmental Services	35,692	34.8%	33,612	38.8%

Total General and Administrative Costs	$161,998	35.4%	$158,793	36.8%

General and administrative (“G&A”) costs increased 2.0% to $162.0 million in fiscal year 2007 from $158.8 million in fiscal year 2006. The majority of the increase was related to increased rent expense for real estate of $2.0 million resulting primarily from renewals of existing leases and new lease agreements. The upgrade of our financial systems contributed to increases in travel and related expenses of $1.9 million and computer software and related costs of $1.4 million. Our medical insurance premiums and flex benefits increased by $ 1.7 million resulting from rising costs and the provision for post retirement benefits of $1.7 million also contributed to the increase in G&A. There were also increases in vehicle and equipment leases, repairs and maintenance and payroll tax expenses. The increase in G&A in fiscal year 2007 over fiscal year 2006 was partly offset by the gain recognized on the sale-leaseback of the Doral office building of $2.8 million and decreases in legal fees and legal settlements and professional fees of $1.8 million and a decrease in incentive compensation of approximately $850,000. Most of these costs are generally considered corporate costs which benefit all segments and are allocated to the respective segments based on the individual segments’ proportionate share of G&A costs as compared to our total G&A costs. G&A as a percentage of NER decreased by 1.4% to 35.4% in the year ended September 30, 2007 from 36.8% in the same period in 2006. The decrease in G&A, as a percentage of NER, was due primarily to the decrease in legal fees and legal settlements and the gain recognized on the sale-leaseback of the Doral office building.

Insurance Proceeds, (Gain) loss on recoveries, and Investigation and Related Costs

As described elsewhere in this Annual Report, during fiscal year 2007, we recognized $2.0 million in insurance proceeds related to a claim we filed under our insurance policy to cover fiduciary and crime liability. During fiscal year 2006, we recorded a gain from recovered assets totaling $1.6 million. The gain of $1.6 million for fiscal year 2006 included $1.4 million gain related to real estate assets recovered which were classified as assets held for sale. Additionally, in fiscal year 2007 and 2006, we incurred $3.8 million and $14.2 million, respectively, in costs to investigate and quantify the impact of the embezzlement, and in costs related to the recovery and maintenance of certain assets. We have not discovered and do not expect to discover any additional misappropriations, and therefore, we have not recorded any misappropriation losses for fiscal years 2007 and 2006. The insurance proceeds, (gain) loss on recoveries and the investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of G&A costs to our total G&A costs.

The following table sets forth the components of the misappropriation loss for the years ended September 30, 2007, 2006, and 2005 and prior and related investigation expenses:

	Years Ended September 30,
(Dollars in thousands)	Cumulative Total	2007	2006	2005	2004 and Prior
Misappropriation loss	$36,600	$—	$—	$3,636	$32,964
Insurance proceeds from misappropriation loss	(2,000)	(2,000)	—	—	—
(Gain) loss on recoveries	(15,963)	11	(1,613)	(14,361)	—

Insurance proceeds and gain on recoveries, net of misappropriation loss	18,637	(1,989)	(1,613)	(10,725)	32,964

Legal fees	9,155	1,541	5,270	2,344	—
Forensic accounting fees and related costs	12,919	2,185	7,885	2,849	—
Other	1,413	76	1,084	253	—

Investigation and related costs	23,487	3,802	14,239	5,446	—

Total	$42,124	$1,813	$12,626	$(5,279)	$32,964

We do not expect to incur any additional expenses for legal fees or forensic accounting fees and related costs in fiscal year 2008. We expect to incur approximately $25,000 in other expenses relating to the maintenance of assets held for sale included in other non-current assets in the accompanying balance sheet as of September 30, 2007.

Year Ended September 30, 2006 Compared to Year Ended September 30, 2005

Engineering Fees

	Years Ended September 30,
(Dollars in thousands)	2006	2005	$ Change	% Change
Transportation Services	$205,950	$198,364	$7,586	3.8%
Construction Management	89,199	87,314	1,885	2.2%
Civil Engineering	133,344	128,623	4,721	3.7%
Environmental Services	108,749	97,636	11,113	11.4%

Total Engineering Fees	$537,242	$511,937	$25,305	4.9%

Engineering fees for the year ended September 30, 2006, were $537.2 million compared to $511.9 million in 2005, representing a 4.9% increase. Substantially all of the increase was in the Environmental Services and Transportation Services segments.

Engineering fees from the Transportation Services segment increased 3.8% to $206.0 million in fiscal year 2006 from $198.4 million in fiscal year 2005. The increase included new projects and additional assignments on existing contracts awarded by the Texas DOT (“TxDOT”), Nevada DOT and City of Atlanta.

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

In the Civil Engineering segment, engineering fees increased 3.7% to $133.3 million in fiscal year 2006 from $128.6 million in fiscal year 2005. In fiscal year 2006, the Civil Engineering segment benefited from the addition of several large fixed price contracts with the Department of Defense. This increase in engineering fees was mostly offset by a decrease in the administration and management of debris removal of the calendar years 2004 and 2005 hurricanes in Florida and a slow down in the private sector residential market in the second half of fiscal year 2006.

Engineering fees in our Environmental Services segment increased 11.4% to $108.7 million in fiscal year 2006 from $97.6 million in fiscal year 2005. The increase is primarily attributable to organic growth, including two significant new contracts with FEMA and the State of Georgia and a new contract with the California Department of Water Resources. To a lesser extent, engineering fees increased as a result of the April 30, 2006 acquisition of EIP. Engineering fees from EIP, following the acquisition, were $5.3 million in fiscal year 2006. Additionally, the Environmental Services segment benefited from the full year impact of the LWC acquisition, which was acquired on February 1, 2005. The full year impact in engineering fees from the LWC acquisition was $1.9 million.

Net Earned Revenues

	Years Ended September 30,
(Dollars in thousands)	2006	2005	$ Change	% Change
Transportation Services	$157,919	$149,493	$8,426	5.6%
Construction Management	73,659	67,679	5,980	8.8%
Civil Engineering	113,479	95,382	18,097	19.0%
Environmental Services	86,550	77,397	9,153	11.8%

Total Net Earned Revenues	$431,607	$389,951	$41,656	10.7%

Net earned revenues (“NER”) was $431.6 million during the year ended September 30, 2006 as compared to $390.0 million in the same period in 2005, representing an increase of 10.7%. This increase was directly related to the increase in engineering fees, as previously explained, and a reduction in direct reimbursable expenses, which is explained below.

	Years Ended September 30,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$48,031	30.4%	$48,871	32.7%
Construction Management	15,540	21.1%	19,635	29.0%
Civil Engineering	19,865	17.5%	33,241	34.9%
Environmental Services	22,199	25.6%	20,239	26.1%

Total Direct Reimbursable Expenses	$105,635	24.5%	$121,986	31.3%

Direct reimbursable expenses consist of out-of-pocket expenses related to the delivery of services such as blueprints, reproductions, CADD/computer charges, travel, and sub-consultant expenses. As a percentage of NER, direct reimbursable expenses decreased 6.8% to 24.5% in fiscal year 2006 from 31.3% in fiscal year 2005. The decrease was driven by the Civil Engineering and Construction Management segments. The decrease was partially offset by an increase experienced by the Environmental Services segment.

Direct reimbursable expenses in the Transportation Services segment experienced a decrease of 1.7 % in fiscal year 2006 when compared to fiscal year 2005. As a percentage of NER, direct reimbursable expenses decreased by 2.3% to 30.4% in fiscal year 2006 from 32.7% in fiscal year 2005. The decrease primarily resulted from decreased use of sub consultants in fiscal year 2006.

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

Direct reimbursable expenses in the Civil Engineering segment decreased as a percentage of NER by 17.4% to 17.5% in fiscal year 2006 from 34.9% in fiscal year 2005. The decrease was primarily due to a reduction in subcontractors’ costs related to debris removal from the Florida hurricanes in calendar years 2004 and 2005. In fiscal year 2005, the Civil Engineering segment incurred significant subcontractors’ costs and travel and lodging costs for the hundreds of employees overseeing debris removal in the areas affected by the disasters.

Our Environmental Services segment experienced an increase of 9.7% in direct reimbursable expenses in fiscal year 2006 when compared to fiscal year 2005. This increase was due primarily to the use of subcontractors, included with some contracts acquired with the EIP and LWC acquisitions. As a percentage of NER, direct reimbursable expenses decreased slightly by 0.5% to 25.6% in fiscal year 2006 from 26.1% in fiscal year 2005.

Operating Income

	Years Ended September 30,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$6,928	4.4%	$17,526	11.7%
Construction Management	3,119	4.2%	7,250	10.7%
Civil Engineering	356	0.3%	7,572	7.9%
Environmental Services	52	0.1%	6,032	7.8%

Total Operating Income	10,455	2.4%	38,380	9.8%
Gain on recoveries net of misappropriation loss	(1,613)	-0.4%	(10,725)	-2.7%
Investigation and related costs	14,239	3.3%	5,446	1.4%

Total Operating Income before Gain on Recoveries net of Misappropriation Loss and Investigation and Related Costs	$23,081	5.3%	$33,101	8.5%

Operating income was $10.5 million in fiscal year 2006 as compared to $38.4 million in fiscal year 2005, representing a decrease of 72.8%. The decrease in total operating income is primarily the result of an increase in investigation and related costs of $8.8 million, and a reduction in gain from recovered assets of $12.7 million, offset by a reduction in misappropriation loss of $3.6 million. Also contributing to the decrease in operating income is an increase in indirect salaries resulting from the temporary work stoppage in bidding for new jobs with the TxDOT, the transition of new acquisitions and additional time spent on business development. We also experienced increases in general and administrative (“G&A”) costs, which grew at a higher rate than NER. The major increases in G&A are explained below. All segments had decreases in fiscal year 2006 operating income from the prior fiscal year. Operating income, as a percentage of NER, decreased by 7.4% to 2.4% in fiscal year 2006 from 9.8% in fiscal year 2005. All segments experienced decreases in fiscal year 2006 operating income as a percentage of NER as compared to fiscal year 2005.

We believe that operating income before misappropriation loss and investigation and related costs is a useful measure in evaluating our results of operations because the misappropriation loss, recoveries, and investigation and related costs are unusual items which do not reflect the costs or revenues of our provision of services in the given year. While the misappropriations occurred over a long period, the recoveries and investigation costs are realized when recovered or incurred and not in relation to the period when the misappropriations occurred. We believe this measure is helpful for us and for our investors to evaluate the results of our operations and make comparisons between periods.

Operating income before misappropriation loss and investigation and related costs, net was $23.1 million for fiscal year 2006 as compared to $33.1 million for fiscal year 2005, representing a decrease of 30.3%. Operating income before misappropriation loss and related costs, net, as a percentage of NER, decreased by 3.2% to 5.3% in fiscal year 2006 from 8.5% in fiscal year 2005. The decrease in operating income before misappropriation loss and investigation and related costs is primarily due to the increase in indirect salaries caused by the temporary stoppage in bidding for new jobs with the TxDOT, the transition of acquisitions, and additional time spent on business development. We also experienced increases in G&A costs, which grew at a higher rate than NER. The major increases are explained below. Misappropriation loss and investigation and related costs, net are treated as corporate overhead costs, and as such, are allocated to each respective segment. The allocation is based on the segments’ proportionate share of “G&A” costs to our total G&A costs.

As a percentage of NER, the Transportation Services segment’s operating income decreased by 7.3% to 4.4% in fiscal year 2006 from 11.7% in fiscal year 2005. This decrease is primarily due to the increase in misappropriation loss (recoveries) and investigation related costs, net. As a percentage of NER, the Transportation Services segment’s operating income before misappropriation loss and investigation and related costs, net decreased by 3.2% to 7.2% in fiscal year 2006 from 10.4% in fiscal year 2005. This decrease experienced by the Transportation Services segment was driven by lower multipliers on some contracts and a decrease in chargeability resulting from the temporary stoppage on bidding for new jobs with the TxDOT during the latter part of fiscal year 2006.

The Construction Management segment experienced a decrease in operating income of 57.0% in fiscal year 2006 when compared to the same fiscal year in 2005. This decrease is primarily due to the increase in misappropriation loss (recoveries) and investigation related costs, net. The Construction Management segment experienced a decrease in operating income before misappropriation loss and investigation and related costs, net, of 18.6% in fiscal year 2006 when compared to fiscal year in 2005. Factors contributing to the decrease included the start-up costs associated with the new at-risk construction management services initiated in fiscal year 2006 and the additional expenditures incurred in marketing and business development in the West and Southeast regions. Additional costs were also incurred in promoting safety initiatives throughout this segment.

As a percentage of NER, the Civil Engineering segment operating income decreased by 7.6% to 0.3% in fiscal year 2006 from 7.9% in fiscal year 2005. This decrease is primarily due to the increase in misappropriation loss (recoveries) and investigation related costs, net. As a percentage of NER, the Civil Engineering segment operating income before misappropriation loss and investigation and related costs, net decreased by 3.2% to 3.3% in fiscal year 2006 from 6.5% in fiscal year 2005. The Civil Engineering segment was impacted in fiscal year 2006 by the decline in engineering fees from the disaster response projects related to the Florida hurricanes and the slow down in the private sector residential market, as previously explained, and additional expenditures in marketing and business development.

The Environmental Services segment experienced a decrease in operating income of 99.1% in fiscal year 2006 when compared to the same fiscal year in 2005. This decrease is primarily due to the increase in misappropriation loss (recoveries) and investigation related costs, net. The Environmental Services segment experienced a decrease in operating income before misappropriation loss and investigation and related costs, net of 44.6% in fiscal year 2006 when compared to the same fiscal year in 2005. However, as a percentage of NER, the Environmental Services segment had a decrease of 3.3% to 3.1% in fiscal year 2006 compared to 6.4% in fiscal year 2005. This decrease was primarily due to decreased chargeability, partially due to the transition of the EIP acquisition and expenditures for marketing and business development.

Costs

Costs consist principally of direct salaries and direct costs that are chargeable to clients and overhead and general and administrative expenses.

Direct Salaries and Direct Costs

	Years Ended September 30,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$58,030	36.7%	$56,246	37.6%
Construction Management	29,127	39.5%	28,032	41.4%
Civil Engineering	41,750	36.8%	35,182	36.9%
Environmental Services	29,474	34.1%	26,839	34.7%

Direct Salaries and Direct Costs	$158,381	36.7%	$146,299	37.5%

Direct salaries and direct costs primarily include direct salaries and to a lesser extent unreimburseable direct costs. Direct costs totaled $1.7 million and $881,000 in fiscal years 2006 and 2005, respectively. Direct salaries and direct costs were $158.4 million in fiscal year 2006, as compared to $146.3 million in fiscal year 2005, representing an increase of 8.3%. This increase is directly related to the increase in engineering fees. As a percentage of NER, all segments experienced a decrease from a year ago. On a Company basis, direct salaries and direct costs as a percentage of NER decreased by 0.8% to 36.7% in fiscal year 2006 from 37.5% in fiscal year 2005.

The Transportation Services segment experienced an increase in direct salaries and direct costs of 3.2% to $58.0 million in fiscal year 2006 compared to $56.2 million in fiscal year 2005. However, as a percentage of NER, direct salaries and direct costs decreased by 0.9% to 36.7% in fiscal year 2006 from 37.6% in fiscal year 2005, reflecting improvements in capturing labor costs billable to clients.

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

For the Civil Engineering segment, direct salaries and direct costs increased by 18.7% to $41.8 million in fiscal year 2006 versus $35.2 million in fiscal year 2005. This increase was directly related to the addition of several large fixed price contracts with the Department of Defense, which required the use of our professional staff. As a percentage of NER, direct salaries and direct costs decreased by 0.1% to 36.8% in fiscal year 2006 from 36.9% in fiscal year 2005. This decrease was primarily due to the increase in NER for this segment resulting from the significant decrease in direct reimbursable expenses, as previously explained. For fiscal year 2006, NER for the Civil Engineering segment grew at a slightly higher rate, 19.0%, than the increase in direct salaries and direct costs.

For our Environmental Services segment, direct salaries and direct costs increased to $29.5 million in fiscal year 2006 from $26.8 million in fiscal year 2005, representing an increase of 9.8%. This increase was due primarily to the professional staff added with the acquisitions of EIP and LWC, as previously explained. As a percentage of NER, direct salaries and direct costs decreased by 0.6% to 34.1% in fiscal year 2006 from 34.7% in fiscal year 2005.

General and Administrative Costs, including Indirect Salaries

The other component of costs is indirect costs, which include indirect salaries, and general and administrative costs.

Indirect Salaries

	Years Ended September 30,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$32,618	20.7%	$28,849	19.3%
Construction Management	13,294	18.0%	11,193	16.5%
Civil Engineering	24,701	21.8%	19,465	20.4%
Environmental Services	20,739	24.0%	17,480	22.6%

Total Indirect Salaries	$91,352	21.2%	$76,987	19.7%

Indirect salaries increased 18.7%, to $91.4 million in fiscal year 2006 from $77.0 million in fiscal year 2005. Indirect salaries as a percentage of NER increased 1.5% to 21.2% in fiscal year 2006 compared to 19.7% in fiscal year 2005.

Transportation Services experienced an increase in indirect salaries as a percentage of NER of 1.4% from 19.3% in fiscal year 2005 to 20.7% in fiscal year 2006 resulting from decreased chargeability. The Transportation Services segment was impacted by the temporary stoppage on bidding for new jobs with the TxDOT during the latter part of fiscal year 2006, as previously explained.

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

Civil Engineering experienced an increase in indirect salaries as a percentage of NER of 1.4% to 21.8% in fiscal year 2006 from 20.4% in fiscal year 2005. This increase resulted from the winding down of work related to the hurricanes response projects and adjusting to the slow down in the private sector residential market and additional time spent on business development.

Environmental Services segment experienced an increase in indirect salaries of 18.6% in fiscal year 2006 when compared to the same fiscal year in 2005. As a percentage of NER, indirect salaries increased by 1.4% to 24.0% in fiscal year 2006 from 22.6% in fiscal year 2005. The increase in indirect salaries was primarily due to decreased chargeability partially due to the transition of the EIP acquisition and additional focus on marketing and business development.

General and Administrative Costs

	Years Ended September 30,
(Dollars in thousands)	2006	% of NER	2005	% of NER
Transportation Services	$55,899	35.4%	$48,801	32.6%
Construction Management	26,048	35.4%	22,078	32.6%
Civil Engineering	43,234	38.1%	34,527	36.2%
Environmental Services	33,612	38.8%	28,158	36.4%

Total General and Administrative Costs	$158,793	36.8%	$133,564	34.3%

General and administrative (“G&A”) costs increased 18.9%, to $158.8 million in fiscal year 2006 from $133.6 million in fiscal year 2005. The majority of the increase is primarily related to increased medical insurance premiums and flex benefits resulting from rising costs of $6.4 million, professional fees of $1.2 million, legal settlements and fees of $4.9 million, travel and related expenses of $2.4 million, rent expense for real estate of $2.2 million, payroll taxes of $2.3 million, insurance of $1.2 million, deferred compensation of $1.3 million and vehicle and equipment leases and related expenses of $1.2 million. We also incurred additional expenses for depreciation and amortization, business development, communication and computer software and supplies. The increase in G&A in fiscal year 2006 over fiscal year 2005 was partly offset by a decrease in incentive compensation of $2.5 million. These costs are generally considered corporate costs which benefit all segments and are allocated to the respective segments based on the individual segments’ proportionate share of G&A costs as compared to our total G&A costs.

Misappropriation loss (recoveries) and Investigation and Related Costs

As described elsewhere in this Annual Report, we have recorded a $3.6 million misappropriation loss for the year ended September 30, 2005. During fiscal year 2005, we also recorded a gain from recovered assets totaling $14.3 million, resulting in a net gain on recoveries of $10.7 million for fiscal year 2005. During fiscal year 2006, we recorded a gain from recovered assets totaling $1.6 million. The gain of $1.6 million for fiscal year 2006 included $1.4 million gain related to real estate assets recovered which were classified as assets held for sale. Additionally, in fiscal year 2006 and 2005, we incurred $14.2 million and $5.4 million, respectively, in costs to investigate and quantify the impact of the embezzlement, and in costs related to the recovery and maintenance of certain assets. The recorded gain from recovered assets and the investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of G&A costs to our total G&A costs.

Consolidated Results

Net Income:

Net income was $19.1 million, $5.4 million, and $21.1 million for fiscal years 2007, 2006, and 2005, respectively. The percentage of net income to NER was 4.2%, 1.3%, and 5.4% for fiscal years 2007, 2006, and 2005.

The significant improvement in net income in fiscal year 2007, as compared to fiscal year 2006, was primarily the result of a decrease in investigation and related costs of $10.4 million and $2.8 million gain recognized on the sale-leaseback of the Doral office building. The increase in net income was also impacted by a decrease in our effective tax rate. The reduction in the effective tax rate was due primarily to a decrease in non-deductible expenses, partly offset by a reduction in Federal tax credits and lower reversal of the tax contingency accrual during the year. Net income in fiscal year 2007 also benefited from an increase in engineering fees resulting primarily from the EIP acquisition and a change in estimate of the accrued reimbursement liability, which resulted in a reduction in the liability with a corresponding increase in engineering fees of $4.5 million, without any corresponding costs and expenses. The increase in net income was partly offset by a decline in business activity, especially in the residential markets of California and the Southwest, which most affected the engineering components of our private sector land development services and the temporary stoppage in bidding for new jobs with the TxDOT. Additionally, the increase in net income was partly offset by an increase in indirect labor resulting from the strategic retention of professional staff to maintain our readiness response capabilities to any disaster projects, delays in getting new jobs approved and the impact of the severe winter weather in the current year. The effective tax rate decreased to 30.7% in fiscal year 2007 from 37.8% in fiscal year 2006.

The majority of the increase in general and administrative costs was related to increased rent expense for real estate of $2.0 million resulting primarily from renewals of existing leases and new lease agreements. The upgrade of our financial systems contributed to increases in travel and related expenses of $1.9 million and computer software and related costs of $ 1.4 million. Our medical insurance premiums and flex benefits increased by $ 1.7 million resulting from rising costs and the provision for post retirement benefits of $1.7 million also contributed to the increase in G&A. There were also increases in vehicle and equipment leases, repairs and maintenance and payroll tax expenses. The increase in G&A in fiscal year 2007 over fiscal year 2006 was partly offset by the gain recognized on the sale-leaseback of the Doral office building of $2.8 million and decreases in legal fees and legal settlements and professional fees of $1.8 million and a decrease in incentive compensation and 401(k) matching contributions of approximately $850,000. Most of these costs are generally considered corporate costs which benefit all segments and are allocated to the respective segments based on the individual segments’ proportionate share of G&A costs as compared to total Company G&A costs.

Income Taxes:

The income tax provision was $8.4 million and $3.3 million, or an effective tax rate of 30.7% and 37.8%, for the years ended September 30, 2007 and 2006, respectively. The reduction in the effective tax rate in fiscal year 2007 as compared to fiscal year 2006 was due primarily to a decrease in non-deductible expenses, partly offset by a reduction in Federal tax credits and lower reversal of the tax contingency accrual.

Our effective tax rate is based on income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. Significant judgment is required in determining the effective tax rate and in evaluating our tax positions. We established reserves when, despite our belief that the tax return positions are fully supportable, we believe that certain positions, if challenged, will likely be resolved unfavorably to us. These reserves are adjusted in light of changing facts and circumstances, such as the progress of a tax audit or current developments in tax law. Our annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome or the timing of resolution of any particular matter, we believe that our reserves reflect the probable outcome of known tax contingencies. Resolution of the tax contingencies would be recognized as an increase or decrease to our tax rate in the period of resolution. During the years ended September 30, 2007 and 2006, the Federal statute of limitations expired on returns for years ended September 30, 2003 and 2002. The Company is no longer subject to U.S. Federal examination for these years. As a result, the Company reduced its tax contingency accrual by $3.2 million and $1.0 million, respectively. In addition, for the year ended September 30, 2007, the Company increased its tax contingency accrual by $1.7 million. The net changes in the tax contingency accrual reduced the Company’s effective tax rate by 5.3% and 11.9% for the years ended September 30, 2007 and 2006, respectively. We have recorded a tax contingency accrual of $11.0 million and $12.5 million as of September 30, 2007 and 2006, respectively related primarily to research and development tax credits taken on our tax returns. The tax accruals are presented in the accompanying consolidated balance sheets within accounts payable and accrued expenses.

For the past several years, we have generated research and development tax credits related to certain qualifying costs. The qualifying costs relate primarily to our project costs which we believe involve technical uncertainty. These research and development costs were incurred in the course of providing services generally under long-term client projects. Because we have been unable to utilize the entire amount of research and development tax credits we have generated each year, the balance sheets reflect a deferred tax asset of approximately $203,000 and $5.7 million at September 30, 2007 and 2006, respectively, for the unused credit carry forwards. These research and development tax credit carry-forwards will expire beginning 2017 through 2022.

Liquidity and Capital Resources

During the fiscal years ended September 30, 2007 and 2006, our primary sources of liquidity were cash flows from operations, borrowings under our credit lines, proceeds from the sale-leaseback of property and proceeds from the sale of stock. In fiscal year 2007, we generated $21.4 million in net proceeds from the sale- leaseback of our Doral office building. The proceeds from the sale of stock, received in fiscal year 2006, relate to stock sold in fiscal year 2005. In fiscal year 2007 and 2006, we did not offer any common stock for sale to our employees until the final impact of the restatement of the Company’s 2005 and prior consolidated financial statements was determined and all SEC filing regulations had been met such as, the filing of quarterly and annual reports.

Our primary uses of cash have been to fund our working capital and capital expenditure needs, service our debt obligations, and the redemption of shares of our common stock during the year. Based on our past experience, we have been able to generate sufficient cash flows from operations and cash flows available under our credit facility to fund our operating and capital expenditure requirements, as well as to service our debt obligations, including our accrued client reimbursement liability and stock redemptions. We believe that we can generate sufficient cash flows from operations and cash flows available under our credit facility to fund our operating and capital expenditure requirements, as well as to service our debt obligations, including our accrued client reimbursement liability, for fiscal year 2008 and beyond. In the event we experience a significant adverse change in our business operations or higher than expected stock redemptions, we would likely need to secure additional sources of financing, and we may not be able to obtain additional sources of funding at reasonable rates and terms.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $4.9 million in fiscal year 2007 as compared to $10.9 million for fiscal year 2006. The decrease in net cash provided by operating activities in fiscal year 2007 from fiscal year 2006 was primarily due to an increase in unbilled fees resulting from the increase in engineering fees, principally from the EIP acquisition and increase in business activity and a reduction in the accrued reimbursement liability, which reflects payments made to clients in fiscal year 2007 for the overstatement of overhead rates. The decrease in net cash provided by operating activities was partly offset by a significant reduction in investigation and related costs and cash flows from projects resulting from the growth in engineering fees, as previously explained. Cash flows from projects benefited from a decrease in accounts receivable resulting from collections in excess of amounts billed during the periods.

Net cash provided by operating activities totaled $10.9 million for fiscal year 2006 as compared to $37.5 million for fiscal year 2005. The reduction in net cash provided by operating activities in fiscal year 2006 from fiscal year 2005 was primarily the result of a significant increase in investigation and related costs, net of gains on assets recovered in connection with the misappropriation loss, as more fully explained in Note 2 of our consolidated financial statements. Our cash flows from projects were negatively impacted by the temporary stoppage on bidding for new jobs with the TxDOT and lower chargeability resulting from the transition of acquisitions and time spent on business development during fiscal year 2006. Also impacting cash flows from income generated by projects were an increase in accounts receivable, offset by a decrease in unbilled fees. We also experienced a reduction in accounts payable and accrued expenses and accrued reimbursement liability. The reduction in accounts payable and accrued expenses reflects payments made to vendors and consultants, and the reduction in accrued reimbursement liability reflects payments made to clients in fiscal year 2006 for the overstatement of overhead rates. The decrease in net cash provided by operating activities was partly offset by the proceeds from the disposal of assets held for sale, offset by a reduction of liabilities related to assets held for sale and the change in the provision for deferred taxes in fiscal year 2006 over fiscal year 2005.

Approximately 80% of our revenues are billed on a monthly basis. The remaining amounts are billed when we reach certain stages of completion as specified in the contract. Payment terms for accounts receivable and unbilled fees, when billed, are net 30 days. Unbilled fees increased 25.1% to $78.5 million at September 30, 2007 from $62.8 million at September 30, 2006. The increase in unbilled fees during fiscal year 2007 is principally related to the increase in engineering fees, as previously explained.

Accounts receivable, net decreased 2.0% to $83.5 million at September 30, 2007 from $85.2 million at September 30, 2006. The decrease in accounts receivable is primarily related to the improvement in collecting billed amounts. The allowance for doubtful accounts remained at the same level during fiscal year 2007. The balance in the allowance for doubtful accounts was $1.8 million at September 30, 2007 and September 30, 2006.

During fiscal year 2007, we have incurred additional costs in connection with the investigations and with the restatement of our previously issued consolidated financial statements. The work related to the restatement was completed in fiscal year 2007. We do not expect to incur any additional expenses for legal fees or forensic accounting fees and related costs related to the misappropriation in fiscal year 2008. We expect to incur approximately $25,000 in other expenses relating to the maintenance of assets held for sale included in other non-current assets in the accompanying balance sheet as of September 30, 2007. Additionally, we expect to substantially settle all pending client reimbursement liabilities during fiscal year 2008.

Cash Flows from Investing Activities

During fiscal year 2007, net cash provided from investing activities was $10.3 million, which resulted primarily from the proceeds of $21.4 million, on the sale-leaseback of the Doral office building, partly offset by purchases of property and equipment of $10.3 million. Net cash used in investing activities was $16.5 million in fiscal years 2006. Investing activities principally consist of purchases of property and equipment, such as survey equipment, computer systems, software applications, furniture and equipment and leasehold improvements. There were no payments in fiscal year 2007 for acquisitions, adjustments or earn-out payments on previous acquisitions. In fiscal years 2006, we made payments of $5.9 million for acquisitions and earn-out payments on a previous acquisition.

In fiscal year 2006, we completed one acquisition. On April 30, 2006, we acquired 100% of the stock of EIP Associates for $6.0 million, net of cash acquired of $15,000, comprised of $5.5 million in cash, $334,000 accrued additional purchase price and $200,000 held in escrow.

In fiscal year 2005, we completed two acquisitions. On October 1, 2004 we acquired 100% of the stock of Croslin Associates, Inc for $456,000 in cash and 11,111 shares of our common stock valued at approximately $300,000. On February 1, 2005 we acquired 100% of the stock of Land and Water Consulting, Inc. for $323,000 in cash and 33,862 shares of our common stock valued at approximately $914,000.

During fiscal year 2008, we anticipate our capital expenditures to be $10.0 million, including $2.1 million relating to the implementation of our new Oracle enterprise resource planning system.

Cash Flows from Financing Activities

Net cash used in financing activities for fiscal year 2007 was $6.8 million, as compared to $16.9 million for fiscal year 2006. The decrease in net cash used in financing activities in fiscal year 2007 from fiscal year 2006 is primarily attributable to a decrease in the payments for the repurchase of common stock from employees of $17.2 million, partly offset by a decrease in proceeds from sale of common stock of $4.3 million and an increase in employee shareholders’ loans of $ 1.6 million related to funds loaned by us to employee shareholders in connection with their purchase of stock through the internal window.

Net cash used in financing activities for fiscal 2006 was $16.9 million, as compared to $4.5 million for fiscal year 2005. The increase in net cash used in financing activities in fiscal year 2006 from fiscal year 2005 is primarily attributable to an increase in the payments for the repurchase of common stock from employees of $6.6 million and a decrease in the proceeds from the sale of common stock to employees of $6.5 million. As explained below, we did not offer any common stock to employees in fiscal year 2006, but received payment in fiscal year 2006 related to the 2005 sale of common stock to employees. The increase in net cash used in financing activities was partly offset by an increase in net borrowings under our line of credit of $762,000.

Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not previously paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock in the foreseeable future. All earnings are retained for investment in our business.

Capital Resources

As of September 30, 2007, we had a $58 million line of credit agreement, inclusive of $10 million in letters of credit, with Bank of America, N.A. (the “Bank”). The expiration date on the line of credit was June 30, 2008. The letters of credit reduce the maximum amount available for borrowing. As of September 30, 2007 and 2006, we had letters of credit totaling $1.9 million and $4.3 million, respectively, including $1.8 million and $2.2 million, respectively, to guarantee insurance payments. In addition, in the second quarter of 2006, we issued a letter of credit which expired in November 2006 and was not renewed, for $ 2.0 million to cover risk of insolvency for the FDOT. No amounts have been drawn on any of these letters of credit. As a result of the issuance of these letters of credit, the maximum amount available for borrowing under the line of credit was $56.1 million and $52.6 million as of September 30, 2007 and 2006, respectively.

In November 2007, we negotiated an extension of the line of credit with the Bank with a new expiration date of October 2011. As part of the extension agreement, substantially all the terms and conditions remained the same, except that the line of credit was increased to $60 million and the minimum levels of net worth requirement was eliminated from the agreement.

As of September 30, 2007, there was no amount outstanding under our line of credit since the balance was paid back from the net cash flows generated from the sale-leaseback of the Doral office building. As of September 30, 2006, we had $1.1 million outstanding under the line of credit. The maximum amount borrowed under our line of credit was $36.0 million and $11.3 million during fiscal year 2007 and 2006, respectively. Although our most significant source of cash has historically been generated from operations, in the event that cash flows from operations are insufficient to cover our working capital needs, we access our revolving line of credit facility.

The interest rate (5.85% and 5.82% at September 30, 2007 and 2006, respectively) ranges from LIBOR plus 50 basis points or Prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to Prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio of earnings before interest, taxes, depreciation, and amortization to funded debt. We were in compliance with all financial covenants under the line of credit as of September 30, 2007. The line of credit is collateralized by substantially all of our assets.

On March 19, 2001, we entered into a mortgage note with an original principal amount of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is one month LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 6.19% and 5.98% for the fiscal years ended September 30, 2007 and 2006, respectively. We were in compliance with all financial covenants and ratios as of September 30, 2007. The mortgage note is collateralized by our office building located in Orlando, Florida.

In October 2007, we negotiated a modification to the mortgage note thereby eliminating the minimum levels of net worth requirement from the mortgage note.

Our capital expenditures are generally for purchases of property and equipment. We spent $10.3 million, $11.4 million, and $10.3 million on such expenditures in fiscal years 2007, 2006, and 2005, respectively. Our capital expenditures primarily consist of computer systems, software applications, furniture and equipment and leasehold improvement purchases.

We carry insurance to cover fiduciary and crime liability. The policy is renewed on an annual basis and was in effect for the periods in which the Participants misappropriated funds. We filed a claim under the annual policy for the period ending in April 2005 (the “2005 Policy”), to recover some of the misappropriation losses which resulted from the embezzlement. In January 2007, we received $2.0 million, the stated limit under the 2005 Policy. The insurance proceeds were recognized in insurance proceeds and gain on recoveries, net of misappropriation loss in the accompanying consolidated statement of operations for the year ended September 30, 2007. In August 2007, we filed suit seeking a declaration that the insurance carrier is obligated to us for losses suffered as a result of the embezzlement for policy years 1991 through 2004. The amount of recovery sought for those policy years is $17 million. At the present time, we are unable to predict the likely outcome of this legal action and accordingly have not recorded any insurance receivable.

A stock offering window usually takes place on an annual basis during the second fiscal quarter. The stock window allows existing shareholders to offer shares of common stock for sale to us. Under the corporate by-laws, we have the first right of refusal to purchase these shares. If we decline to purchase the offered shares, they are offered to the Employee Profit Sharing and Stock Ownership Plan and Trust (ESOP) and then to all shareholders who are employees.

We suspended the stock offering window for March 2006 until the final impact of the restatement of our consolidated financial statements was determined and all SEC filing regulations are met such as, the filing of quarterly and annual reports.

In fiscal year 2007, we cancelled the stock window for March 2007 because we were not current in filing our quarterly reports for fiscal 2007 with the SEC. Instead we authorized an internal market window (“internal window”) for employee shareholders to purchase and sell shares our shares. We facilitated this internal window by matching employee shareholders who wished to purchase and sell our shares at the September 30, 2006 valuation price of $24.34. We had the option, but not the obligation, to purchase any unmatched sell shares that employee shareholders wished to sell and which did not have a matching employee shareholder purchaser. The internal window started on July 2, 2007 and ended on July 27, 2007. Eligible buyers were our employees and directors and ESOP. At the end of the internal window, there were unmatched sell shares. We did not exercise our right to purchase the unmatched sell shares. The unmatched sell shares were next offered to the ESOP, which agreed to purchase all of the unmatched sell shares.

As a result of the internal window, the Company loaned funds on behalf of purchasing employee shareholders, for those shares that were matched, to those employee shareholders who wished to sell their shares for the full amount due. Employee shareholders that wished to purchase matched shares were required to execute promissory notes (“notes”) and pledge share agreements as collateral for the notes. The notes are interest free and are due on December 28, 2007. At September 30, 2007, the outstanding balance of the notes was $1.9 million. Since September 30, 2007, the Company has collected approximately $300,000 of the outstanding balance, which is included in other current assets in the accompanying consolidated balance sheet at September 30, 2007. The remaining balance of $1.6 million is included as a reduction of stockholders’ equity in the accompanying consolidated balance sheet and statement of stockholders’ equity as of and for the year ended September 30, 2007, respectively.

We expect to open our fiscal year 2008 stock window in the second fiscal quarter.

We believe that our existing financial resources, together with our cash flow from operations and availability under our line of credit, will provide sufficient capital to fund our operations for fiscal year 2008 and beyond.

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

Related Party transactions

We formerly leased office space in a building which houses our Marietta, Georgia operations from BCE Properties, which is owned and controlled by James Belk. Mr. Belk is a former owner of Welker and a Vice-President and Project Director of ours. The lease was assumed in connection with our acquisition of Welker in March 2003. The rental cost of the space is $17,600 per month. On May 31, 2006, the lease expired and was not renewed. In June 2006, we moved our Marietta, Georgia operations to a new location.

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

In fiscal year 2007 and 2006, we purchased $2,318 and $21,652 of products and services from PSMJ Resources, Inc. Frank A. Stasiowski, PSMJ Resources Inc.’s President and Chief Executive Officer is a member of our Board of Directors.

In fiscal year 2007 and 2006, Mr. Phillip Searcy received payments from the Company totaling $124,266 and $120,907 in accordance with his Supplemental Income Plan which originated when Mr. Searcy was employed with the Company. Mr. Searcy ceased full-time employment with the Company in 1996 and joined our Board of Directors in July 2005.

Pursuant to the Company’s by-laws, the Company is permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006 the Company repurchased 46,000 shares and 3,400 shares, respectively, of the Company’s stock from Richard Wickett, our former Chairman of the Board from 2002 to February 2005 and former Chief Financial Officer from 1993 to 2004, and Kathryn Wilson in the original principal amounts of $1.2 million and $92,000, respectively. The shares were repurchased for $27.00 per share which represents the September 30, 2004 share price, pending completion of the valuation of the Company’s stock as of September 30, 2005. At September 30, 2007, the Company had an accrual of $49,400 for the difference between the purchase price and the September 30, 2005 share value of $28.00. At September 30, 2007, the notes bear interest at the rate of 8.25% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

On February 13, 2007, we repurchased an additional 46,607 shares of our stock from Richard Wickett in the original principal amount of $1.0 million. The additional shares were purchased for $22.40 per share which represents 80% of the September 30, 2005 share price, pending completion of the valuation of our stock as of September 30, 2006. At September 30, 2007, we had an accrual for the difference between the purchase price and the September 30, 2006 share value. At September 30, 2007, the notes bear interest at the rate of 8.25% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

Both notes are subject to our right of set off, which permit us to set off all claims we may have against the payee against amounts due and owing under the notes. The balances of the notes and the accruals for the stock price differentials were $2.5 million and $1.4 million at September 30, 2007 and 2006, respectively, and were included in other liabilities in the accompanying consolidated balance sheet.

During the third quarter of fiscal 2007, as permitted under certain conditions pursuant to the terms of the agreement, we discontinued payments, and the provision of other benefits, to Richard Wickett under his Supplemental Retirement Agreement. The agreement was determined to be forfeited by Richard Wickett due in part to his pleading guilty to a felony. As a result of the forfeiture, our projected benefit obligation, as defined under SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” was reduced by $1.2 million ($809,000 after taxes) at September 30, 2007. The reduction in the liability was recognized in other comprehensive income and will be recognized as a component of net periodic pension cost based on the amortization provisions of SFAS 87. Additional information concerning Retirement Plans is set forth in Item 8, Note 8 of “Notes to Consolidated Financial Statements” which are included herein.

In November 2007, we reached a tentative agreement with a former senior executive to reduce the term of his Supplemental Retirement Agreement to five years. As a result of this tentative agreement, the projected benefit obligation was reduced, as defined under SFAS No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” by approximately $415,000 ($280,000 after tax) at September 30, 2007. The reduction in the liability was recognized in other comprehensive income and will be recognized as a component of net periodic pension cost based on the amortization provisions of SFAS 87. Additional information concerning Retirement Plans is set forth in Item 8, Note 8 of “Notes to Consolidated Financial Statements” which are included herein.

In July 2007, pursuant to our by-laws, we did not exercise our right of first refusal to redeem the shares offered for redemption by our former National Service Director and Senior Vice President. In accordance with our by-laws, the shares were next offered to our ESOP plan; the ESOP plan has agreed to redeem the shares over the course of five years. The first annual installment of 54,567 shares was redeemed on July 8, 2007 at the established valuation price of $24.34 for a total of $1.3 million. Subsequent annual installments of 10,940, 33,261, 33,261 and 33,261 shares will be redeemed in the second quarter of each fiscal year beginning with fiscal year 2008 by our ESOP plan at a price per share established by future valuations of our shares.

Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Company’s financial statements for the fiscal year ending September 30, 2009, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on our consolidated financial statements.

In September 2006, FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We were required to adopt the recognition and related disclosure provisions of SFAS 158 beginning with our fourth quarter of the fiscal year ended

September 30, 2007. As a result, we recorded a pre-tax charge to accumulated other comprehensive income totaling $392,000 ($233,000 after tax). For additional information, see Note 8, “Retirement Plans.” We are also required to adopt the measurement provisions of SFAS 158 for the fiscal year ending September 30, 2009. This provision requires companies to measure plan assets and benefit obligations as of the date of the company’s fiscal year-end. No change in measurement dates was necessary since we already meet this requirement.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS 157 were to be effective for the Company for the fiscal year ending September 30, 2009. In November 2007, the FASB reaffirmed the originally scheduled implementation date in accounting for financial assets and liabilities of financial institutions and provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. As a result, SFAS 157 is expected to be effective for the Company on October 1, 2010. The Company does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 will be effective for us in fiscal year ending September 30, 2008. We do not believe the adoption of SAB 108 will have a material impact on our consolidated financial statements.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109” (“FIN 48”). This interpretation establishes guidelines and thresholds that must be met for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In November 2007, the FASB decided to defer the effective date of FIN 48, for nonpublic entities until years beginning after December 15, 2007 and accordingly FIN 48 is expected to be effective for the Company on October 1, 2008. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period beginning after December 15, 2005, with early adoption encouraged. We have adopted SFAS 123(R) in our first quarter of fiscal year 2007, beginning October 1, 2006. The adoption of SFAS 123(R) resulted in the reclassification of the balance of unvested restricted stock as of September 30, 2006, in the amount of $3.1 million, as a credit to unearned compensation in stockholders’ equity and a corresponding reduction to retained earnings for the same amount in the accompanying consolidated balance sheet as of September 30, 2007.

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

Cost-plus Contracts. We recognize engineering fees from cost-plus contracts at the time services are performed. The amount of revenue recognized is based on our actual labor costs incurred, plus non-labor costs and the portion of the fixed negotiated fee earned to date. Included in non-labor costs are pass-through costs for client-reimbursable materials, equipment and subcontractor costs where we are responsible for engineering specifications, procurement, and management of such cost components on behalf of our clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up and are included in our engineering fees. Indirect expenses are recorded as incurred and are allocated to contracts.

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

The Company’s federal government contracts are subject to the Federal Acquisition Regulations (“FAR”). These regulations are partially incorporated into many local and state agency contracts. The FAR limits the recovery of certain specified indirect costs on contracts subject to such regulations. In accordance with industry practice, most of our federal government contracts are subject to termination at the discretion of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the termination date.

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

Accrued Reimbursement Liability

The accrued reimbursement liability is an estimate related to the total impact of the overstated overhead rates billed under certain government contracts, primarily as a result of an error with respect to general and administrative expenses and the misappropriations previously described. This liability represents estimates of our future payment obligations associated with reimbursing clients for such overstated overhead rates. The estimate was developed through a detailed analysis, reimbursement settlements and discussions with various government client representatives and is dependent on assumptions made by management, which include the impact of the misappropriations and other items on the overhead rates, the government clients subject to reimbursement, the percentage of contracts with these identified government clients subject to reimbursement, the extent to which overhead rates used to bill these identified government contracts varied from the overhead rates, the profit earned on these identified government contracts and the assumed interest rate on the reimbursement amounts. A significant change in one or more of these assumptions could potentially have a material effect on the financial statements. Although false claims actions by certain state government agencies are possible under various State False Claims Acts (“State FCA”), we currently believe these actions are unlikely and have not accrued a liability for these actions. The State FCA allow for state and certain local government entities to recover damages from the presentation of certain false or fraudulent claims by entities in which they contract with. If false claims actions are initiated in the future by one or more of these state governmental agencies, such actions could have a material effect on our financial statements.

We have entered into reimbursement settlement agreements with the Florida Department of Transportation and the Texas Department of Transportation, our two largest clients, for $12.9 million and $5.4 million, respectively for all contract amounts through September 30, 2006. Such amounts were paid in fiscal year 2006 and 2007. In addition, we have reached a reimbursement settlement agreement with the Department of Justice on behalf of all of our federal clients for $6.5 million for all contract amounts through September 30, 2006.

We are in discussions with several of our other government clients, which are in various stages of settlement. As of September 30, 2007, we had settled $29.1 million of the liability with clients, which represent approximately 77.1% of the estimated total refund amount. Additionally, based on settlements to date and new information, the Company has changed its estimate of the accrued reimbursement liability and has recorded a reduction in the liability with a corresponding increase in engineering fees in the amount of $4.5 million during fiscal year 2007.

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

For the past several years, we have generated research and development tax credits related to certain qualifying costs. The qualifying costs relate primarily to our project costs which management believes involved technical uncertainty. These research and development costs were incurred by us in the course of providing services generally under long-term client projects. Because we have been unable to utilize the entire amount of research and development tax credits we have generated each year, the balance sheets reflect a deferred tax asset of approximately $203,000 and $5.7 million at September 30, 2007 and 2006, respectively, for the unused research and development tax credit carry forwards. The credits will expire beginning 2017 through 2022.

Our effective tax rate is based on income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. Significant judgment is required in determining the effective tax rate and in evaluating our tax positions. We established reserves when, despite our belief that the tax return positions are fully supportable, we believe that certain positions, if challenged, will likely be resolved unfavorably to us. These reserves are adjusted in light of changing facts and circumstances, such as the progress of a tax audit or current developments in tax law. Our annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome or the timing of resolution of any particular matter, we believe that its reserves reflect the probable outcome of known tax contingencies. Resolution of the tax contingencies would be recognized as an increase or decrease to our tax rate in the period of resolution. During the years ended September 30, 2007 and 2006, the Federal statute of limitations expired on returns for years ended September 30, 2003 and 2002. We are no longer subject to U.S. Federal examination for these years. As a result, we reduced our tax contingency accrual by $3.2 million and $1.0 million, respectively. In addition, for the year ended September 30, 2007, the Company increased its tax contingency accrual by $1.7 million. The net changes in the tax contingency accrual reduced the Company’s effective tax rate by 5.3% and 11.9% for the years ended September 30, 2007 and 2006, respectively. We have recorded a tax contingency accrual of $11.0 million and $12.5 million as of September 30, 2007 and 2006, respectively, related to research and development tax credits taken on our tax return. The tax contingency accruals are presented in the consolidated balance sheets within accounts payable and accrued expenses.

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

Contractual Obligations

A summary of our contractual obligations as of September 30, 2007 is as follows:

	Payments due by period
(Dollars in thousands)	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Contractual Obligations
Long-term debt obligations (1)	$6,909	$512	$1,024	$5,373	$—
Operating lease obligations	91,286	22,638	35,768	21,223	11,657
Capital lease obligations	946	501	437	8	—
Purchase obligations	3,015	1,485	1,530	—	—
Expected retirement benefit payments	14,332	968	2,111	2,611	8,642
Accrued client reimbursement payments	8,385	8,385	—	—	—

Total	$124,873	$34,489	$40,870	$29,215	$20,299

(1)	Excludes interest which is based on a variable rate.

We are obligated under various non-cancelable leases for office facilities, furniture and equipment. Certain leases contain renewal options, escalation clauses and certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties.

In fiscal year 2007, we entered into a three year Microsoft Enterprise Agreement with Microsoft Licensing, GP covering all of our Microsoft based application licenses. At September 30, 2007, we had outstanding under this agreement the remaining payments of $2.5 million, all of which are included in contractual purchase obligations above.

In February 2006, we entered into a one year Oracle License and Services Agreement with Oracle relating to the implementation of our new Oracle enterprise resource planning system. At September 30, 2007, we have outstanding under this agreement a purchase commitment of approximately $470,000, all of which is included in contractual purchase obligations above.

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

The interest rate on the mortgage note was 6.19% and 5.98% at September 30, 2007 and 2006, respectively. Our adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%. We estimate that a one-percentage increase in our adjustable mortgage rate for debt outstanding of $6.9 million as of September 30, 2007 would have resulted in additional annualized interest costs of approximately $70,000. This computation did not take into consideration the scheduled monthly payments due under the mortgage note.

The interest rate (5.85% and 5.82% at September 30, 2007 and 2006, respectively) on our revolving line of credit ranges from LIBOR plus 50 basis points or prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points or prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. We mitigate interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit.

As of September 30, 2007, the fair value of our debt approximates the outstanding principal balance due to the variable rate nature of such instruments.

The interest rates under our revolving line of credit and mortgage note are variable and accordingly we have exposure to market risk. To the extent that we have borrowings outstanding, there is market risk relating to the amount of such borrowings. At September 30, 2007 and November 30, 2007 we had no outstanding borrowings under our line of credit.

The sensitivity analysis, described above, contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our results will likely vary.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The PBSJ Corporation:

We have audited the accompanying consolidated balance sheets of The PBSJ Corporation and subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of operations, of stockholders’ equity and comprehensive income, and of cash flows for each of the three years in the period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The PBSJ Corporation and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

December 17, 2007

THE PBSJ CORPORATION

Consolidated Balance Sheets

	September 30,
(Amounts in thousands, except shares and per share amounts)	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$8,481	$10
Accounts receivable, net	83,485	85,210
Unbilled fees	78,511	62,770
Assets held for sale	—	4,235
Other current assets	3,183	3,609

Total current assets	173,660	155,834

Property and equipment, net	34,932	40,238
Cash surrender value of life insurance	10,687	10,055
Deferred income taxes	11,558	10,022
Goodwill	21,692	21,692
Intangible assets, net	886	1,678
Other assets	4,954	5,430

Total assets	$258,369	$244,949

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$85,135	$88,352
Liabilities related to assets held for sale	—	2,099
Accrued reimbursement liability	8,385	28,183
Current portion of long-term debt	512	1,644
Current portion of capital leases	347	274
Accrued vacation	12,518	12,173
Billings in excess of costs	3,943	4,654
Deferred income taxes	27,909	19,740

Total current liabilities	138,749	157,119
Long-term debt, less current portion	6,397	6,909
Capital leases, less current portion	358	776
Deferred compensation	13,364	12,780
Other liabilities	21,405	8,454

Total liabilities	180,273	186,038

Stockholders’ Equity:
Common stock, par value $0.00067, 15,000,000 shares authorized, 6,862,009 and 6,849,214 shares issued and outstanding at September 30, 2007 and 2006, respectively	5	5
Retained earnings	81,040	64,052
Accumulated other comprehensive loss	(1,246)	(1,914)
Employee shareholders’ loans, unearned compensation and other	(1,703)	(3,232)

Total stockholders’ equity	78,096	58,911

Total liabilities and stockholders’ equity	$258,369	$244,949

The accompanying notes are an integral part of these consolidated financial statements

THE PBSJ CORPORATION

Consolidated Statements of Operations

	Years Ended September 30,
(Amounts in thousands, except per share amounts)	2007	2006	2005
Earned revenues:
Engineering fees	$581,465	$537,242	$511,937
Direct reimbursable expenses	123,540	105,635	121,986

Net earned revenues	457,925	431,607	389,951

Costs and expenses:
Direct salaries and direct costs	164,764	158,381	146,299
General and administrative expenses, including indirect salaries	262,383	250,145	210,551
Insurance proceeds and gain on recoveries, net of misappropriation loss	(1,989)	(1,613)	(10,725)
Investigation and related costs	3,802	14,239	5,446

Total costs and expenses	428,960	421,152	351,571

Operating income	28,965	10,455	38,380

Other income (expense):
Interest expense	(1,520)	(2,066)	(1,824)
Other, net	98	302	260

Total other expense:	(1,422)	(1,764)	(1,564)

Income before income taxes	27,543	8,691	36,816
Provision for income taxes	8,445	3,286	15,741

Net income	$19,098	$5,405	$21,075

Net income per share:
Basic	$3.05	$0.81	$2.92

Diluted	$2.99	$0.76	$2.74

Weighted average shares outstanding:
Basic	6,258	6,651	7,208

Diluted	6,390	7,118	7,685

The accompanying notes are an integral part of these consolidated financial statements

THE PBSJ CORPORATION

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the years ended September 30, 2007, 2006 and 2005

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Shareholders’ Loans, Unearned Compensation and Other	Total Stockholders’ Equity
(Amounts in thousands, except share data)	Shares	Amount
Balance at September 30, 2004	7,913,680	$5	$—	$67,066	$(2,053)	$(2,315)	$62,703

Comprehensive income:
Net income	—	—	—	21,075	—	—	21,075
Unrealized gain on marketable securities, net of tax of $39	—	—	—	—	38	—	38
Unrealized loss on derivative, net of tax of $146	—	—	—	—	226	—	226
Minimum pension liability adjustment, net of tax benefit of $696	—	—	—	—	(168)	—	(168)

Total comprehensive income							21,171
Sale of stock	413,641	—	11,168	—	—	—	11,168
Stock issued in acquisitions	45,995	—	1,214	—	—	—	1,214
Shares purchased and retired	(538,565)	—	(13,543)	(998)	—	—	(14,541)
Shares recovered from investigation	(174,261)	—	(554)	(4,152)	—	—	(4,706)
Issuance of restricted stock, net of cancellations	60,037	—	1,715	—	—	(1,715)	—
Amortization of deferred compensation	—	—	—	—	—	806	806
Other	—	—	—	—	—	17	17

Balance at September 30, 2005	7,720,527	5	—	82,991	(1,957)	(3,207)	77,832

Comprehensive income:
Net income	—	—	—	5,405	—	—	5,405
Unrealized gain on marketable securities, net of tax of $9	—	—	—	—	14	—	14
Realized gain on marketable securities, net of tax of $29	—	—	—	—	(242)	—	(242)
Unrealized loss on derivative, net of tax of $22	—	—	—	—	35	—	35
Minimum pension liability adjustment, net of tax of $158	—	—	—	—	236	—	236

Total comprehensive income							5,448
Shares recovered from investigation	(19,180)	—	(11)	(526)	—	—	(537)
Shares purchased and retired	(876,803)	—	(804)	(23,818)	—	—	(24,622)
Issuance of restricted stock, net of cancellations	24,670	—	815	—	—	(815)	—
Amortization of deferred compensation	—	—	—	—	—	790	790

Balance at September 30, 2006	6,849,214	5	—	64,052	(1,914)	(3,232)	58,911

Comprehensive income:
Net income	—	—	—	19,098	—	—	19,098
Minimum pension liability adjustment, net of tax of $533	—	—	—	—	901	—	901

Total comprehensive income							19,999
Implementation of SFAS No.123(R)		—	(3,110)			3,110	—
Issuance of stock for 401(k) match	185,390	—	4,512	—	—	—	4,512
Shares purchased and retired	(206,765)	—	(3,148)	(2,110)	—	—	(5,258)
Employee shareholders’ loans	—	—	—	—	—	(1,596)	(1,596)
Issuance of restricted stock, net of cancellations	34,170	—	895	—	—	15	910
Tax benefit on vesting of restricted stock			851		—		851
Implementation of SFAS No.158, net of tax of $159	—	—	—	—	(233)	—	(233)

Balance at September 30, 2007	6,862,009	$5	$—	$81,040	$(1,246)	$(1,703)	$78,096

The accompanying notes are an integral part of these consolidated financial statements

THE PBSJ CORPORATION

Consolidated Statements of Cash Flows

	Years Ended September 30,
(Dollars in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$19,098	$5,405	$21,075
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in cash surrender value of life insurance	—	88	(835)
Depreciation and amortization	11,261	11,013	9,980
Loss (gain) on sale of property and equipment	9	(517)	(426)
Gain on sale-leaseback of office building	(2,845)	—	—
Gain from shares recovered	—	(537)	(4,706)
Gain from sale of marketable securities	—	(271)	—
(Decrease) increase in provision for bad debt and unbillable amounts	(15)	617	486
Provision (benefit) for deferred income taxes	7,110	5,302	(2,912)
Provision for and amortization of deferred compensation and other	2,536	1,971	1,834
Excess tax benefit on vesting of restricted stock	(851)	—	—
Reversal of accrued reimbursement liability	(4,527)	—	—
Change in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	1,937	(14,614)	(6,691)
(Increase) decrease in unbilled fees and billings in excess of cost	(16,452)	8,424	(2,227)
Decrease (increase) in assets held for sale	3,915	8,612	(6,526)
Increase in other current assets	277	(1,003)	(423)
Decrease (increase) in other assets	797	(3,984)	(211)
Increase (decrease) in accounts payable and accrued expenses	(135)	(1,172)	17,274
Decrease in liabilities of assets held for sale	(2,099)	(4,627)	—
(Decrease) increase in accrued reimbursement liability	(15,271)	(6,589)	10,653
Increase in accrued vacation	345	2,010	1,499
(Decrease) increase in other liabilities	(165)	784	(371)

Net cash provided by operating activities	4,925	10,912	37,473

Cash flows from investing activities:
Investment in life insurance policies	(632)	(541)	(539)
Acquisitions and purchase price adjustments, net of cash acquired	(200)	(5,876)	(1,984)
Dividends reinvested in marketable securities	—	(21)	(15)
Proceeds from the sale of property and equipment	90	656	510
Proceeds from the sale of marketable securities	—	680	—
Proceeds from the sale-leaseback of office building	21,350	—	—
Purchases of property and equipment	(10,294)	(11,416)	(10,269)

Net cash provided by (used in) investing activities	10,314	(16,518)	(12,297)

Cash flows from financing activities:
Borrowings under line of credit	228,940	100,662	75,352
Payments under line of credit	(230,072)	(99,900)	(75,352)
Principal payments under notes and mortgage payable	(512)	(412)	(506)
Principal payments under capital lease obligations	(379)	(412)	(304)
Excess tax benefit on vesting of restricted stock	851	—	—
Proceeds from sale of common stock	—	4,276	10,821
Employee shareholders’ loan	(1,596)	—	—
Payments for repurchase of common stock	(4,000)	(21,154)	(14,541)

Net cash used in financing activities	(6,768)	(16,940)	(4,530)

Net increase (decrease) in cash and cash equivalents	8,471	(22,546)	20,646
Cash and cash equivalents at beginning of period	10	22,556	1,910

Cash and cash equivalents at end of period	$8,481	$10	$22,556

The accompanying notes are an integral part of these consolidated financial statements.

THE PBSJ CORPORATION

Notes to the Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Organization and Principles of Consolidation

The consolidated financial statements include the accounts of The PBSJ Corporation and its subsidiaries, Post, Buckley, Schuh & Jernigan, Inc., a Florida corporation (“PBS&J”), PBS&J Construction Services, Inc., PBS&J Constructors, Inc., Post, Buckley International, Inc., Post Buckley de Mexico, S.A. de C.V., PBS&J Caribe Engineering, C.S.P., Seminole Development Corporation and Seminole Development II, Inc. (collectively, the “Company”). All material inter-company transactions and accounts have been eliminated in the accompanying consolidated financial statements. In these notes to our consolidated financial statements, the words “Company”, “we”, “our” and “us” refer to The PBSJ Corporation and its subsidiaries.

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

Reclassifications

We have reclassified certain segment information items in prior-period financial statements to conform to the fiscal year 2007 reorganization of the Company’s reportable segments. For additional information, see Note 14, “Segment Reporting.” These reclassifications had no effect on the Company’s consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity and comprehensive income and consolidated statements of cash flows for the prior periods presented.

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

Capital Structure

The by-laws of the Company require that common stock held by employee shareholders who terminate employment with the Company be offered for sale at fair market value to the Company, which has right of first refusal. Should the Company decline to purchase the shares, the shares must next be offered to the Company’s profit sharing and employee stock ownership plans at fair market value, and then ultimately to shareholders who are employees of the Company. The by-laws of the Company provide that the fair market value be determined by an appraisal. Other than agreements with certain retired Directors, as of September 30, 2007 and 2006, there is no outstanding common stock held by individuals no longer employed by the Company.

During fiscal year 2006, the Company repurchased stock held by employee shareholders who terminated employment with the Company at a price ranging from $24.00 to $27.00, pending completion of the September 30, 2005 valuation. In January 2007, the September 30, 2005 valuation was finalized and established the price per share at $28.00. As a result of the September 30, 2005 valuation, accruals totaling $2.1 million were recorded as of September 30, 2006, included in accounts payable and accrued expenses, in the accompanying consolidated balance sheets to account for the stock price differentials.

During fiscal year 2007, the Company repurchased stock held by employee shareholders who terminated employment with the Company at a per share price ranging from $22.40 to $28.00 pending completion of the September 30, 2006 valuation. In May 2007, the September 30, 2006 valuation was finalized and established the price per share at $24.34. At September 30, 2007, the Company adjusted its accrual for the stock price differentials to account for the September 30, 2006 valuation by decreasing the adjusted accrual balance to approximately $579,000 at September 30, 2007, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

On November 3, 2007, at a special shareholders meeting, the shareholders of the Company approved certain amendments to our Articles of Incorporation. The shareholders approved to reclassify the total existing authorized shares of common stock as Class A Common Stock, to create a new class of non-voting common stock with 5,000,000 authorized shares entitled Class B Common Stock and to authorize the issuance of up 10,000,000 shares of Preferred Stock, with designations, preferences, right and limitations as adopted by the Board of Directors.

Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not previously paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock in the foreseeable future. All earnings are retained for investment in our business.

Stock Based Compensation

Restricted stock awards are recorded at fair value on the date of issuance using the modified prospective method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The restricted stock awards are amortized over the vesting period and are included as compensation expense in general and administrative expenses in the accompanying consolidated statements of operations.

Other Employee Stock Sales and Purchases

The stock offering window usually takes place on an annual basis during the second fiscal quarter. The stock window also allows existing shareholders to offer shares of common stock for sale to the Company. Under the corporate by-laws, the Company has the first right of refusal to purchase these shares. If the Company declines to purchase the offered shares, they are offered to the Employee Profit Sharing and Stock Ownership Plan and Trust (ESOP) and then to all shareholders who are employees.

The Company suspended the stock offering window for March 2006 until the final impact of the restatement of the Company’s 2005 and prior consolidated financial statements was determined and all SEC filing regulations were met such as, the filing of quarterly and annual reports.

In fiscal year 2007, the Company cancelled the stock window for March 2007 because the Company was not current in filing its quarterly reports for fiscal 2007 with the SEC. Instead the Company authorized an internal market window (“internal window”) for employee shareholders to purchase and sell shares of the Company. The Company facilitated this internal window by matching employee shareholders who wished to purchase and sell shares at the September 30, 2006 valuation price of $24.34. The Company had the option, but not the obligation, to purchase any unmatched sell shares that employee shareholders wished to sell and which did not have a matching employee shareholder purchaser. The internal window started on July 2, 2007 and ended on July 27, 2007. Eligible buyers were employees and directors of the Company and the Company’s ESOP. At the end of the internal window, there were unmatched sell shares. The Company did not exercise its right to purchase the unmatched sell shares. The unmatched sell shares were next offered to the Company’s ESOP, which agreed to purchase all of the unmatched sell shares.

As a result of the internal window, the Company loaned funds for those shares that were matched, to those employee shareholders who wished to sell their shares for the full amount due. Employee shareholders that wished to purchase matched shares were required to execute promissory notes (“notes”) and pledge share agreements as collateral for the notes. The notes are interest free and are due on December 28, 2007. At September 30, 2007, the outstanding balance of the notes was $1.9 million. Since September 30, 2007, the Company has collected approximately $300,000 of the outstanding balance, which is included in other current assets in the accompanying consolidated balance sheet at September 30, 2007. The remaining balance of $1.6 million is included as a reduction of stockholders’ equity in the accompanying consolidated balance sheet and statement of stockholders’ equity as of and for the year ended September 30, 2007, respectively.

The Company expects to open its fiscal year 2008 stock window in the second fiscal quarter.

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

Basic and Diluted Earnings per Share

Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share reflects the potential dilution that could occur assuming the inclusion of dilutive potential common shares and has been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares include all outstanding restricted stock awards using the treasury stock method.

A reconciliation of the number of shares used in computing basic and diluted earnings per share follows:

	Years Ended September 30,
(Shares in thousands)	2007	2006	2005
Weighted average shares outstanding—Basic	6,258	6,651	7,208
Effect of dilutive unvested restricted stock	132	467	477

Weighted average shares outstanding—Diluted	6,390	7,118	7,685

Accounts Receivable

Accounts receivable is presented net of allowance for doubtful accounts of $1.8 million at both September 30, 2007 and 2006. The Company estimates the allowance for doubtful accounts based on management’s evaluation of the contracts involved and the financial condition of its clients. The Company regularly evaluates the adequacy of the allowance for doubtful accounts by taking into consideration such factors as the type of client—governmental agencies or private sector, trends in actual and forecasted credit quality of the client, including delinquency and payment history, general economic and particular industry conditions that may affect a client’s ability to pay, and contract performance and the change order and claim analysis. Retainer amounts were not significant as of September 30, 2007 and 2006.

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

Fair Value of Financial Instruments

The fair value of the Company’s cash equivalents, accounts receivables, unbilled fees and trade accounts payable approximates book value due to the short-term maturities of these instruments. The carrying amounts of the Company’s cash surrender value of life insurance plans are based on quoted market values or cash surrender value at the reporting date. The fair value of the Company’s debt approximates the carrying value, as such instruments are based on variable rates of interest.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. The Company accounts for its goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires the Company to test for goodwill impairment annually (or more frequently under certain conditions). The Company performed its annual impairment test as of September 30, 2007, 2006 and 2005 and determined that goodwill was not impaired.

We amortize the cost of other intangible assets over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. If assets are determined to be impaired, they are written down to their estimated fair value. No impairment was recorded during the years ended September 30, 2007, 2006, or 2005.

Property and Equipment

Property and equipment are stated at cost less accumulated amortization and depreciation. Certain equipment held under capital leases are classified as furniture and equipment and the related obligations are recorded as capital lease obligations. Major renewals and improvements are capitalized, while repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Capital leases are amortized under the straight-line method over the lesser of the estimated useful life of the asset or the duration of the lease agreement. Leasehold improvements are amortized over the shorter of the term of the leases or their estimated useful lives. Depreciation and amortization expenses are included in general and administrative expenses (“G&A”) in the accompanying consolidated statements of operations.

Cost and accumulated depreciation of property and equipment retired or sold are eliminated from the accounts at the time of retirement or sale and the resulting gain or loss is included in G&A in the accompanying consolidated statements of operations.

Long-Lived Assets

In accordance with SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. If assets are determined to be impaired, they are written down to estimated fair value. No impairment was recorded during the years ended September 30, 2007, 2006, or 2005.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, accounts receivable and unbilled fees. The Company deposits its cash with high credit quality financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Work performed for governmental entities accounted for approximately 75%, 75%, and 77%, of engineering fees for the years ended September 30, 2007, 2006, and 2005, respectively. Accounts receivable and unbilled fees from governmental entities were $58.3 million and $46.1 million, respectively at September 30, 2007, and $57.5 million and $34.9 million, respectively, at September 30, 2006. For the years ended September 30, 2007, 2006, and 2005, engineering fees of $90.5 million, $93.1 million, and $101.3 million, respectively, were derived from various districts of the Florida Department of Transportation (“FDOT”) under numerous contracts. These revenues are primarily in the Transportation segment. While the loss of any individual contract would not have a material adverse effect on the Company’s results of operations and would not adversely impact the Company’s ability to continue work under other contracts with the FDOT, the loss of all, or a significant number of the FDOT contracts could have a material adverse effect on the Company’s results of operations.

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

Estimated Liability for Self-Insurance

The Company is self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. The Company also maintains a stop loss insurance policy with a third party insurer to limit the Company’s exposure to individual and aggregate claims made. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates of incurred but not reported claims, net of payments made. At September 30, 2007 and 2006, we had total self-insurance accruals reflected in accounts payable and accrued expenses in our consolidated balance sheets of $6.9 million and $8.9 million, respectively. These estimates are subject to variability due to changes in trends of losses for outstanding claims and incurred but not recorded claims, including external factors such as future inflation rates, benefit level changes and claim settlement patterns.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ investment and minimum pension liability that, under generally accepted accounting principles, are excluded from net income.

The components of other comprehensive income for the years ended September 30, 2007, 2006, and 2005 are as follows:

	Years Ended September 30,
(Dollars in thousands)	2007	2006	2005
Net income	$19,098	$5,405	$21,075
Other comprehensive income (loss):
Unrealized gain on available for sale marketable securities, net of tax	—	14	38
Realized gain on available for sale marketable securities, net of tax	—	(242)	—
Unrealized gain on derivative, net of tax	—	35	226
Minimum pension liability adjustment, net of tax	901	236	(168)

Total comprehensive income	$19,999	$5,448	$21,171

The components in accumulated other comprehensive loss as of September 30, 2007 and 2006 are as follows:

	September 30,
(Dollars in thousands)	2007	2006
Minimum pension liability adjustment, net of tax	$—	$(1,914)
Deferred net pension loss	(1,246)	—

Accumulated other comprehensive loss	$(1,246)	$(1,914)

Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Company’s fiscal year ending September 30, 2009, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 159.

In September 2006, FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This standard requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company was required to adopt the recognition and related disclosure provisions of SFAS 158 beginning with its fourth quarter of the fiscal year ended September 30, 2007. As a result, the Company recorded a pre-tax charge to accumulated other comprehensive income totaling $392,000 ($233,000 after tax). For additional information, see Note 8, “Retirement Plans.” The Company is also required to adopt the measurement provisions of SFAS 158 for the fiscal year ending September 30, 2009. This provision requires companies to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end. No change in measurement dates was necessary since the Company already meets this requirement.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The provisions of SFAS 157 were to be effective for the Company for the fiscal year ending September 30, 2009. In November 2007, the FASB reaffirmed the originally scheduled implementation date in accounting for financial assets and liabilities of financial institutions and provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. As a result, SFAS 157 is expected to be effective for the Company on October 1, 2010. The Company does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 was effective for the Company for the fiscal year ending September 30, 2007. We adopted SAB 108 in our first quarter of fiscal 2007. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109” (“FIN 48”). This interpretation establishes guidelines and thresholds that must be met for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In November 2007, the FASB decided to defer the effective date of FIN 48, for nonpublic entities until years beginning after December 15, 2007 and accordingly FIN 48 is expected to be effective for the Company on October 1, 2008. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP 115-1 and 124-1”) which address the determination as to when an investment is impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 and 124-1 amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 and 124-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 and 124-1 did not have a material impact on our consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period beginning after December 15, 2005, with early adoption encouraged. We have adopted SFAS 123(R) in our first quarter of fiscal year 2007, beginning October 1, 2006. The adoption of SFAS 123(R) resulted in the reclassification of the balance of unvested restricted stock as of September 30, 2006, in the amount of $3.1 million, as a credit to unearned compensation in stockholders’ equity and a corresponding reduction to additional paid-in capital for the same amount in the accompanying consolidated statements of stockholders’ equity for the year ended September 30, 2007.

2.	Misappropriations Loss

In March 2005, subsequent to the issuance of the Company’s 2004 financial statements, we discovered misappropriations of Company funds by our former Chief Financial Officer and two former employees who worked in our information systems and treasury departments, (collectively, “the participants”). The participants colluded and circumvented controls to misappropriate funds and conceal the misappropriations possibly beginning as early as 1993 until the misappropriations were discovered in March 2005.

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

The investigation team discovered that at least $36.6 million was misappropriated between January 1, 1998 and the discovery of the misappropriations in March 2005. We have not discovered and do not expect to discover any additional misappropriations and, therefore, we have not recorded any misappropriation losses for fiscal years 2007 and 2006. Any amounts misappropriated prior to January 1, 1998 could not be determined because certain data for the period prior to January 1, 1998 was unavailable.

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

The Company determined corrected overhead rates considering the impact of the misappropriations and considering the impact of additional errors identified. The Company and its advisors have been working with its government clients to finalize the refund amount (See Note 12 for further discussion). The Company estimates that the cumulative refund amount, before any payments, resulting from the overstated overhead rates was $41.9 million through fiscal year 2006, including interest that the Company is required to reimburse its government clients. Based on settlements to date and new information, the Company has changed its estimate of the accrued reimbursement liability and has recorded a reduction in the liability with a corresponding increase in engineering fees in the amount of $4.5 million for the fiscal year ended September 30, 2007. At September 30, 2007 and 2006, the accrued reimbursement liability was $8.4 million and $28.2 million, respectively, in the accompanying consolidated balance sheets. The following table shows the activity in the accrued reimbursement liability during the years ended September 30, 2007 and 2006:

	Years Ended September 30,
(Dollars in thousands)	2007	2006
Balance at beginning of year	$28,183	$34,772
Payments	(15,588)	(13,468)
Interest and other	317	6,879
Adjustments	(4,527)	—

Balance at end of year	$8,385	$28,183

Insurance Proceeds and Gain/Loss on Recoveries

Approximately 19,000 and 174,000 shares of the Company’s common stock were surrendered in fiscal years 2006 and 2005, respectively. These shares were recorded at their estimated fair values, and gains on recovery of misappropriated assets of approximately $537,000 and $4.7 million, respectively, were recognized for the years ended September 30, 2006 and 2005, respectively. The gains from these recovered assets were included in gain on recoveries, net of misappropriation loss in the accompanying consolidated statements of operations for the years ended September 30, 2006 and 2005. These shares were not included in assets held for sale, as the estimated fair value of such shares was recorded as a reduction of stockholders’ equity.

The Company carries insurance to cover fiduciary and crime liability. The policy is renewed on an annual basis and was in effect for the periods in which the participants misappropriated funds of the Company. The stated aggregate limits for the annual policies from March 1992 through April 2005 are $22.0 million. The Company filed a claim under the annual policy for the period ending in April 2005 (the “2005 Policy”), to recover some of the misappropriation losses which resulted from the embezzlement. In January 2007, we received $2.0 million, the stated limit under the 2005 Policy. The insurance proceeds were recognized in insurance proceeds and gain on recoveries, net of misappropriation loss in the accompanying consolidated statement of operations for the year ended September 30, 2007. In August 2007, the Company filed suit seeking a declaration that the insurance carrier is obligated to the Company for losses suffered as a result of the embezzlement for policy years 1991 through 2004. The amount of recovery sought for those policy years is $17 million. At the present time, the Company is unable to predict the likely outcome of this legal action and, accordingly, has not recorded any insurance receivable.

Gain from recovered assets has been recognized at the estimated fair value of the assets recovered, less related debt and estimated costs to sell the assets, and it is included in gain on recoveries, net of misappropriation loss in the accompanying consolidated statements of operations for fiscal years 2007, 2006 and 2005.

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

The following table sets forth the components of the misappropriation loss for the years ended September 30, 2007, 2006, and 2005 and related investigation expenses:

	Years Ended September 30,
(Dollars in thousands)	2007	2006	2005
Misappropriation loss	$—	$—	$3,636
Insurance proceeds from misappropriation loss	(2,000)	—	—
(Gain) loss on recoveries	11	(1,613)	(14,361)

Insurance proceeds and gain on recoveries, net of misappropriation loss	(1,989)	(1,613)	(10,725)

Legal fees	1,541	5,270	2,344
Forensic accounting fees and related costs	2,185	7,885	2,849
Other	76	1,084	253

Investigation and related costs	3,802	14,239	5,446

Total	$1,813	$12,626	$(5,279)

The misappropriation loss, insurance proceeds from misappropriation loss and recorded gains and losses from recovered assets and the investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of G&A to total Company G&A.

3.	Assets Held for Sale

During the course of the investigation into the misappropriations (See Note 2 for further discussion), the Company identified and recovered certain assets acquired by the participants using misappropriated Company funds. Assets recovered during the investigation and not yet liquidated, were originally classified as assets held for sale in the accompanying consolidated balance sheets and are recorded at estimated fair value less estimated costs to sell. The recovered assets consisted of personal homes, condominiums and other real estate, automobiles, funds from bank accounts, jewelry, fine-arts and cash proceeds from the liquidation of personal retirement accounts. Some of the real estate recovered was acquired subject to existing debt, liens or mortgage notes. At September 30, 2007, there was no outstanding debt on any of the assets recovered. The balance of such existing debt at September 30, 2006 was $2.1 million and was reported as liabilities of assets held for sale in the accompanying consolidated balance sheet.

During fiscal year 2007, the Company sold a real estate asset for $3.7 million which was subject to a mortgage of $2.1 million. The Company recognized an additional $98,000 in losses, primarily due to additional unanticipated closing costs related to the sale and interest payments on the debt.

At September 30, 2007, the remaining assets held for sale, consisting of a condominium and jewelry, with a carrying value of approximately $468,000 have been included in other non-current assets in the accompanying consolidated balance sheet as such assets did not meet the criteria to be classified as assets held for sale. The Company intends to sell the remaining assets as soon as practicable.

During fiscal year 2006, the Company recovered additional assets from the investigation with a total estimated fair value of $1.4 million, excluding the gains on shares recovered, which was not subject to debt, liens or mortgage notes.

During fiscal year of 2006, the Company sold assets for a total of $10.5 million which were subject to related liabilities of $4.6 million. The Company did not recognize any additional gains or losses related to the sales of these assets since they were recorded at their fair value less estimated costs to sell.

Assets and liabilities related to assets held for sale consisted of the following:

(Dollars in thousands)	September 30, 2006
Assets held for sale at estimated fair value	$4,545
Less: estimated costs to sell	(310)

Adjusted fair value of assets held for sale	4,235
Outstanding mortgage liabilities assumed	(2,099)

Net fair value of assets held for sale	$2,136

4.	Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Lives	September 30,
(Dollars in thousands)		2007	2006
Land		$1,756	$2,056
Building and building improvements	10 – 40 years	10,410	14,062
Furniture and equipment	3 – 7 years	46,180	43,735
Computer equipment	3 years	25,805	21,951
Vehicles	3 – 10 years	2,361	2,232
Leasehold improvements	10 years	9,629	12,105
Construction in process		2,636	2,353

		98,777	98,494
Less accumulated amortization and depreciation		(63,845)	(58,256)

Property and equipment at cost, net		$34,932	$40,238

On August 31, 2007 the Company entered into an agreement to sell its Doral, Florida office building, including building improvements, (the “Doral Property”) for $22.1 million in cash. The closing on the sale occurred on September 14, 2007. The gain on the sale of the Doral Property, net of $680,000 closing costs, was $16.2 million, of which $13.4 million was deferred. Simultaneous with the closing, the Company entered into a 10 year triple net lease agreement, with an option to renew the lease for additional five years. Under the lease agreement, the base annual rent is $1.7 million and will escalate at the rate of 2% per year. The Company is responsible for all operating expenses, taxes, general liability insurance, repairs and maintenance and other costs of operating the premises. This lease has been accounted as an operating lease under the provisions of SFAS No.13, “Accounting for Leases”.

The Company has accounted for this transaction involving the Doral Property as a sale-leaseback transaction in accordance with the provisions of SFAS No. 98, “Accounting for Leases: Sale-Leaseback Transaction Involving Real Estate” and SFAS No.28, “Accounting for sales with Leasebacks—an amendment of FASB Statement No. 13”. As a result, the Company recognized in fiscal year 2007, $2.8 million of the total gain on the sale of the Doral Property, representing the excess of the total gain over the present value of the minimum lease payment under the sale-leaseback. The amount of gain recognized is included in general and administrative expenses in the accompanying consolidated statement of operations for the fiscal year ended September 30, 2007. The remaining gain, $13.4 million, has been deferred and will be amortized over the non-cancelable term of the lease in proportion to the related gross rental charges, including the straight lining of the stipulated rent increases.

The amortization of the deferred gain has been recorded as a reduction of rent expense and is included in general and administrative expenses in the accompanying consolidated statements of operations for the fiscal year ended September 30, 2007. The current portion of the deferred gain balance, $1.3 million at September 30, 2007, is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. The non-current portion of the deferred gain balance of $12.0 million is included in other non-current liabilities in the accompanying consolidated balance sheet as of September 30, 2007.

The net book value of equipment recorded under capital leases was approximately $674,000 and $1.0 million at September 30, 2007 and 2006, respectively.

Depreciation and amortization expense relating to property and equipment amounted to $10.4 million, $9.4 million, and $8.4 million, for the years ended September 30, 2007, 2006, and 2005, respectively. The Company’s purchases of property and equipment amounted to $10.3 million, $11.4 million and $10.3 million during fiscal years 2007, 2006 and 2005, respectively. Capital expenditures during fiscal year 2007, 2006 and 2005 consisted of property and equipment purchases, such as survey equipment, computer systems, software applications, furniture and equipment and leasehold improvements.

5.	Acquisitions

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

On April 30, 2006, we acquired 100% of the stock of EIP Associates (“EIP”) for $6.0 million, net of cash acquired of $15,000, comprised of $5.5 million in cash, $334,000 accrued additional purchase price and $200,000 held in escrow. The purchase price was allocated to the respective assets and liabilities based on their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $9.0 million, including $1.5 million of intangible assets and $3.7 million of goodwill, none of which is deductible for tax purposes, and liabilities of $3.9 million. The weighted average amortization period for the identifiable intangible assets is 2.8 years. EIP specializes in environmental, urban planning, water resource planning and natural resources in California. The EIP acquisition greatly enhances our technical strength in the California environmental, water and planning markets and enhances our general presence in California.

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

6.	Goodwill and Other Intangible Assets

There were no changes in the net carrying amounts of goodwill during the year ended September 30, 2007. The changes in the net carrying amounts of goodwill, by segment, for the year ended September 30, 2006 are as follows:

	Year Ended September 30, 2006
	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
Goodwill, beginning of year	$3,650	$—	$2,641	$11,445	$17,736
EIP acquisition	—	—	—	3,684	3,684
Purchase price payments related to previous acquisitions	272	—	—	—	272

Goodwill, end of year	$3,922	$—	$2,641	$15,129	$21,692

The Company’s intangible assets consisted of the following:

		September 30, 2007
(Dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization
Client list	10 years	$1,963	$1,172
Backlog	3 years	2,679	2,679
Website	7 years	200	138
Employee agreements	3 years	67	34

		$4,909	$4,023

		September 30, 2006
(Dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization
Client list	10 years	$1,963	$877
Backlog	3 years	2,679	2,232
Website	7 years	200	110
Employee agreements	3 years	67	12

		$4,909	$3,231

Amortization expense for intangible assets amounted to $792,000, $1.6 million, and $1.6 million, for the years ended September 30, 2007, 2006, and 2005, respectively and is included in G&A in the consolidated statement of operations. The estimated amortization for the future periods is as follows:

Year Ended September 30,	Scheduled Amortization
(Dollars in thousands)
2008	$325
2009	221
2010	137
2011	105
2012	70
2013	28

$886

7.	Income Taxes

The provision for income taxes consisted of the following:

	Years Ended September 30,
(Dollars in thousands)	2007	2006	2005
Current
Federal provision (benefit)	$906	$(1,824)	$16,845
State provision (benefit)	429	(192)	1,808
Deferred
Federal provision (benefit)	4,828	4,797	(2,623)
State provision (benefit)	2,282	505	(289)

Total provision	$8,445	$3,286	$15,741

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consisted of the following:

	September 30,
(Dollars in thousands)	2007	2006
Deferred tax liabilities:
Accounts receivable	$(33,288)	$(32,963)
Unbilled fees	(30,133)	(22,482)
Fixed and intangible assets	(2,034)	(4,898)
Other	(1,532)	(1,025)

Gross deferred tax liabilities	(66,987)	(61,368)

Deferred tax assets:
Accounts payable and accrued expenses	28,529	24,088
Accrued vacation	5,058	4,709
Federal tax credit carry forwards	203	5,651
Deferred gain on sale of office building	5,380	—
Deferred compensation	4,327	4,944
Other	3,913	5,532
Accrued reimbursement liability	3,388	10,903

Gross deferred tax asset	50,798	55,827
Valuation allowance	(162)	(4,177)

Net deferred tax asset	50,636	51,650

Net deferred tax liability	$(16,351)	$(9,718)

SFAS No. 109, “Accounting for Income Taxes”, requires a valuation allowance to reduce the deferred tax assets reported if it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2007 and 2006, the Company has recorded a valuation allowance against its deferred tax assets of approximately $162,000 and $4.2 million, respectively.

For the past several years, the Company has generated research and development tax credits related to certain qualifying costs. The qualifying costs relate primarily to the Company’s project costs which management believes involved technical uncertainty. These research and development costs were incurred by the Company in the course of providing services generally under long-term client projects. Because the Company has been unable to utilize the entire amount of research and development tax credits it has generated each year, the consolidated balance sheets reflect a deferred tax asset of approximately $203,000 and $5.7 million as of September 30, 2007 and 2006, respectively, primarily for unused research and development tax credit carry forwards. The credits will expire beginning 2017 through 2022.

The deferred tax balances have been classified in the consolidated balance sheets as follows:

	September 30,
(Dollars in thousands)	2007	2006
Current assets	$37,207	$39,700
Current liabilities	(64,954)	(56,470)
Valuation allowance	(162)	(2,970)

Net current tax liabilities	(27,909)	(19,740)

Non-current assets	13,592	16,127
Non-current liabilities	(2,034)	(4,898)
Valuation allowance	—	(1,207)

Net non-current assets	11,558	10,022

Net deferred tax liabilities	$(16,351)	$(9,718)

The Company’s effective tax rate is based on income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates. Significant judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. The Company established reserves when, despite its belief that the tax return positions are fully supportable, it believes that certain positions, if challenged, will likely be resolved unfavorably to us. These reserves are adjusted in light of changing facts and circumstances, such as the progress of a tax audit or current developments in tax law. The Company’s annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome or the timing of resolution of any particular matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Resolution of the tax contingencies would be recognized as an increase or decrease to the Company’s tax rate in the period of resolution. During the years ended September 30, 2007 and 2006, the Federal statute of limitations expired on returns for the years ended September 30, 2003 and 2002. The Company is no longer subject to U.S. Federal examination for these years. As a result, the Company reduced its tax contingency accrual by $3.2 million and $1.0 million, respectively. In addition, for the year ended September 30, 2007, the Company increased its tax contingency accrual by $1.7 million. The net changes in the tax contingency accrual reduced the Company’s effective tax rate by 5.3% and 11.9% for the years ended September 30, 2007 and 2006, respectively. The Company has recorded a tax contingency accrual of $11.0 million and $12.5 million as of September 30, 2007 and 2006, respectively, related to research and development tax credits taken on the Company’s tax return. The tax contingency accruals are presented in the consolidated balance sheets within accounts payable and accrued expenses.

A reconciliation of the income tax provision to taxes computed at the U.S. federal statutory rate is as follows:

	Years Ended September 30,
	2007	2006	2005
U.S. Statutory Rate	35.0%	35.0%	35.0%
Federal tax (credits) adjustments	1.0	(3.4)	(19.0)
State taxes net of Federal benefit	6.4	5.2	3.9
Non-deductible expenses	2.5	14.5	2.0
Change in tax reserve	(5.3)	(11.9)	18.2
Change in valuation allowance	(14.6)	(1.0)	1.6
Change in statutory rate	1.8	—	0.8
Other	3.9	(0.6)	0.3

Effective tax rate	30.7%	37.8%	42.8%

8.	Retirement Plans

The Company maintains a two tiered noncontributory, unfunded, nonqualified defined benefit pension plan.

The Key Employee Supplemental Option Plan (“KESOP”) is a two tiered plan that provides key officers and employees postretirement benefits. Tier one of the KESOP, known as the Key Employee Retention Program (“KERP”), provides an annual restricted stock award equal to five percent of the participant’s annual gross salary for a period of up to ten years (see Note 10). Benefits under the KERP vest at age 56 and after ten years of continuous service with the Company. Tier two of the KESOP, known as the Supplemental Income Program (“SIP”), is an unfunded plan that provides participants with retirement income for a specified period of between 5 and 15 years upon retirement, death, or disability. The plan fixes a minimum level for retirement benefits to be paid to participants based on the participants’ position at the Company and their age and service at retirement. Certain key employee agreements include an annual retainer for consulting services for a period of up to five years. Additionally, certain executive agreements have been amended to provide postretirement medical benefits, where the Company will pay and provide major medical and hospitalization insurance benefits to those employees and their spouses, at a level substantially similar to those medical and hospitalization insurance benefits paid and provided to senior executives currently employed by the Company. The insurance benefits will be provided without any further or additional services from the employee to the Company and these medical benefits will be paid for and provided for as long as the employee and spouse shall live.

On July 1, 2007, the Company adopted SFAS 158 which requires the recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to accumulated other comprehensive income (“AOCI”). SFAS 158 requires the determination of the fair values of a plan’s assets at a company’s year-end and recognition of actuarial gains and losses, prior service costs or credits, and transition assets or obligations as a component of AOCI. These amounts were previously netted against the plans’ funded status in the Company’s consolidated balance sheet pursuant to the provisions of SFAS No. 87 (“SFAS 87”), “Employers’ Accounting for Pensions”. These amounts will be subsequently recognized as components of net periodic benefit costs. Further, actuarial gains and losses that arise in subsequent periods that are not initially recognized as a component of net periodic benefit cost will be recognized as a component of AOCI. Those amounts will subsequently be recognized as a component of net periodic benefit cost as they are amortized during future periods.

The impact of adopting the provisions of SFAS 158 on the Company’s consolidated balance sheet at September 30, 2007 is presented in the following table. The adoption of SFAS 158 had no effect on the Company’s consolidated statement of operations for the fiscal year ended September 30, 2007, or for any other years presented.

	September 30, 2007
(Dollars in thousands)	Before Application of Statement 158	Adjustments	After Application of Statement 158
Deferred tax asset	11,399	159	11,558
Total assets	258,210	159	258,369
Deferred compensation	12,971	393	13,364
Total liabilities	179,880	393	180,273
Accumulated OCI	(1,479)	233	(1,246)
Total shareholders’ equity	78,329	(233)	78,096
Total liabilities and shareholders’ equity	258,210	159	258,369

The following are the weighted average discount rate assumptions used in the measurement of the projected benefit obligation (“PBO”) and net periodic pension expense for the SIP:

	Years Ended September 30,
	2007	2006	2005
Discount rate	6.00%	5.75%	5.50%

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

The Company uses a September 30 measurement date for its plans. The following table provides a summary of the Company’s periodic costs related to its defined benefit retirement plan:

	Pension Plan
Years Ended September 30,	2007	2006	2005
(Dollars in thousands)
Service benefits earned during period	$493	$740	$648
Interest cost on projected benefit obligation	779	691	642
Amortization:
Prior service cost	—	325	325
Net loss from past experience	437	394	363

Net periodic pension cost	$1,709	$2,150	$1,978

In 2007, 2006, and 2005, the Company recognized amortization associated with the net cumulative unrecognized losses of the pension plan. The loss is amortized over the average remaining service period for active plan participants and is subject to the applicable corridor that is based on 10% of the PBO.

The projected benefit obligation for post retirement benefit obligation is $1.7 million as of September 30, 2007. Of this amount, approximately $73,000 is included in accounts payable and accrued expenses and $1.6 million is included in other non-current liabilities in the accompanying consolidated balance sheet. The periodic post retirement medical costs are approximately $91,000, $88,000 and $88,000 for the years ended September 30, 2007, 2006 and 2005, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

The reconciliations of the benefit obligations based on a September 30th measurement date are as follows:

	Pension Plan
(Dollars in thousands)	2007	2006
Change in benefit obligation:
Projected benefit obligation at beginning of year	$14,003	$12,873
Service cost earned during the year	493	740
Interest cost on projected benefit obligation	779	691
Plan amendments	(413)	—
(Gain) loss from past experience	(1,503)	494
Benefits paid	(677)	(795)

Projected benefit obligation at end of year	$12,682	$14,003

Funded status	$(12,682)	$(14,003)

Amounts recognized in the consolidated balance sheet consists of:
Accrued benefit liability—current	$(895)	$(933)
Accrued benefit liability—long term	(11,787)	(12,194)
Accumulated other comprehensive income—net actuarial loss	—	3,585

Net pension liability at the end of the year	$(12,682)	$(9,542)

Amounts recognized in accumulated other comprehensive income (before taxes):
Net actuarial loss	$2,520
Prior service credit	(413)

Net amount recognized	$2,107

The Company expects to fund benefits as paid. The following table summarizes the Company’s expected benefit payments to be paid for each of the following fiscal years:

Year Ended September 30,	Pension Plan
(Dollars in thousands)
2008	$895
2009	903
2010	1,055
2011	1,187
2012	1,234
2013 through 2016	7,769

9.	Employee Benefit Plan and Special Programs

The Company maintains The PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust, which is a qualified contributory 401(k) plan, a profit-sharing plan and an unleveraged employee stock ownership plan (“ESOP”), collectively the “Plans”. The Plans qualify as a deferred salary arrangement under Sections 401(a) and 401(k) of the Internal Revenue Code. Under the 401(k) plan, participating employees may elect to defer a portion of their pretax earnings, up to the maximum allowed by the Internal Revenue Service. The Company offers a discretionary matching contribution of up to 100% of the employees’ first 3% pre-tax contribution. Employees are eligible to participate in the 401(k) plan on the first date of hire. Participants in the 401(k) plan are at all times 100% vested in the employees’ contribution amounts. All matching contributions made by the Company generally vest ratably over five years of continued service. Under the profit-sharing plan, the Company may make a discretionary contribution to eligible employees, which is included in the participants’ retirement account, and is allocated using a ratio of the individual participant’s compensation for the year to the total compensation of all eligible participants for the year. All discretionary contributions may be made in the form of cash, stock or a combination of both.

The Company’s matching contributions to the 401(k) plan were $4.5 million, $3.6 million and $4.0 million for the years ended September 30, 2007, 2006, and 2005, respectively. The fiscal year 2007 401(k) matching contributions will be paid in fiscal year 2008. The fiscal year 2006 (401(k) matching contributions were paid in stock and the fiscal year 2005 401(k) contributions were paid in cash. The Company’s matching contributions are included in G&A in the accompanying consolidated statements of operations. In addition, the Company recorded an additional benefit expense of $2.7 million for the year ending September 30, 2005, as discretionary contributions to the profit-sharing plan. There were no discretionary contributions to the profit sharing plan for the years ended September 30, 2007 and 2006. The Company’s matching contributions and additional benefit expense are included in G&A in the accompanying consolidated statements of operations. The Company’s accrued matching and discretionary contributions are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets at September 30, 2007 and 2006.

The Company also maintains an additional incentive plan (“Incentive Plan”) for select employees. On an annual basis, the Company makes a discretionary cash award to fund the Incentive Plan within the Company’s limits of profitability and operating guidelines. Participation in the Incentive Plan is re-confirmed on an annual basis for all participants. The related Incentive Plan expenses for the years ended September 30, 2007, 2006, and 2005 of $8.6 million, $10.4 million, and $10.7 million, respectively, were included in general and administrative expenses in the accompanying consolidated statements of operations.

10.	Restricted Stock

Restricted stock awards are offered throughout the year and are intended to provide long-term incentives to key employees. Awards of restricted stock are subject to transfer restrictions and risk of forfeiture until they are earned. Shares of restricted stock become fully vested usually over a period of several years of continued employment and are subject to total forfeiture if the employee ceases to be employed prior to the restricted stock vesting date, except in certain limited circumstances described in the individual restricted stock award agreement. During the restriction period, holders have the rights of shareholders, including the right to vote, but cannot transfer ownership of their shares.

Effective October 1, 2006, we have adopted SFAS 123(R) using the modified prospective method. The adoption of SFAS 123(R) did not have a material impact on the Company’s financial position, results of operations or cash flows. Restricted stock is recorded at fair value on the date of issuance. Pursuant to Company guidelines, the Company may not issue restricted stock, if after issuing the shares, the total number of restricted shares outstanding would exceed ten percent of the total shares outstanding. The Company satisfies the issuance of restricted stock with newly issued shares.

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

KERP

The Key Employee Retention Program (“KERP”) provides an annual restricted stock award equal to five percent of the participant’s annual gross salary for a period of up to ten years. Benefits vest at age 56 and after ten years of continuous service with the Company, or upon retirement, death or disability.

Other

The Company has one other plan under which no new grants have been awarded since fiscal year 1997. As of September 30, 2007, this plan had 124,925 shares outstanding with unrecognized compensation cost of $75,000 which will be recognized through 2017.

The following tables summarize information about restricted shares:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at September 30, 2006	514,663	$11.11
Granted	50,421	24.34
Vested	(167,597)	5.25
Forfeited	(16,250)	25.71

Unvested at September 30, 2007	381,237	$14.82

	Outstanding Shares	Weighted Average Grant Date Fair Value	Unrecognized Compensation Cost (in thousands)	Remaining Weighted Average Period (in years)
September 30, 2007
Retention	168,698	$18.90	$1,749	3.9
Acquisition	42,736	23.78	460	1.9
KERP	44,878	23.26	843	10.2
Other	124,925	3.22	75	4.7

	381,237	$14.82	$3,127	5.3

The weighted average grant-date fair values of shares granted during fiscal years 2007, 2006 and 2005 were $24.34, $28.00 and $27.00 respectively. The total fair value of shares vested, on the vesting dates, for fiscal years 2007, 2006 and 2005 were $880,000, $461,000 and $171,000, respectively. The total amount of compensation expense recognized under these agreements during fiscal years 2007, 2006 and 2005 was $911,000, $790,000 and $806,000, respectively, and was included in general and administrative expenses in the accompanying consolidated statements of operations.

The income tax benefit related to compensation expense under these agreements was $305,000, $300,000 and $345,000 in fiscal years 2007, 2006 and 2005, respectively.

11.	Long-Term Debt

The following table lists long-term debt including the respective current portions.

	September 30,
(Dollars in thousands)	2007	2006
Line of credit	$—	$1,132
Mortgage note payable due in monthly installments starting on April 16, 2001, with interest, collateralized by real property; unpaid principal due March 16, 2011. Interest at LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points (6.19% and 5.98% at September 30, 2007 and 2006, respectively)	6,909	7,421
Capital lease obligations	705	1,050

	7,614	9,603
Less current portion of long-term debt	512	1,644
Less current portion of capital lease obligations	347	274

Long-term debt and capital lease obligations	$6,755	$7,685

Scheduled maturities exclusive of capital leases are as follows:

Year Ending September 30,	Scheduled Maturities
(Dollars in thousands)
2008	$512
2009	512
2010	512
2011	5,373

$6,909

As of September 30, 2007, the Company had a $58 million line of credit agreement, inclusive of $10 million in letters of credit, with Bank of America, N.A. (the “Bank”). The expiration date on the line of credit was June 30, 2008. The letters of credit reduce the maximum amount available for borrowing. As of September 30, 2007 and 2006, we had letters of credit outstanding totaling $1.9 million and $4.3 million, respectively, including $1.8 million and $2.2 million, respectively, to guarantee insurance payments. In addition, in the second quarter of 2006, we issued a letter of credit which expired in November 2006 and was not renewed for $2.0 million to cover risk of insolvency for the FDOT. No amounts have been drawn on any of these letters of credit. As a result of the issuance of these letters of credit, the maximum amount available for borrowing under the line of credit was $56.1 million and $52.6 million as of September 30, 2007 and 2006, respectively. In September 2007, the Company used the proceeds from the sale-leaseback of the Doral property to repay all amounts outstanding under our line of credit.

The interest rate (5.85% and 5.82% at September 30, 2007 and 2006, respectively) ranges from LIBOR plus 50 basis points or Prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points or Prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including minimum levels of net worth, a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The Company was in compliance with all financial covenants under the line of credit as of September 30, 2007. The line of credit is collateralized by substantially all of the Company’s assets

In November 2007, the Company negotiated an extension of the line of credit with the Bank with a new expiration date of October 2011. As part of the extension agreement, substantially all the terms and conditions remained the same, except that the line of credit was increased to $60 million and the minimum levels of net worth requirement was eliminated from the agreement.

On March 19, 2001, the Company entered into a mortgage note with an original principal amount of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 6.19% and 5.98% at September 30, 2007 and 2006, respectively. Our adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%. The mortgage agreement contains clauses requiring the maintenance of various covenants and financial ratios. The Company was in compliance with all financial covenants and ratios as of September 30, 2007. The mortgage note is collateralized by the office building located in Maitland, Florida.

In October 2007, the Company negotiated a modification to the mortgage note thereby eliminating the minimum levels of net worth requirement from the mortgage note.

The Company’s capital leases consisted primarily of equipment. The interest rates used in computing the minimum lease payments range from 2.72% to 5.23%. The leases were capitalized using the lower of the present value of the minimum lease payments or the fair market value of the equipment at the inception of the lease.

12.	Commitments and Contingencies

The Company is obligated under various non-cancelable leases for office facilities, furniture, and equipment. Certain leases contain renewal options, escalation clauses and payment of certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties. As of September 30, 2007, the future minimum annual lease commitments are as follows:

Years Ending September 30,	Operating Leases	Capital Leases
(Dollars in thousands)
2008	$22,638	$501
2009	19,902	351
2010	15,866	86
2011	12,391	8
2012	8,832	—
Thereafter	11,657	—

	91,286	946
Less executory and other costs	381	108
Less amount representing interest	—	133

Future minimum lease payments	$90,905	$705

Total rent expense included in general and administrative expenses was $22.6 million, $20.0 million, and $16.6 million for fiscal years ended 2007, 2006, and 2005, respectively.

As of September 30, 2007, there were various legal proceedings pending against the Company, where plaintiffs allege damages resulting from the Company’s engineering services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract. The Company accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. During the year ended September 30, 2007, the Company settled three large cases which resulted in a reduction of the accrual of approximately $1.1 million, and the remaining decrease in the balance relates to other small cases. As of September 30, 2007 and 2006, the Company had accruals of $4.4 million and $5.9 million, respectively, for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable and can be reasonably estimated.

In July 1998, we entered into an agreement with West Frisco Development Corporation (“WFDC”) to provide various services, among which was a flood plain study to be used by WFDC, the City of Frisco and FEMA. In 2003, the City of Frisco retained the services of a third-party architecture and engineering firm in connection with the extension and widening of Teel Road which lies within the greater drainage basin included in the Company’s original flood plain study. This architecture and engineering firm’s assessment of the flood plain study determined that the Company used incorrect assumptions when calculating the size of the drainage culverts required for the increased development of the area’s transportation infrastructure. Based on this assessment, the Company has entered into negotiations with the City of Frisco to correct the drainage needs to support the Teel Road expansion project. As a result, the Company had recorded an estimated liability of $3.1 million to cover the costs associated with correcting the drainage needs of the Teel Road expansion project. Included in this estimate is the purchase of a parcel of land for $1.5 million, the remaining balance of $1.6 million is reflected in other liabilities in the accompanying consolidated balance sheets as of September 30, 2007.

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

In July 2006, we entered into a settlement agreement with the State of Texas Department of Transportation which resolves all claims that the State of Texas may have had against us for overpayments related to the restatement of overhead rates on billings on or before April 30, 2006 under contracts with that agency based on our payment of $5.4 million and provides for the determination of the appropriate overhead rate for billings after April 30, 2006. In November 2006, we entered into a settlement agreement with the Florida Department of Transportation which resolves all claims that agency may have had against us for the overstatement of rates on billings through September 30, 2005 (and with respect to cost contracts through September 30, 2006) under our contracts with them based on our payment of $12.5 million. This settlement agreement also provided for the determination of the appropriate overhead rate refund for fiscal year 2006 billings under fixed price contracts. The refund amount was finalized in March 2007 and totaled $425,000.

In January 2007, we reached a settlement agreement with the Department of Justice, Civil Division on behalf of it and all other federal agencies with which we have contracts to resolve all federal claims including claims under the Federal Civil False Claims Act, related to the overstatements of overhead rates on our contracts with federal agencies. The agreement requires $6.5 million of reimbursement payments for all contract amounts through September 30, 2005, which was paid in January 2007.

The settlements described above, net of settlements paid in fiscal year 2007 and 2006 are included in the accrued reimbursement liability in the Company’s consolidated financial statements at September 30, 2007. We are in discussions with our remaining government clients to enter into settlement agreements in order to satisfy any refund obligations, which are in various stages of settlement.

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

In October 2007, the Federal Election Commission advised the Company that it was commencing an investigation into alleged violations of the Federal Election Campaign Act of 1971, as amended, based on the improper campaign contributions including improper use of political action committees. At the present time we are unable to predict the likely outcome of this investigation.

The United States Securities & Exchange Commission is also conducting an investigation of the accounting irregularities and misappropriations of funds. We are fully cooperating with the investigation and have produced documents and other information to the commission. At the present time, we are unable to predict the likely outcome of this investigation.

13.	Supplemental Cash Flow Information

	Years Ended September 30,
(Dollars in thousands)	2007	2006	2005
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,042	$2,106	$689

Cash paid for income taxes	$3,241	$6,582	$5,385

Acquisitions:
Fair market value of assets acquired	$—	$4,731	$1,904
Goodwill and intangibles recorded	—	5,141	1,693
Fair market value of liabilities assumed	—	(3,851)	(1,475)

Purchase Price	—	6,021	2,122
Less: stock issued	—	—	(1,214)
Less: escrow withheld	200	(200)	(130)
Less: accrued additional purchase price	—	(334)	—
Prior year purchase price adjustments	—	389	1,756
Deposits paid	—	—	(550)

Cash paid	$200	$5,876	$1,984

Non-cash investing and financing activities:
Prior year purchase price adjustments to goodwill	$—	$468	$—
Property and equipment financed under software agreement	$—	$731	$—
Property and equipment financed under capital leases	$34	$662	$473
Change in fair value of marketable securities available for sale	$—	$23	$35
Stock issued for 401(k) match	$4,512	$—	$—
Deferred gain on sale-leaseback of office building	$13,380	$—	$—
Net change in subscription receivable for shares issued	$—	$—	$347
Payable to former shareholders for repurchase of stock	$116	$2,133	$—
Notes payable issued in exchange for shares	$1,134	$1,335	$—

14.	Segment Reporting

In fiscal year 2007, we restructured our internal organization to better leverage our technical capabilities in servicing the needs of our clients which resulted in a change in the composition of our reportable segments. Under the new structure, the Company will continue to provide segment information on four reportable segments: Transportation Services, Construction Management, Civil Engineering, and Environmental Services; however, two types of services, Information Solutions (previously reported in the Environmental Services segment) and Evacuation Planning (previously reported in the Transportation Services segment) were moved to the Civil Engineering segment. Accordingly, we have reclassified segment information for prior periods presented, as applicable, to conform to the current reportable segment structure.

Activities in the Transportation Services business segment generally involve planning, design, right of way acquisition, development and design of intelligent transportation services and program construction management services for multiple transportation modes, including interstate and primary highways, toll roads, arterials, bridges, transit systems, airports and port facilities. The Program Management group of our Transportation segment provides many of its governmental clients the necessary resources to manage large infrastructure programs from concept through construction. Services include planning, programming and contract support.

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

In fiscal year 2007, we derived approximately 21% of our engineering fees from various districts and departments of the FDOT (approximately 16% of total engineering fees) and the Texas Department of Transportation (“TxDOT”) (approximately 5% of total engineering fees) under numerous contracts. The majority of these revenues were earned by our Transportation Services segment.

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

Financial information relating to the Company’s operations by segment is as follows:

(Dollars in thousands)	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
Year Ended September 30, 2007
Engineering fees	$219,152	$87,495	$146,710	$128,108	$581,465
Net earned revenues	163,169	73,024	119,259	102,473	457,925
Operating income	9,658	8,210	1,542	9,555	28,965
Depreciation and amortization	3,638	1,199	3,848	2,576	11,261
Purchases of property and equipment	3,608	1,469	2,950	2,267	10,294
Total assets (as of September 30, 2007)	97,379	38,878	65,190	56,922	258,369

Year Ended September 30, 2006
Engineering fees	$205,950	$89,199	$133,344	$108,749	$537,242
Net earned revenues	157,919	73,659	113,479	86,550	431,607
Operating income	6,928	3,119	356	52	10,455
Depreciation and amortization	3,781	1,314	2,922	2,996	11,013
Purchases of property and equipment	4,033	1,873	2,652	2,858	11,416
Total assets (as of September 30, 2006)	94,321	40,670	51,305	58,653	244,949

Year Ended September 30, 2005
Engineering fees	$198,364	$87,314	$128,623	$97,636	$511,937
Net earned revenues	149,493	67,679	95,382	77,397	389,951
Operating income	17,526	7,250	7,572	6,032	38,380
Depreciation and amortization	3,623	1,191	2,668	2,498	9,980
Purchases of property and equipment	3,752	1,697	2,654	2,166	10,269

15.	Related Party Transactions

We formerly leased office space in a building which houses our Marietta, Georgia operations from BCE Properties, which is owned and controlled by James Belk. Mr. Belk is a former owner of Welker & Associates, Inc., which was acquired in March 2003, and a Vice-President and Project Director of the Company. The lease was assumed in connection with our acquisition of Welker in March 2003. The rental cost of the space was $17,600 per month. On May 31, 2006, the lease expired and was not renewed. In June 2006, we moved our Marietta, Georgia operations to a new location.

We lease office space in a building which houses our Missoula, Montana operations from Cedar Enterprises, which is owned and controlled by Charlie K. Vandam. Mr. Vandam is a former owner of LWC and a Senior Program Manager of the Company. The lease was assumed in connection with our acquisition of LWC in February 2005. The rental cost of the space is $9,500 per month.

We lease office space in a building which houses our Helena, Montana operations from Prickly Pear Enterprises, which is owned and controlled by Paul Callahan. Mr. Callahan is a former owner of LWC and a Vice-President and Senior Division Manager of the Company. The lease was assumed in connection with our acquisition of LWC in February 2005. The rental cost of the space is $1,800 per month.

In fiscal year 2007 and 2006, we purchased $2,318 and $21,652 of products and services from PSMJ Resources, Inc. Frank A. Stasiowski, PSMJ Resources Inc.’s President and Chief Executive Officer is a member of our Board of Directors.

In fiscal year 2007 and 2006, Mr. Phillip Searcy received payments from the Company totaling approximately $124,000 and $121,000 in accordance with his Supplemental Income Plan which originated when Mr. Searcy was employed with the Company. Mr. Searcy ceased full-time employment with the Company in 1996 and joined our Board of Directors in July 2005.

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

Pursuant to the Company’s by-laws, the Company is permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006 the Company repurchased 46,000 shares and 3,400 shares, respectively, of the Company’s stock from Richard Wickett and Kathryn Wilson in the original principal amounts of $1.2 million and $92,000, respectively. The shares were repurchased for $27.00 per share which represents the September 30, 2004 share price, pending completion of the valuation of the Company’s stock as of September 30, 2005. At September 30, 2007, the Company had an accrual of $49,400 for the difference between the purchase price and the September 30, 2005 share value of $28.00. At September 30, 2007, the notes bear interest at the rate of 8.25% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

On February 13, 2007, the Company repurchased an additional 46,607 shares of the Company’s stock from Richard Wickett in the original principal amount of $1.0 million. The additional shares were purchased for $22.40 per share which represents 80% of the September 30, 2005 share price, pending completion of the valuation of the Company’s stock as of September 30, 2006. At September 30, 2007, the Company had an accrual for the difference between the purchase price and the September 30, 2006 share value. At September 30, 2007, the notes bear interest at the rate of 8.25% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

Both notes are subject to the Company’s right of set off, which permits the Company to set off all claims it may have against the payee against amounts due and owing under the notes. The balances of the notes and the accruals for the stock price differentials were $2.5 million and $1.4 million at September 30, 2007 and 2006, respectively, and were included in other liabilities in the accompanying consolidated balance sheet.

During the third quarter of fiscal 2007, as permitted under certain conditions pursuant to the terms of the agreement, the Company discontinued payments, and the provision of other benefits, to Richard Wickett under his Supplemental Retirement Agreement (“Agreement”). The agreement was determined to be forfeited by Richard Wickett due in part to his pleading guilty to a felony. As a result of the forfeiture, the Company’s projected benefit obligation, as defined under SFAS 158, was reduced by $1.2 million ($809,000 after taxes) at September 30, 2007. The reduction in the liability was recognized in other comprehensive income and will be recognized as a component of net periodic pension cost based on the amortization provisions of SFAS 87. Additional information concerning Retirement Plans is set forth in Note 8.

In November 2007, the Company reached a tentative agreement with a former senior executive of the Company to reduce the term of his Supplemental Retirement Agreement to five years. As a result of this tentative agreement, the projected benefit obligation was reduced, as defined under SFAS 158, by approximately $415,000 ($280,000 after tax) at September 30, 2007.The reduction in the liability was recognized in other comprehensive income and will be recognized as a component of net periodic pension cost based on the amortization provisions of SFAS 87. Additional information concerning Retirement Plans is set forth in Note 8.

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

16.	Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts was as follows:

	Years Ended September 30,
(Dollars in thousands)	2007	2006	2005
Balance at beginning of year	$1,799	$1,182	$1,080
Additions charged to costs and expenses	177	633	486
Deductions	(191)	(16)	(384)

Balance at end of year	$1,785	$1,799	$1,182

17.	Quarterly Financial Data (Unaudited)

	Fiscal 2007				Fiscal 2006
(Dollars in thousands, except per share amounts)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Operating Data:
Engineering fees	$154,431	$150,150	$147,170	$129,714	$136,098	$138,927	$133,751	$128,466
Net earned revenues	119,759	117,949	119,078	101,139	109,180	110,534	107,201	104,692
Operating income (loss)	12,115	8,176	10,392	(1,718)	(6,351)	6,906	2,401	7,499
Net income (loss)	7,306	7,761	5,448	(1,417)	(3,265)	4,136	1,006	3,528
Net income per common share
Basic	$1.14	$1.25	$0.88	$(0.23)	$(0.51)	$0.64	$0.15	$0.50
Diluted	$1.12	$1.18	$0.82	$(0.23)	$(0.51)	$0.60	$0.14	$0.47

Note: Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

During the first quarter of fiscal year 2007, the Company experienced a decline in business activity, especially in the residential markets of California and the Southwest, which most affected the engineering components of our private sector land development services. Also contributing to the negative results were delays in starting projects and the temporary stoppage in bidding for new jobs with the TxDOT. Additionally, the operating results were negatively impacted by a decrease in chargeability across all segments caused by the slowdown in business activity.

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

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Audit Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon, and as of the date of, this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Status of Remediation of Prior Year Material Weaknesses

We have implemented several changes to our internal control over financial reporting in response to the material weaknesses identified in our 2006 Form 10-K. To address the material weaknesses, we have implemented the following procedures:

•	We have continued to emphasize controls and improve the controls designed to safeguard our cash assets and implemented segregation of duties.

•	We have enhanced our expertise by hiring new accounting and finance personnel with substantial knowledge of financial accounting principles and procedures.

•	We have engaged consultants with significant expertise in the areas of income tax and governmental accounting to advise and provide support in these areas.

•	Controls have been enhanced to restrict access to software, operating systems and Company data along with a review of access privileges.

•	We have hired additional internal audit professionals who have performed the fraud risk assessment and who will be responsible for monitoring the Company’s internal controls.

Changes in Internal Control over Financial Reporting

The Company previously identified and reported material weaknesses relating to the lack of fraud risk assessment and several significant deficiencies in the design and operating effectiveness of internal control over the monthly close, quarterly, and fiscal year-end reporting. During fiscal year 2007, we have taken steps to remedy these material weaknesses, as outlined above. During the fourth quarter of fiscal year 2007, we completed the Company’s fraud risk assessment. In addition, the Company added professional staff in its financial reporting function to complete balance sheet and income statement account reconciliations in a timely manner. We believe that the above actions have strengthened and significantly improved our internal control over financial reporting.

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

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding the Company’s directors, executive officers, and certain key employees:

NAME	AGE	POSITION
John B. Zumwalt, III	56	Director, CEO and Chairman of the Board
Robert J. Paulsen	55	Director, Executive Vice President, Secretary and Vice Chairman of the Board
Todd J. Kenner	46	Director and President
Wayne J. Overman	53	Director and Senior Vice President
William D. Pruitt	67	Director, non-employee
Phillip E. Searcy	73	Director, non-employee
Frank A. Stasiowski	59	Director, non-employee
Donald J. Vrana	45	Senior Vice President, CFO and Treasurer
Clarence E. Anthony	48	Chief Marketing Officer
Max D. Crumit	46	National Service Director of Transportation
L. Dean Fox	57	National Business Sector Manager of Federal Strategic Programs
Cecilia R. Green	50	National Service Director—Environmental Sciences
Becky S. Schaffer	62	Corporate Counsel, Vice President and Assistant Secretary

John B. Zumwalt, III, 56, is a Director and the Chairman of the Board of Directors. He has been an officer and director of The PBSJ Corporation since 1995. He was Chief Operating Officer from 1998 to 2002, President and Chief Executive Officer from 2002 to 2005 and Chairman and Chief Executive Officer since January 2005.

Robert J. Paulsen, 55, is Vice-Chairman and Secretary of the Board of Directors, and serves as Chairman of the Board of Directors of the subsidiary company Post, Buckley, Schuh and Jernigan, Inc. (PBS&J) Prior to his appointment as Chairman, Mr. Paulsen served Chief Operating Officer of PBS&J and as PBS&J’s National Director of Transportation Services. He has been an officer of the Company since 1993 and a Director of the Corporation since 2000.

Todd J. Kenner, 46, was appointed President of the Company in January 2005 and Chief Operating Officer and President of PBS&J in January 2007. From October 1992 through January 1998, Mr. Kenner directed the firm’s subsidiary activities in the western region of the United States. From January 1998 through January 2005, he served as a Regional Director over the Company’s West Region business interests. Mr. Kenner served as the Chief Marketing Officer from January 2002 through October 2006.

Wayne J. Overman, 53, was appointed Senior Vice President of the subsidiary company Post, Buckley, Schuh and Jernigan, Inc. and a Director of the Corporation in 2007. He has been an officer of the firm since he joined PBS&J through the Company’s 1997 acquisition of Espey, Huston, & Associates, Inc. (EH&A). Since October 2006, he has served as Deputy Service Director for PBS&J Transportation business line, Director of the firm’s Aviation Services, a member of PBS&J Business Operation Committee and the PBS&J Federal Strategy Committee.

William D. Pruitt, 67, has been a Board Member of the Company since July 2005, and has been the Chairman of the Company’s Audit Committee since 2003. Mr. Pruitt served as Chairman of the audit committee of KOS Pharmaceuticals, Inc., a fully integrated specialty pharmaceutical company, until it was acquired in 2006. He was also Chairman of the Audit Committee for Adjoined Consulting, Inc., which was a full-service management consulting firm, until it was merged into Kanbay International, a global consulting firm, in February 2006.

Phillip E. Searcy, 73, was appointed Director of the Company in July 2005, after previously serving on the Company’s Corporate Audit Committee. Mr. Searcy had previously been employed by the Company in November 1972 until his retirement in 1996. He now serves as Chairman of the Company’s Compensation Committee and the Governance Committee.

Frank A. Stasiowski, 59, has been a Director of the Company since July 2005. Mr. Stasiowski is the Chairman of the Company’s Nominating Committee. Mr. Stasiowski is also President, Chief Executive Officer and a founding owner of PSMJ Resources, Inc., a global publishing, education, consulting and trade show company. Mr. Stasiowski is a licensed architect with degrees from the Rhode Island School of Design and a Masters’ degree in Business Administration from Bryant University.

Donald J. Vrana, 45, is the Company’s Chief Financial Officer and Treasurer. He has been an officer and director of PBS&J since his hire on October 31, 2005. From 1996 to 2005, he was employed at SITEL Corporation in various positions, most recently as Chief Accounting Officer, Controller and Treasurer.

Clarence E. Anthony, 48, joined PBS&J as Director of Government Relations and Board member in August 2004. From August 2004 through September 2006, Mr. Anthony directed the firm’s national business development organization. He was appointed Chief Marketing Officer in October 2006. Prior to joining PBS&J, Mr. Anthony was president of his own firm and provided consulting services to PBS&J involving intergovernmental coordination, community outreach, and environmental justice.

Max D. Crumit, 46, has been a PBS&J Director since 2003 and was named Executive Vice President and National Service Director for the Transportation Service in 2002. Mr. Crumit joined the Company in 1990 as a senior project manager in the firm’s general consulting contract with Florida’s Turnpike and served as Program Director for this program from 1997 to 2002.

L. Dean Fox, 57 joined PBS&J in October 2006 as a Senior Vice President, a Director of PBS&J Constructors and the National Business Sector Manager of Federal Strategic Programs. He became a Director of PBS&J in January 2007. Mr. Fox joined the Company following his retirement from the US Air Force after 34 years of military service to our country. He served at numerous levels in the Air Force and in a number of headquarters and command assignments.

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

ITEM 11.	Executive Compensation

Incorporated herein by reference from the Company’s 2008 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Company’s 2008 Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions

Incorporated herein by reference from the Company’s 2008 Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services

Incorporated herein by reference from the Company’s 2008 Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following is a list of financial information filed as a part of this Annual Report:

1.	Consolidated Financial Statements—The following financial statements of The PBSJ Corporation and its subsidiaries are contained in Item 8 of this Form 10-K:

a)	Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

b)	Consolidated Balance Sheets at September 30, 2007 and 2006.

c)	Consolidated Statements of Operations for each of the three years in the period ended September 30, 2007.

d)	Consolidated Statements of Stockholders’ Equity and comprehensive income at September 30, 2007, 2006, and 2005.

e)	Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2007.

f)	Notes to the Consolidated Financial Statements.

2.	Financial Statement Schedules—The financial statement schedule information is included as part of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

3.	A list of exhibits to this Annual Report is set forth in the Exhibit Index appearing elsewhere in this Annual Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The PBSJ Corporation

Date: December 18, 2007	/s/ Donald J. Vrana
Donald J. Vrana
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of The PBSJ Corporation.

Date: December 18, 2007	/s/ John B. Zumwalt III
John B. Zumwalt III
Chairman of the Board and
Chief Executive Officer

Date: December 18, 2007	/s/ Donald J. Vrana
Donald J. Vrana
Senior Vice President and
Chief Financial Officer

Date: December 18, 2007	/s/ Robert J. Paulsen
Robert J. Paulsen
Director, Executive Vice
President, Secretary and Vice
Chairman of the Board

Date: December 18, 2007	/s/ Todd J. Kenner
Todd J. Kenner
Director and President

Date: December 18, 2007	/s/ Wayne J. Overman
Wayne J. Overman
Director and Senior Vice
President

Date: December 18, 2007	/s/ William D. Pruitt
William D. Pruitt
Director

Date: December 18, 2007	/s/ Phillip E. Searcy
Phillip E. Searcy
Director

Date: December 18, 2007	/s/ Frank A. Stasiowski
Frank A. Stasiowski
Director

Exhibit Index

Exhibit Number	Description
3.1	Articles of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws. (1)(4)

4.1	Form of Specimen Stock Certificate. (1)

10.1	The PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust, amended and restated, dated February 22, 2002. (2)(3)

10.1(a)	Promissory Note previously filed as Exhibit 10.1 in Form 10-Q dated May 15, 2001; Promissory note, dated March 19, 2001, between Suntrust Bank, a Georgia corporation, and Post, Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary.

10.2	Supplemental Income Plan effective as of January 12, 1988, as amended September 27, 1995. (1)

10.2(a)	Mortgage Security Agreement previously filed as Exhibit 10.2 in Form 10-Q dated May 15, 2001; Agreement, dated March 19, 2001, between Suntrust Bank, a Georgia corporation, and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary, as amended on December 10, 2003. (4)

10.3	Consulting/Supplemental Retirement/Death Benefits Agreement, dated November 6, 1987, between the Registrant and H. Michael Dye, as amended on October 16, 1989, August 21, 1991, March 1, 1993, February 6, 1995, May 19, 1998, November 22, 1999 and January 2, 2002. (1)

10.3(a)	ISDA Master Agreement previously filed as Exhibit 10.3 in Form 10-Q dated May 15, 2001; Agreement, dated March 8, 2001, between Suntrust Bank and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary. (4)

10.4	Supplemental Retirement/Death Benefits Agreement, dated December 17, 1987, between the Registrant and Robert J. Paulsen, as amended January 1, 2002 and January 1, 2004. (1)

10.4(a)	Schedule to the ISDA Master Agreement previously filed as Exhibit 10.4 in Form 10-Q dated May 15, 2001; Agreement, dated March 8, 2001, between Suntrust Bank and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary.

10.5	Supplemental Income Agreement, dated as of July 29, 1996, between the Registrant and Robert J. Paulsen (1)

10.5(a)	Confirmation of Interest Rate Transaction previously filed as Exhibit 10.5 in Form 10-Q dated May 15, 2001; Confirmation, dated March 9, 2001, between Suntrust Bank and Post Buckley, Schuh & Jernigan, Inc., the Registrant’s subsidiary. (4)

10.6	Employment/Retirement Benefits Agreement, dated February 15, 1999, between the Registrant and William W. Randolph. (1)

10.7	Supplemental Retirement/Death Benefits Agreement, dated December 17, 1987, between the Registrant and Richard A. Wickett, as amended on April 27, 1989, May 19, 1998, November 22, 1999 and January 2, 2002. (1)

10.8	Supplemental Retirement/Death Benefits Agreement dated December 17, 1987, between the Registrant and John B. Zumwalt, III, as amended on May 19, 1998, November 22, 1999, January 2, 2002 and January 1, 2004. (1)

10.9	Agreement, dated as of April 1, 1993, between the Registrant and John B. Zumwalt, III (1)

10.10	Split-Dollar Life Insurance Agreement dated February 1, 1999, by and between The Randolph Insurance Trust and the Registrant. (1)

Exhibit Number	Description
10.11	Credit Agreement, dated as of June 28, 1996, by and among Nationsbank, N.A., Suntrust Bank, Miami, N.A., Post, Buckley, Schuh and Jernigan, Inc., The PBSJ Corporation, and the subsidiaries named therein, as amended on July 3, 1997, June 30, 1999, June 30, 2002 and May 6, 2003. (1)(4)

10.12	Lease Agreement, dated as of March 25, 1998, by and between Post, Buckley, Schuh & Jernigan, Inc. and Highwoods/Florida Holdings L.P. as successor in interest to Cypress-Tampa II L.P., as amended on May 26, 1998, December 26, 1998, November 29, 1999, March 1, 2000 and July 1, 2003. (1)(4)

10.13	Employment Offer Letter dated October 7, 2005, between the Registrant and Donald J. Vrana. (5)

10.14	The PBSJ Corporation Stock Ownership Plan. (2)

10.15	Lease agreement, dated as of May 30, 2000, by and between Post, Buckley, Schuh & Jernigan, Inc. and RREEF American Reit Corp. G as amended on August 12, 2002 and February 19, 2003. (4)

10.16	Amendment No. 2 to Amended and Restated Credit Agreement, dated June 27, 2005, by and among Bank of America, N.A., The PBSJ Corporation, and the subsidiaries named therein, as amended May 5, 2003 and June 30, 2002. (5)

10.17	Key Employee Supplemental Option Plan effective as of July 23, 2002, as amended August 1, 2003. (4)

10.18	Agreement, dated as of April 1, 1993, between the Registrant and John S. Shearer. (4)

10.19	Amendment to Supplemental Income Retirement Agreement, dated January 1, 2000, between the Registrant and Todd J. Kenner. (4)

10.20	Key Employee Supplemental Income Program Agreement, dated January 1, 2004, between the Registrant and Todd J. Kenner. (4)

10.21	Supplemental Retirement/Death Benefits Agreement, dated September 24, 1986, between the Registrant and Phillip E. Searcy, as amended on April 17, 1989, October 18, 1993, February 6, 1995 and May 8, 2000. (4)

10.22	Agreement, dated April 1, 2005, between the Registrant and Rosario Licata. (4)

10.23	Agreement, dated April 22, 2005, between the Registrant and William Scott DeLoach. (4)

10.24	Agreement, dated November 23, 2005, between the Registrant and Maria Marietta Garcia. (4)

10.25	Non-Negotiable Promissory Note, dated February 23, 2006, between the Registrant and Kathryn J. Wilson. (4)

10.26	Non-Negotiable Promissory Note, dated February 23, 2006, between the Registrant and Richard A. Wickett. (4)

10.27	Tolling Agreement, dated March 16, 2006, between the Registrant and Kathryn J. Wilson. (4)

10.28	Tolling Agreement, dated March 16, 2006, between the Registrant and Richard A. Wickett. (4)

10.29	Non-Negotiable Promissory Note, dated February 13, 2007, between the Registrant and Richard J. Wickett. (4)

10.30	The PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust, amended and restated, dated January 1, 2007. (4)

10.31	The First Amendment to the PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust, amended and restated, dated January 1, 2007. (4)

Exhibit Number	Description
10.32	Amendment No. 4 to Amended and Restated Credit Agreement, dated November 14, 2007, by and among Bank of America, N.A., The PBSJ Corporation, and the subsidiaries named therein, as amended June 15, 2005, May 5, 2003, and June 30, 2002. (5)

10.33	Agreement, dated as of August 31, 2007 between the Registrant and Greenebaum and Rose Associates, Inc. (6)

14.1	PBSJ Code of Conduct. (4)

21.1	Subsidiaries of the Registrant. (4)

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (6)

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (6)

32.1	Chief Executive Officer Certification and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

(1)	Previously filed with the Registration Statement on Form 10 filed with the Commission on June 27, 2000.
(2)	Previously filed with the Amended Registration Statement on Form 10A filed with the Commission on September 26, 2000.
(3)	Previously filed with the Form 10-Q in a prior period.
(4)	Previously filed with the Form 10-K in a prior period.
(5)	Previously filed with the Form 8-K in a prior period.
(6)	Filed herewith.