Form 10-Q
period 2007-12-31
PBSJ CORP /FL/
filed 2008-02-14
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

As of January 31, 2008, there were 6,541,057 shares of Common Stock Class A, $.00067 par value per share, outstanding.

THE PBSJ CORPORATION

Form 10-Q

For the Quarterly Period Ended December 31, 2007

PART 1 FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PBSJ CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

	December 31, 2007	September 30, 2007
(Amounts in thousands, except share and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$6	$8,481
Accounts receivable, net	90,573	83,485
Unbilled fees	70,773	78,511
Other current assets	8,039	3,183

Total current assets	169,391	173,660
Property and equipment, net	36,136	34,932
Cash surrender value of life insurance	10,980	10,687
Deferred income taxes	11,208	11,558
Goodwill	21,692	21,692
Intangible assets, net	790	886
Other assets	4,750	4,954

Total assets	$254,947	$258,369

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$82,353	$85,135
Accrued reimbursement liability	5,603	8,385
Current portion of long-term debt	6,608	512
Current portion of capital leases	1,178	347
Accrued vacation	10,321	12,518
Billings in excess of costs	3,782	3,943
Deferred income taxes	32,044	27,909

Total current liabilities	141,889	138,749
Long-term debt, less current portion	6,269	6,397
Capital leases, less current portion	273	358
Deferred compensation	13,759	13,364
Other liabilities	20,035	21,405

Total liabilities	182,225	180,273

Stockholders’ Equity:
Common stock, par value $0.00067, 15,000,000 shares authorized, 6,862,009 shares issued and outstanding at September 30, 2007	—	5
Common stock Class A, par value $0.00067, 15,000,000 shares authorized, 6,546,073 shares issued and outstanding at December 31, 2007	4	—
Common stock Class B, non-voting, par value $0.00067, 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2007 and September 30, 2007	—	—
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2007 and September 30, 2007	—	—
Retained earnings	74,053	81,040
Accumulated other comprehensive loss	(1,243)	(1,246)
Employee shareholders’ loans, unearned compensation and other	(92)	(1,703)

Total stockholders’ equity	72,722	78,096

Total liabilities and stockholders’ equity	$254,947	$258,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PBSJ CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
	2007	2006
(Amounts in thousands, except per share amounts)
Earned revenues:
Engineering fees	$144,377	$129,714
Direct reimbursable expenses	33,012	28,575

Net earned revenues	111,365	101,139

Costs and expenses:
Direct salaries and direct costs	39,577	37,337
General and administrative expenses, including indirect salaries	67,528	63,476
Loss on recoveries	—	23
Investigation and related costs	—	2,021

Total costs and expenses	107,105	102,857

Operating income (loss)	4,260	(1,718)

Other income (expense):
Interest expense	(107)	(405)
Other, net	82	17

Total other income (expense)	(25)	(388)

Income (loss) before income taxes	4,235	(2,106)

Provision for income taxes (benefit)	2,111	(689)

Net income (loss)	$2,124	$(1,417)

Net income (loss) per share:
Basic	$0.34	$(0.23)

Diluted	$0.33	$(0.23)

Weighted average shares outstanding:
Basic	6,278	6,274

Diluted	6,365	6,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PBSJ CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
	2007	2006
(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$2,124	$(1,417)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase in cash surrender value of life insurance	(229)	(44)
Depreciation and amortization	2,305	2,825
Provision for bad debts and unbillable amounts	606	250
Provision for deferred income taxes	5,730	2,932
Amortization of deferred compensation and other changes	667	472
Excess tax benefit on vesting of restricted stock	(1,274)	—
Reversal of accrued reimbursement liability	(1,619)	—
Changes in:
Operating working capital	(13,742)	(11,225)
Non currrent assets and liabilities	(1,166)	(657)

Net cash used in operating activities	(6,598)	(6,864)

Cash flows from investing activities:
Investment in life insurance policies	(64)	(75)
Purchases of property and equipment	(2,925)	(2,426)

Net cash used in investing activities	(2,989)	(2,501)

Cash flows from financing activities:
Borrowings under line of credit	15,637	70,292
Payments under line of credit	(9,541)	(57,849)
Principal payments under mortgage note and capital lease obligations	(213)	(224)
Excess tax benefit on vesting of restricted stock	1,274	—
Common stock:
Collection of employee shareholders’ loans	1,738	—
Payments for repurchase of common stock	(7,783)	(2,462)

Net cash provided by (used in) financing activities	1,112	9,757

Net increase (decrease) in cash and cash equivalents	(8,475)	392
Cash and cash equivalents at beginning of period	8,481	10

Cash and cash equivalents at end of period	$6	$402

Non-cash investing and financing activities:
Property and equipment financed under capital leases	$831	$34
Payable to former shareholders for repurchase of stock	$—	$80
Adoption of FIN 48, Accounting for Uncertainty in Income Taxes	$2,743	$—
Cash paid for interest	$271	$653
Cash paid for income taxes	$1,237	$1,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

The PBSJ Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the interim reporting rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the interim period contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of The PBSJ Corporation (the “Company”) as of December 31, 2007, and the results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2007. The accounting policies followed for interim financial reporting are the same as disclosed in Note 1 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. The results of operations for the three-month periods ended December 31, 2007 and 2006, are not necessarily indicative of the results to be expected for the fiscal year.

Capital Structure

The bylaws of the Company require that common stock held by employee shareholders who terminate employment with the Company be offered for sale at fair market value to the Company, which has a right of first refusal. Should the Company decline to purchase the shares, the shares must next be offered to the Company’s profit sharing and employee stock ownership plan at fair market value, and then ultimately to shareholders who are employees of the Company. The bylaws of the Company provide that the fair market value be determined by an appraisal. Other than agreements with certain retired Directors, as of December 31, 2007 and September 30, 2007, there is no outstanding common stock held by individuals no longer employed by the Company.

On November 3, 2007, at a special shareholders meeting, the shareholders of the Company approved certain amendments to its Articles of Incorporation and bylaws. The shareholders approved the reclassification of total existing authorized shares of common stock as Class A Common Stock, to create a new class of non-voting common stock with 5,000,000 authorized shares entitled Class B Common Stock and to authorize the issuance of up 10,000,000 shares of Preferred Stock, with designations, preferences, right and limitations as adopted by the Board of Directors.

On January 19, 2008, at the Company’s annual meeting, the shareholders of the company approved certain amendments to the Company’s bylaws, related to the procedures for the issuance, sale and redemption of stock. The shareholders also approved the Amended and Restated 2008 Employee Stock Ownership and Direct Purchase Plan, the 2008 Employee Payroll Stock Purchase Plan, 2008 Employee Restricted Stock Plan and the election of Directors.

Pursuant to the terms of its credit agreement, the Company cannot declare or pay dividends in excess of 50% of its net income. The Company has not previously paid cash dividends on its common stock and has no present intention of paying cash dividends on its common stock in the foreseeable future. All earnings are retained for investment in its business.

Other Employee Stock Sales and Purchases

The stock offering window usually takes place on an annual basis during the second fiscal quarter. The stock window allows full time and part time regular employees to purchase shares of Class A common stock and existing shareholders to offer shares of common stock for sale to the Company. Under the corporate bylaws, the Company has the right of first refusal to purchase these shares. If the Company declines to purchase the offered shares, they are offered to the Employee Profit Sharing and Stock Ownership Plan and Trust (“ESOP”) and then to all shareholders of the Company.

The Company cancelled the stock window for fiscal 2007 because the Company was not current in filing its quarterly reports for fiscal 2007 with the SEC. Instead the Company authorized an internal market window (“internal window”) for employee shareholders to purchase and sell shares of the Company in July 2007. The Company facilitated this internal window by matching employee shareholders who wished to purchase and sell shares. The Company had the option, but not the obligation, to purchase any unmatched sell shares that employee shareholders wished to sell and which did not have a matching employee shareholder purchaser. Eligible buyers were employees and directors of the Company and the Company’s ESOP. At the end of the internal window, there were unmatched sell shares. The Company did not exercise its right to purchase the unmatched sell shares. The unmatched sell shares were next offered to the Company’s ESOP, which agreed to purchase all of the unmatched sell shares.

As a result of the internal window, the Company loaned funds for those shares that were matched, to those employee shareholders who wished to sell their shares for the full amount due. Employee shareholders that wished to purchase matched shares were required to execute promissory notes (“notes”) and pledge share agreements as collateral for the notes. The notes were interest free and were due on December 28, 2007. At September 30, 2007, the outstanding balance of the notes was $1.9 million, of which, approximately $332,000 was classified as other current assets and the remaining balance of $1.6 million was included as a reduction of stockholders’ equity in the accompanying condensed consolidated balance sheet. During the first quarter of fiscal 2008, the Company collected $1.7 million from employee shareholders. At December 31, 2007, the outstanding balance of the notes was approximately $114,000 and is included in other current assets in the accompanying condensed consolidated balance sheet. The outstanding balance of the notes at December 31, 2007 was collected in January 2008.

The Company expects to open its fiscal year 2008 stock window in the second fiscal quarter.

Earnings Per Share

A reconciliation of the number of shares used in computing basic and diluted earnings per share follows:

	Three Months Ended December 31,
	2007	2006
(Shares in thousands)
Weighted average shares outstanding—Basic	6,278	6,274
Effect of unvested restricted stock	87	—

Weighted average shares outstanding—Diluted	6,365	6,274

The effect of unvested restricted stock was not included in the computation of diluted net loss per share during the three-month period ended December 31, 2006 because the effect would have been antidilutive.

Comprehensive Income

Comprehensive income consists of net income and the minimum pension liability adjustment that, under Generally Accepted Accounting Principles (“GAAP”), is excluded from net income.

The components of comprehensive income are as follows:

	Three Months Ended December 31,
	2007	2006
(Dollars in thousands)
Net income (loss)	$2,124	$(1,417)
Other comprehensive income:
Minimum pension liability adjustment, net of tax	3	71

Total comprehensive income (loss)	$2,127	$(1,346)

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements” an amendment of ARB No. 51. This standard requires specific financial disclosures of consolidated noncontrolling interest with the objective of improving the relevance, comparability, and transparency of the financial information relating to non-controlling interest in a consolidated subsidiary. The Company is required to adopt the recognition and related disclosure provisions of SFAS 160 beginning with interim periods of fiscal year ending September 30, 2010, earlier adoption is prohibited. The Company does not believe the adoption of SFAS 160 will have a material impact on its condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), “Business Combinations”. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Company is required to adopt the recognition and related disclosure provisions of SFAS 141(R) beginning with interim periods of fiscal year ending September 30, 2010, earlier adoption is prohibited. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes an interpretation of FASB No. 109” (“FIN 48”). This interpretation establishes guidelines and thresholds that must be met for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 in our first quarter of fiscal 2008, beginning on October 1, 2007. As a result of the adoption of FIN 48, the Company has recognized a change in the liability for unrecognized tax benefits of $2.5 million and an increase of approximately $200,000 in accrued interest, which was accounted for as a reduction to the October 1, 2007 balance of retained earnings in the accompanying condensed consolidated financial statements.

2.	Misappropriation Loss

In March 2005, subsequent to the issuance of the Company’s 2004 financial statements, the Company discovered misappropriations of the Company funds by our former Chief Financial Officer and two former employees. An investigation conducted by independent counsel revealed that at least $36 million was misappropriated between January 1, 1998 and the discovery of the misappropriations in March 2005. The Company has not discovered and does not expect to discover any additional misappropriation.

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

The Company determined corrected overhead rates considering the impact of the misappropriations and considering the impact of additional errors identified. The Company entered into settlement agreements for many of these clients and agencies, including without limitation, the Department of Justice, the State of Texas Department of Transportation and the Florida Department of Transportation. The Company and its advisors have been working with its government clients to finalize the refund amount. The Company estimates that the cumulative refund amount, before any payments, resulting from the overstated overhead rates is $36.2 million through December 31, 2007, including interest that the Company will generally be required to reimburse its government clients.

Based on settlements to date and new information, the Company changed its estimate of the accrued reimbursement liability and recorded a reduction in the liability with a corresponding increase in engineering fees in the amount of approximately $1.5 million during the three-month period ended December 31, 2007. At December 31, 2007 and September 30, 2007, the accrued reimbursement liability was $5.6 million and $8.4 million, respectively, in the accompanying condensed consolidated balance sheets.

(Dollars in thousands)
Balance at September 30, 2007	$8,385
Payments	(1,163)
Interest and other	(124)
Adjustments	(1,495)

Balance at December 31, 2007	$5,603

During the course of the investigation into the misappropriations of funds by certain former employees, the Company identified and recovered certain assets acquired by the participants using the misappropriate Company funds. Assets recovered during the investigation and not yet liquidated were recorded at estimated fair value less estimated costs to sell. These recovered assets are included in other non-current assets in the accompanying balance sheets as such assets no longer meet the criteria to be classified as assets held for sale. At December 31, 2007 and September 30, 2007, the remaining recovered assets consist of a condominium and jewelry with a carrying value of approximately $468,000. The Company intends to sell the remaining assets as soon as is practicable.

Gain from recovered assets has been recognized at the estimated fair value of the assets recovered, less related debt and estimated costs to sell the assets. The loss on recovered assets is included in (gain) loss on recoveries in the accompanying condensed consolidated statements of operations for the three-month period ended December 31, 2006.

The Company has incurred certain professional fees and other costs that relate to the investigation of the embezzlement and the recovery of assets. These expenses include legal fees, forensic audit fees and related costs, and other costs associated with the recovery and maintenance of misappropriated assets. Collectively, these costs are stated as investigation and related costs in the accompanying condensed consolidated statements of operations and are recorded in the period the costs are incurred.

During the three-month period ended December 31, 2006, the Company recorded loss on recoveries of $23,000, consisting of losses on disposal of assets held for sale of approximately $111,000, offset by $88,000 in recoveries of misappropriated funds. During the three-month period ended December 31, 2006, the Company incurred approximately $2.0 million in investigation and related costs.

The recorded gains and losses from recovered assets and the investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of general and administrative costs to total Company general and administrative costs.

3.	Long-Term Debt

The following table lists long-term debt including the respective current portions:

	December 31, 2007	September 30, 2007
(Dollars in thousands)
Line of credit	$6,096	$—
Mortgage note payable due in monthly installments starting on April 16, 2001, with interest, collateralized by real property; unpaid principal due March 16, 2011. Interest at LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points (5.65% and 6.19% at December 31, 2007 and September 30, 2007, respectively).	6,781	6,909
Capital lease obligations	1,451	705

	14,328	7,614

Less current portion of long-term debt	6,608	512
Less current portion of capital lease obligations	1,178	347

Long-term debt and capital lease obligations	$6,542	$6,755

In November 2007, the Company renegotiated its existing line of credit agreement with Bank of America, N.A. (the “Bank”) to increase the line of credit from $58 million to $60 million and to extend the maturity date of June 30, 2008 to a new maturity date of October 2011. As part of the extension agreement, substantially all the terms and conditions remained the same and the minimum levels of net worth requirement was eliminated from the agreement. The line of credit agreement provides for the issuance of letters of credit. The letters of credit reduce the maximum amount available for borrowing. As of December 31, 2007 and September 30, 2007, the Company had letters of credit outstanding totaling $5.4 million and $1.9 million, respectively, including letters of credit for $1.8 million to guarantee insurance payments. As a result of the issuance of these letters of credit and outstanding borrowings, the maximum amount available for borrowing under the line of credit was $48.5 million and $56.1 million as of December 31, 2007 and September 30, 2007, respectively.

The interest rate (5.35% at December 31, 2007 and 5.85% at September 30, 2007) is, at the Company’s option either, LIBOR plus 50 basis points or prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The rate increases to LIBOR plus 75 basis points or prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The line of credit is collateralized by substantially all of the Company’s assets. The Company was in compliance with all financial covenants and ratios as of December 31, 2007.

On March 19, 2001, the Company entered into a mortgage note with an original principal amount of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 5.65% and 6.19% at December 31, 2007 and September 30, 2007, respectively. Our adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%. The mortgage agreement contains clauses requiring the maintenance of various covenants and financial ratios. In October 2007, the Company negotiated a modification to the mortgage note by eliminating the minimum levels of net worth requirement from the mortgage note. The mortgage note is collateralized by the office building located in Maitland, Florida. The Company was in compliance with all financial covenants and ratios as of December 31, 2007.

The Company’s capital leases primarily relate to equipment. The interest rate used in computing the minimum lease payments range from 2.72% to 5.23%. The leases were capitalized at the lower of the present value of minimum lease payments or the fair market value of the equipment at the inception of the lease.

4.	Defined Benefit Retirement Plan

The Company uses a September 30 measurement date for its plans. The following table provides a summary of the Company’s periodic costs related to its defined benefit retirement plan:

	Three Months Ended December 31,
	2007	2006
(Dollars in thousands)
Service benefits earned during period	$116	$123
Interest cost on projected benefit obligation	208	195
Amortization:
Net loss from past experience	30	109

Net periodic pension cost	$354	$427

5.	Restricted Stock

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

Effective October 1, 2006, the Company has adopted SFAS No.123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) using the modified prospective method. The adoption of SFAS 123(R) did not have a material impact on the Company’s financial position, results of operations or cash flows. Restricted stock is recorded at fair value on the date of issuance. Pursuant to Company guidelines, the Company may not issue restricted stock if, after issuing the shares, the total number of restricted shares outstanding would exceed ten percent of the total shares outstanding. The Company satisfies the issuance of restricted stock with newly issued shares.

The Company issues restricted stock for the following purposes:

Retention

This program awards restricted shares to key employees in middle management or higher positions for the purpose of providing long-term incentives. The awards are made on a case-by-case basis at the discretion of Senior Management. These awards are issued and become fully vested usually after five years of continuous service with the Company.

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

Other

The Company has one other plan under which no new grants have been awarded since fiscal year 1997. As of December 31, 2007, this plan had 119,935 shares outstanding with unrecognized compensation cost of approximately $65,000 which will be recognized through 2017.

The following tables summarize information about restricted shares:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at September 30, 2007	381,237	$14.82
Granted	13,036	24.34
Vested	(15,354)	19.12
Forfeited	(6,090)	6.70

Unvested at December 31, 2007	372,829	$15.26

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Unrecognized Compensation Cost	Remaining Weighted Average Period (in years)
December 31, 2007
Retention	176,234	$19.41	$1,895,246	4.0
Acquisition	31,782	26.08	307,129	1.7
KERP	44,878	23.48	827,387	10.1
Other	119,935	3.22	65,373	4.5

	372,829	$15.26	$3,095,135

The weighted average grant-date fair value of shares granted during the three-month periods ended December 31, 2007 and 2006 was $24.34. The total fair value of shares vested, on the vesting dates, for the three-month periods ended December 31, 2007 and 2006 were $294,000 and $175,000, respectively. The total amount of compensation expense recognized under these agreements during the three-month periods ended December 31, 2007 and 2006, was $230,000 and $248,000, respectively, and was included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The income tax benefit related to compensation expense under these agreements was $91,000 and $96,000 for the three-month periods ended December 31, 2007 and 2006, respectively.

6.	Commitments and Contingencies

The Company is obligated under various non-cancelable leases for office facilities, furniture, and equipment. Certain leases contain renewal options, escalation clauses and payment of certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties.

As of December 31, 2007, there were various legal proceedings pending against the Company, where plaintiffs allege damages resulting from the Company’s engineering services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract. The Company accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. During the first quarter of fiscal year 2008, the Company settled two large cases and several smaller ones that resulted in a reduction of the accrual of approximately $808,000. Additionally, the company paid several large invoices as part of the settlement for the City of Frisco/Teel Road claim, causing an additional reduction to the accrual of approximately $136,000. As of December 31, 2007 and September 30, 2007, the Company had accruals of approximately $3.5 million and $4.4 million, respectively, for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable and can be reasonably estimated.

In July 1998, the Company entered into an agreement with West Frisco Development Corporation (“WFDC”) to provide various services, among which was a flood plain study to be used by WFDC, the City of Frisco and the Federal Emergency Management Agency (“FEMA”). In 2003, the City of Frisco retained the services of a third-party architecture and engineering firm in connection with the extension and widening of Teel Road which lies within the greater drainage basin included in the Company’s original flood plain study. This architecture and engineering firm’s assessment of the flood plain study determined that the Company used incorrect assumptions when calculating the size of the drainage culverts required for the increased development of the area’s transportation infrastructure. Based on this assessment, the Company has entered into negotiations with the City of Frisco to correct the drainage needs to support the Teel Road expansion project. As a result, the Company had recorded an estimated liability of $3.1 million to cover the costs associated with correcting the drainage needs of the Teel Road expansion project. Included in this estimate is the purchase of a parcel of land for $1.5 million, the remaining balance of $1.4 million and $1.6 million is reflected in other liabilities in the accompanying condensed consolidated balance sheets as of December 31, 2007 and September 30, 2007, respectively.

The Company expects to pay these liabilities over the next one to three years. Management is of the opinion that the liabilities ultimately resulting from such existing and other pending proceedings, lawsuits and claims will not materially affect the Company’s financial position, results of operations or cash flows.

The Company maintains a full range of insurance coverages, including worker’s compensation, commercial general liability (which includes property coverage) commercial auto and professional liability (which includes pollution coverage). The Company’s insurance policies may offset the amount of loss exposure from legal actions.

In the course of our investigation of the accounting irregularities and misappropriations, it was determined that there were possible violations relating to past political contributions by us and certain of our employees. The United States Attorney’s Office for the Southern District of Florida (Miami) and the Federal Bureau of Investigation have conducted an investigation relating to improper campaign contributions including improper use of political action committees. The Company produced documents and other information to the government and fully cooperated with the investigation. Authorities have verbally informed the company’s external legal counsel that unless adverse additional information is discovered, they do not intend to charge the company. Therefore, criminal charges have been filed against two of the Company’s former chairmen who have entered into plea agreements. At the present time, the Company believes it is unlikely that criminal charges will be filed against us in this matter, but the authorities are not precluded from bringing charges, and circumstances may change.

In October 2007, the Federal Election Commission advised the Company that it was commencing an investigation into alleged violations of the Federal Election Campaign Act of 1971, as amended, based on the improper campaign contributions including improper use of political action committees. At the present time the Company is unable to predict the likely outcome of this investigation.

The United States SEC is also conducting an investigation of the accounting irregularities and misappropriations of funds. The Company is fully cooperating with the investigation and has produced documents and other information to the commission. At the present time, the Company is unable to predict the likely outcome of this investigation.

In December 2007, the Company signed a non-binding letter of intent to acquire a Southeastern environmental and engineering consulting firm at a purchase price of $2.25 million. The company anticipates the acquisition to be completed in March 2008.

7.	Income Taxes

The income tax provisions (benefit) were $2.1 million and ($689,000), which represented effective tax rates of 49.9% and (32.7%), for the three-month periods ended December 31, 2007 and 2006, respectively.

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

Effective October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48” or the “Interpretation”). The Interpretation prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company recognized a change in the liability for unrecognized tax benefits of approximately $2.5 million and an increase of approximately $200,000 in accrued interest, which was accounted for as a reduction to the October 1, 2007 balance of retained earnings in the accompanying condensed consolidated balance sheet as of December 31, 2007.

As of October 1, 2007, the Company had total unrecognized tax benefits of $12.6 million. During the quarter ended December 31, 2007, the Company had no significant changes in these tax positions related to the current or prior reporting periods, changes in settlements with taxing authorities, nor as a result of the lapse of any applicable statues of limitations.

The Company recognizes interest and penalties, if applicable, related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of operations. As of December 31, 2007, the Company had accrued approximately $1.5 million in interest and zero in penalties. During the quarter ended December 31, 2007, the Company accrued $260,000 in interest related to unrecognized tax benefits.

As of December 31, 2007, the Company believes that unrecognized tax benefits will be decreased by $2.6 million within one year. As of the quarter ended December 31, 2007, no material changes have occurred in our estimates or expected events related to anticipated changes in our unrecognized tax benefits.

The Company files tax returns with the U.S. Federal Government, various state and local jurisdictions, as well as Puerto Rico. With few exceptions, we are no longer subject to U.S. Federal, State and Local, or Puerto Rico examination by tax authorities for years before October 1, 2003.

8.	Segment Reporting

The Company operations are composed of six operating segments for which financial information is available and is evaluated on a regular basis by its executive decision maker, who has authority to allocate resources and assess performance. The Company has aggregated these six operating segments into four reportable segments: Transportation Services, Construction Management, Civil Engineering and Environmental Services.

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

The Civil Engineering segment, through its two operating segments, Facilities and Applied Technologies provides civil engineering as well as specialized services to public and private clients. Included in these services are: site engineering and surveys, infrastructure engineering, master planning, disaster mitigation planning and response, asset assessment and management, emergency management and architectural and landscape design. The Company aggregated the Facilities and Applied Technologies operating segments into the Civil Engineering segment based on the similarities of services and clients.

The Environmental Services business segment, through its two operating segments, Environmental Sciences and Water focuses on the delivery of planning, design and construction management services for private and public sector clients related to air quality management, flood insurance studies, energy planning, hazardous and solid waste management, ecological studies, wastewater treatment, water resources, environmental toxicology analysis, aquatic treatment systems, reclaimed water, and water supply and treatment. The Environmental Services segment aggregated the Environmental Science and Water operating segments based on the affinity of clients and services provided. This aggregation will allow the consolidation of the three major markets where we provide environmental services, Water, Water Resources and Science into one umbrella, where the Company can provide a full range of services to its common clients.

Financial information relating to the Company’s operations by segment is as follows:

	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
(Dollars in thousands) (Unaudited)
Three Months Ended December 31, 2007
Engineering fees	$57,816	$20,264	$35,831	$30,466	$144,377
Net earned revenues	41,124	17,076	29,660	23,505	111,365
Operating income (loss)	2,664	810	715	71	4,260
Depreciation and amortization	727	247	806	525	2,305
Purchases of property and equipment	1,032	432	799	662	2,925
Total assets as of December 31, 2007	102,093	35,783	63,271	53,800	254,947

Three Months Ended December 31, 2006
Engineering fees	$50,295	$20,530	$30,718	$28,171	$129,714
Net earned revenues	37,044	16,709	25,217	22,169	101,139
Operating income	282	743	(2,530)	(213)	(1,718)
Depreciation and amortization	939	317	952	617	2,825
Purchases of property and equipment	843	357	684	542	2,426
Total assets as of September 30, 2007	97,379	38,878	65,190	56,922	258,369

9.	Related Party Transactions

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

Pursuant to the Company’s bylaws, the Company is permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006 the Company repurchased 46,000 shares and 3,400 shares, respectively, of the Company’s stock from Richard Wickett and Kathryn Wilson in the original principal amounts of $1.2 million and $92,000, respectively. The shares were repurchased for $27.00 per share which represents the September 30, 2004 share price, pending completion of the valuation of the Company’s stock as of September 30, 2005. At December 31, 2006, the Company had an accrual of $49,400 for the difference between the purchase price and the September 30, 2005 share value of $28.00. At December 31, 2007, the notes bear interest at the rate of 7.5% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

On February 13, 2007, the Company repurchased an additional 46,607 shares of the Company’s stock from Richard Wickett in the original principal amount of approximately $1.0 million, by issuing a promissory note. The additional shares were purchased for $22.40 which represents 80% of the September 30, 2005 share price, pending completion of the valuation of the Company’s stock as of September 30, 2006. In May 2007, the September 30, 2006 valuation was completed establishing a valuation price of $24.34 per share. The Company recorded an additional accrual for the difference between the purchase price and the September 30, 2006 valuation price. The adjusted accrual balance for the stock price differential is approximately $579,000 at December 31, 2007 and September 30, 2007, and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. At December 31, 2007, the note bears interest at the rate of 7.5% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the note with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

The balances of the notes were $2.5 million at December 31, 2007 and September 30, 2007, and were included in other liabilities in the accompanying condensed consolidated balance sheets. Both notes are subject to the Company’s right of set off, which permits the Company to set off all claims it may have against the payee against amounts due and owing under the notes.

In July 2007, pursuant to the Company’s bylaws, the Company did not exercise its right of first refusal to redeem the shares offered for redemption by John Shearer, our former National Service Director and Senior Vice President. In accordance with the Company’s bylaws, the shares were next offered to our ESOP plan; the ESOP plan has agreed to redeem the shares over the course of five years. The first annual installment of 54,567 shares was redeemed on July 8, 2007 at the established valuation price of $24.34 for a total of $1.3 million. Subsequent annual installments of 10,940, 33,261, 33,261 and 33,261 shares will be redeemed in the second quarter of each fiscal year beginning with fiscal year 2008 by our ESOP plan at a price per share established by future valuations of the Company’s shares.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase an understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q.

This Form 10-Q and the information incorporated by reference in it include and are based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements can sometimes be identified by the fact that they do not relate strictly to historical or current facts and they frequently are accompanied by words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar terms and expressions. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry, and statements relating to our ability to be awarded government contracts, the adoption of certain laws by Congress, our ability to compete effectively with other firms that provide similar services, our ability to attract and retain clients, our ability to achieve future growth and success, our expectations for the public and private sector economic growth, the outcome of our internal investigation and the various on-going government investigations, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot assure you that our expectations in such forward-looking statements will turn out to be correct. Factors that may impact such forward-looking statements include, among others, our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, our ability to attract and retain skilled employees, our ability to comply with new laws and regulations, our insurance coverage covering certain events, the timing and amount of the spending bills adopted by the federal government and the states, the outcome of the investigations by the Department of Justice, the United States Attorney’s Office, the Securities and Exchange Commission, the Federal Bureau of Investigation, the Federal Election Commission, possible changes in collections of accounts receivable, risks of competition, changes in general economic conditions and interest rates, the risk that the Internal Revenue Service or the courts may not accept the amount or nature of one or more items of deduction, loss, income or gain we report for tax purposes and the possible outcome of pending litigation, legal proceedings and governmental investigations and our actions in connection with such litigation, proceedings and investigations, as well as certain other risks including those set forth under the heading “Risk Factors” and elsewhere in this Form 10-Q and in other reports filed by the Company with the Securities and Exchange Commission. All forward-looking statements included herein are only made as of the date such statements are made, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Subsequent written and oral forward-looking statements attributable to the Company or to persons acting on its behalf are qualified in their entirety to the cautionary statements set forth above and elsewhere in this Form 10-Q and in other reports filed by the Company with the Securities and Exchange Commission.

Actual results could differ materially from those projected in these forward-looking statements as a result of these factors, among others, many of which are beyond our control.

1.	Results of Operations

The following table sets forth the percentage of net earned revenue represented by the items in our condensed consolidated statements of operations for the three-month periods ended December 31, 2007 and 2006, respectively:

	Three Months Ended December 31,
	2007	2006
Engineering fees	129.6%	128.3%
Direct reimbursable expenses	29.6	28.3

Net earned revenues	100.0	100.0

Costs and expenses:
Direct salaries and direct costs	35.5	36.9
General and administrative expenses, including indirect salaries	60.7	62.8
Gain on recoveries	—	—
Investigation and related costs	—	2.0

Operating income (loss)	3.8	(1.7)
Interest expense	(0.1)	(0.4)
Other, net	0.1	—

Income (loss) before income taxes	3.8	(2.1)
Provision for income taxes (benefit)	1.9	(0.7)

Net income (loss)	1.9%	(1.4)%

A summary of our operating results for the three-month periods ended December 31, 2007 and 2006 is as follows:

	Three Months Ended December 31,
	2007	2006
(Dollars in thousands)
Engineering fees	$144,377	$129,714
Direct reimbursable expenses	33,012	28,575

Net earned revenues	111,365	101,139
Costs and expenses:
Direct salaries and direct costs	39,577	37,337
General and administrative expenses, including indirect salaries	67,528	63,476
Gain on recoveries	—	23
Investigation and related costs	—	2,021

Operating income (loss)	4,260	(1,718)
Interest expense	(107)	(405)
Other, net	82	17

Income (loss) before income taxes	4,235	(2,106)
Provision for income taxes (benefit)	2,111	(689)

Net income (loss)	$2,124	$(1,417)

Overview

Business Overview

We provide segment information on four reportable segments: Transportation Services, Construction Management, Civil Engineering, and Environmental Services.

We provide services to both private and public sector clients, with the public sector comprising approximately 77% of our engineering fees. During the three-month period ended December 31, 2007, all segments, experienced growth in engineering fees, except for the Construction Management segment. The Construction Management segment experienced a decrease in engineering fees primarily due to the winding down of projects in Texas and Mississippi and less than desirable growth of projects in the Georgia and Florida markets. The Civil Engineering segment continued to benefit from work assignments under several large contracts with the Mississippi Emergency Management Agency (“MEMA”) and the Department of Defense. This increase was partly offset by the continued softness in business activity in the residential market, especially in the West and the Southeast markets. The increase in engineering fees for the Transportation Services segment was due primarily to incremental workload in the National Services Practice and several other projects that started in the first quarter of fiscal 2008. Our Environmental Services segment experienced modest increase in engineering fees from our existing client base. As of December 31, 2007, our revenue backlog was about $569.7 million as compared to $557.4 million as of September 30, 2007, representing a 2.2% increase.

We earn revenue for time spent on projects, in addition to certain direct reimbursable expenses of our projects, such as subcontractors expenses, blueprints and travel and lodging. The fluctuation in direct reimbursable expenses, specifically subcontractors costs, including travel and lodging expenses, will influence the fluctuation of our net earned revenue (“NER”). For instance, our Transportation Services segment experienced an increase in direct reimbursable expenses during the three months ended December 31, 2007, as compared to the same period in 2006, resulting from a high usage of specialized subcontractors, including travel and lodging, related to several projects in the National Services Practice. As a result, our Transportation Services segment’s NER grew at a lower rate than its engineering fees, because more work was being performed by subcontractors. During the three months ended December 31, 2007, we experienced a decrease in indirect salaries as a percentage of NER reflecting an improvement in chargeability. As chargeability of our technical professionals’ time increases, direct salary costs increase proportionately along with it, while indirect salary costs decrease, as more of the technical staff’s time worked is being charged back to our clients.

Our NER is also impacted by our mix of chargeable and non-chargeable professional staff hours. As chargeability of our technical professionals’ time increases, engineering fees and direct salaries increase along with it, while indirect salaries decrease, as more of the technical staff’s time worked is being charged back to our clients. The higher utilization of our professional staff results in high labor margin performance and a proportionately higher increase in NER. When chargeability decreases, there is an increase in indirect salaries and a corresponding reduction in direct salaries and engineering fees.

Business Environment

The need to modernize and upgrade the transportation infrastructure in the United States has been a source of continued business for us through the last ten years. Fueling the initial growth in this market was the Intermodal Surface Transportation Efficiency Act of 1991 (“ISTEA”) and subsequent legislation, the Transportation Equity Act for the 21st Century (“TEA-21”), the Safe, Accountable, Flexible, Efficient Transportation Act: A Legacy for Users (“SAFETEA-LU”). The public is beginning to recognize the potential disasters that await should our nation’s acknowledged aging infrastructure not be addressed. Increasingly complex governmental regulations faced by our clients mean additional opportunities for consultants with specialized knowledge. Despite the need for improvements, federal funds have been stretched, which when combined with the rising costs of construction materials has created some sluggishness in our industry. Some rebounding took place in 2007 as the industry experienced a slight upturn in aviation and transit funding and as user-fee (toll road) projects continued to grow strong growth nationally.

The decline in the residential housing market intensified during 2007 as the sub-prime mortgage meltdown resulted in tighter credit and lower prices, causing builders and developers to curtail their operations substantially. The commercial development market, however remained reasonably stable, but may be affected in 2008. This was offset by the increase in federal spending associated with contracts from the Department of Defense for Base Realignment and Closure and U.S. Army Transformation activity, which our civil engineering services strongly support.

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

Segment Results of Operations

Our operations are composed of four operating segments for which financial information is available and is evaluated on a regular basis by its executive decision maker, who has authority to allocate resources and assess performance. The Company has aggregated these six operating segments into four reportable segments: Transportation Services, Construction Management, Civil Engineering and Environmental Services. We evaluate performance based on operating income (loss) of the respective operating segment. The discussion that follows is a summary analysis of the primary changes in operating results by reportable segment for the three-month period ended December 31, 2007 as compared to the same period in 2006.

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

The Construction Management segment provides a wide range of services as an agent for our clients, including contract administration, inspection, field-testing, scheduling/estimating, instituting project controls and quality assessment. We provide scheduling, cost estimating and construction observation services for the project, or its services may be limited to providing construction consulting.

The Civil Engineering segment provides civil engineering as well as specialized services to public and private clients. Included in these services are: site engineering and surveys, infrastructure engineering, master planning, disaster mitigation planning and response, asset assessment and management, emergency management and architectural and landscape design.

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

Net earned revenue represents the net effect of gross engineering fees less direct reimbursable expenses. Direct reimbursable expenses are primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints, and equipment where we are responsible for procurement and management of such cost components on behalf of the our clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up. Indirect salaries represent wages earned by technical personnel not assigned to client billable projects and administrative and support personnel wages as well.

	Three Months Ended December 31,
	2007	% of NER	2006	% of NER
(Dollars in thousands) (Unaudited)
Transportation Services
Engineering fees	$57,816	140.6%	$50,295	135.8%
Direct reimbursable expenses	16,692	40.6	13,251	35.8

Net earned revenues (NER)	41,124	100.0	37,044	100.0

Direct salaries and direct costs	14,726	35.8	13,780	37.2
Indirect salaries	9,720	23.6	9,350	25.2
General and administrative costs	14,014	34.1	12,922	34.9
Gain on recoveries	—	—	8	—
Investigation related expenses	—	—	702	1.9

Total costs and expenses	38,460	93.5	36,762	99.2

Operating income	$2,664	6.5%	$282	0.8%

Construction Management
Engineering fees	$20,264	118.7%	$20,530	122.9%
Direct reimbursable expenses	3,188	18.7	3,821	22.9

Net earned revenues (NER)	17,076	100.0	16,709	100.0

Direct salaries and direct costs	6,564	38.4	6,714	40.2
Indirect salaries	3,833	22.5	3,473	20.8
General and administrative costs	5,869	34.4	5,478	32.8
Gain on recoveries	—	—	3	—
Investigation related expenses	—	—	298	1.8

Total costs and expenses	16,266	95.3	15,966	95.6

Operating income	$810	4.7%	$743	4.4%

Civil Engineering
Engineering fees	$35,831	120.8%	$30,718	121.8%
Direct reimbursable expenses	6,171	20.8	5,501	21.8

Net earned revenues (NER)	29,660	100.0	25,217	100.0

Direct salaries and direct costs	10,426	35.2	9,374	37.2
Indirect salaries	7,659	25.8	7,313	29.0
General and administrative costs	10,860	36.6	10,485	41.6
Gain on recoveries	—	—	6	—
Investigation related expenses	—	—	569	2.3

Total costs and expenses	28,945	97.6	27,747	110.0

Operating income (loss)	$715	2.4%	$(2,530)	(10.0)%

Environmental Services
Engineering fees	$30,466	129.6%	$28,171	127.1%
Direct reimbursable expenses	6,961	29.6	6,002	27.1

Net earned revenues (NER)	23,505	100.0	22,169	100.0

Direct salaries and direct costs	7,861	33.4	7,469	33.7
Indirect salaries	6,580	28.0	6,131	27.7
General and administrative costs	8,993	38.3	8,324	37.5
Gain on recoveries	—	—	6	—
Investigation related expenses	—	—	452	2.0

Total costs and expenses	23,434	99.7%	22,382	101.0%

Operating income (loss)	$71	0.3%	$(213)	(1.0)%

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Engineering Fees

	Three Months Ended December 31,
	2007	2006	$ Change	% Change
(Dollars in thousands)
Transportation Services	$57,816	$50,295	$7,521	15.0%
Construction Management	20,264	20,530	(266)	-1.3%
Civil Engineering	35,831	30,718	5,113	16.6%
Environmental Services	30,466	28,171	2,295	8.1%

Total Engineering Fees	$144,377	$129,714	$14,663	11.3%

Engineering fees for the three-month period ended December 31, 2007, were $144.4 million as compared to $129.7 million in the same period in 2006, representing an increase of 11.3%. Substantially all of the increase was in the Transportation Services and Civil Engineering segments. Also affecting the increase in engineering fees was a change in our estimate of the accrued reimbursement liability estimate based on settlements to date and new information. As a result we have recorded a reduction in the liability with a corresponding increase in engineering fees in the amount of $1.5 million during the three-month period ended December 31, 2007. The backlog volumes increased by 2.2% in the three-month period ended December 31, 2007 from $557.5 million at September 30, 2007 to $569.7 million at December 31, 2007. All segments, except the Transportation Services segment, had increases in backlog volumes at December 31, 2007 when compared to the backlog volumes at September 30, 2007.

In the Transportation Services segment, engineering fees increased 15.0% to $57.8 million in the three-month period ended December 31, 2007 from $50.3 million in the same period in 2006. The increase was due primarily from an increase in workload in projects in aviation, tolls and structures. The increase in engineering fees also benefitted from several contracts, in various regions, which started during the first fiscal quarter of 2008. The backlog volumes for the Transportation Services segment at December 31, 2007 decreased by 1.6% to $256.9 million from $261.2 million at September 30, 2007.

Engineering fees from our Construction Management segment decreased 1.3% to $20.3 million in the three-month period ended December 31, 2007 from $20.5 million in the same period in 2006. The decrease in engineering fees in the three-month period ended December 31, 2007 when compared to the same period in 2006 was due primarily to the winding down of projects in Texas and Mississippi and less than desirable growth of projects in the Georgia and Florida markets. The backlog volumes for the Construction Management segment at December 31, 2007 was $96.3 million compared to $95.9 million as of September 30, 2007.

Engineering fees from Civil Engineering services increased 16.6% to $35.8 million in the three-month period ended December 31, 2007 from $30.7 million in the same period in 2006. The increase in engineering fees was primarily attributable to additional assignments in the Facilities group from contracts with the Department of Defense in the East Region. Also contributing to the increase in engineering fees was additional work within the Applied Technologies group, including another large contract with MEMA, which started during the first quarter of fiscal 2008. The increase in engineering fees was partly offset by the completion of the New Mexico FEMA project and the continued weakening in the private sector residential market, especially in the West and Southeast markets, which affected the engineering components of our private sector land development services. The backlog volumes for the Civil Engineering segment at December 31, 2007 was $95.0 million compared to $82.8 million as of September 30, 2007.

Engineering fees in our Environmental Services segment experienced an increase of 8.1% to $30.5 million in the three-month period ended December 31, 2007 from $28.2 million in the same period in 2006. The Environmental Services segment experienced modest growth from our existing client base during the three-month period ended December 31, 2007 as compared to the same period in 2006. The backlog volumes for the Environmental Services segment at December 31, 2007 was $121.5 million compared to $117.6 million as of September 30, 2007.

Net Earned Revenue

	Three Months Ended December 31,
	2007	2006	$ Change	% Change
(Dollars in thousands)
Transportation Services	$41,124	$37,044	$4,080	11.0%
Construction Management	17,076	16,709	367	2.2%
Civil Engineering	29,660	25,217	4,443	17.6%
Environmental Services	23,505	22,169	1,336	6.0%

Total Net Earned Revenues	$111,365	$101,139	$10,226	10.1%

Net earned revenue was $111.4 million during the three-month period ended December 31, 2007 as compared to $101.1 million in the same period in 2006, representing an increase of 10.1%. This increase was directly related to the increase in engineering fees, as previously explained.

Direct Reimbursable Expenses

	Three Months Ended December 31,
	2007	% of NER	2006	% of NER
(Dollars in thousands)
Transportation Services	$16,692	40.6%	$13,251	35.8%
Construction Management	3,188	18.7%	3,821	22.9%
Civil Engineering	6,171	20.8%	5,501	21.8%
Environmental Services	6,961	29.6%	6,002	27.1%

Total Direct Reimbursable Expenses	$33,012	29.6%	$28,575	28.3%

In addition, the change in our NER is affected by the fluctuation in our direct reimbursable expenses. Direct reimbursable expenses is primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints, and equipment where we are responsible for procurement and management of such cost components on behalf of our clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up. As a percentage of NER, direct reimbursable expenses increased by 1.3% to 29.6% in the three-month period ended December 31, 2007 from 28.3% in the same period in 2006. The increase was principally driven by the Transportation Services segment.

In our Transportation Services segment, direct reimbursable expenses as a percentage of NER increased by 4.8% to 40.6% in the three-month period ended December 31, 2007 from 35.8% in the same period in 2006. The increase primarily resulted from the high usage of specialized subconsultants required in connection with the additional workload experienced by the National Services Practice.

In our Construction Management segment, direct reimbursable expenses as a percentage of NER decreased by 4.2% to 18.7% in the three-month period ended December 31, 2007 from 22.9% in the same period in 2006. This decrease was primarily due to a decrease in subcontractors costs and vehicle expenses consistent with project completions, as previously explained.

Direct reimbursable expenses in the Civil Engineering segment increased by 12.2% in the three-month period ended December 31, 2007 as compared to the same period in 2006. The increase was due to increases in subconsultants in connection with the Department of Defense contracts, partly offset by the decrease in subconsultants resulting from the winding down of the New Mexico FEMA contract. As a percentage of NER, direct reimbursable expenses decreased by 1.0% to 20.8% in the three-month period ended December 31, 2007 from 21.8% in the same period in 2006 reflecting improvement in profitability due largely from the effective utilization of our professional staff.

The Environmental Services segment experienced an increase in direct reimbursable expenses as a percentage of NER of 2.5% to 29.6% in the three-month period ended December 31, 2007 as compared to 27.1% in the same period in 2006. The increase was due primarily to the high usage of specialized subconsultants, primarily with clients in the Water group.

Operating Income

	Three Months Ended December 31,
	2007	% of NER	2006	% of NER
(Dollars in thousands)
Transportation Services	$2,664	6.5%	$282	0.8%
Construction Management	810	4.7%	743	4.4%
Civil Engineering	715	2.4%	(2,530)	-10.0%
Environmental Services	71	0.3%	(213)	-1.0%

Total Operating Income (Loss)	4,260	3.8%	(1,718)	-1.7%

Gain/Loss on Recoveries and Investigation and Related Costs, net	—	0.0%	2,044	2.0%

Total Operating Income before Gain on Recoveries and Investigation and Related Costs, net	$4,260	3.8%	$326	0.3%

Operating income was $4.3 million during the three-month period ended December 31, 2007 as compared to a loss of $(1.7) million in the same period in 2006. The improvement in total operating income in the three-month period ended December 31, 2007 when compared to the same period in 2006 was partially due to a decrease in investigation and related costs of $2.0 million and the $1.5 million increase in engineering fees resulting from the change in estimate of our accrued reimbursement liability, as previously explained. Also contributing to the improvement in operating income for the three-month period ended December 31, 2007 when compared to the same period in 2006 was the higher utilization of our professional staff, which resulted in high labor margin performance and higher increase in NER and improved chargeability. The increase in operating income was partly offset by a decrease in business activity resulting from the completion of jobs in Texas and Mississippi, slow growth in projects in the Georgia and Florida markets and the completion of the New Mexico FEMA projects. Operating income, as a percentage of NER, increased by 5.5% to 3.8% in the three-month period ended December 31, 2007 from a loss of (1.7)% in the same period in 2006.

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

Operating income before gain/loss on recoveries and investigation and related costs, was $4.3 million during the three-month period ended December 31, 2007 as compared to approximately $326,000 in the same period in 2006. Operating income before gain/loss on recoveries and investigation and related costs, as a percentage of NER, increased by 3.5% to 3.8% in the three-month period ended December 31, 2007 from 0.3% in the same period in 2006. This increase was primarily due to the $1.5 million increase in engineering fees resulting from the change in estimate of our accrued reimbursement liability, as previously explained, and the higher utilization of our professional staff, which resulted in high labor margin performance and higher increase in NER and improved chargeability. The increase in operating income was partly offset by a decrease in business activity resulting from the completion of jobs in Texas and Mississippi, slow growth in projects in the Georgia and Florida markets and the completion of the New Mexico FEMA projects. Gain/loss on recoveries and investigation and related costs are treated as corporate overhead costs, and as such, are allocated to each respective segment. The allocation is based on the segments’ proportionate share of general and administrative costs to our total general and administrative costs.

As a percentage of NER, the Transportation Services segment’s operating income increased by 5.7% to 6.5% in the three-month period ended December 31, 2007 from 0.8% in the same period in 2006. The increase in operating income in the three-month period ended December 31, 2007 was due to the increase in engineering fees, as previously explained, combined with efficient utilization of our labor resources. This segment also benefitted from engineering fees earned on contracts executed in the first quarter of fiscal 2008, for which the work was done and expensed in the previous quarter, however, the engineering fees were deferred and recognized when the contracts were executed in the current quarter. The increase in operating income also benefitted by a decrease in the allocation of investigation and related costs of approximately $700,000 in the three-month period ended December 31, 2007 as compared to the same period in 2006. As a percentage of NER, the Transportation Services segment’s operating income before gain/loss on recoveries and investigation and related costs increased by 3.8% to 6.5% in the three-month period ended December 31, 2007 from 2.7% in the same period in 2006.

As a percentage of NER, the Construction Management segment’s operating income increased by 0.3% to 4.7% in the three-month period ended December 31, 2007 from 4.4% in the same period in 2006. This increase was primarily due to a decrease in the allocation of investigation and related costs of approximately $300,000. The increase was mostly offset by an increase in indirect salaries resulting from the retention of professional staff in anticipation of getting future contact approvals on several projects. As a percentage of NER, operating income before gain/loss on recoveries and investigation and related costs decreased by 1.5% to 4.7% in the three-month period ended December 31, 2007 from 6.2% in the same period in 2006.

As a percentage of NER, the Civil Engineering segment operating income increased by 12.4% to 2.4% in the three-month period ended December 31, 2007 from a loss of (10.0)% in the same period in 2006. This increase was primarily driven by the increase in engineering fees, as previously explained, and higher profitability resulting from efficient labor management and chargeability. The increase in operating income also benefitted by a decrease in the allocation of investigation and related costs of approximately $570,000 in three-month period ended December 31, 2007 as compared to the same period in 2006. As a percentage of NER, operating income before gain/loss on recoveries and investigation and related costs increased by 10.2% to 2.4% in the three-month period ended December 31, 2007 from a loss of (7.8)% in the same period in 2006.

The Environmental Services segment experienced an improvement in operating income (loss), as a percentage of NER, of 1.3% to 0.3% in the three-month period ended December 31, 2007 from a loss of (1.0)% in the same period in 2006. This improvement in operating income (loss) was due primarily to a decrease in the allocation of investigation and related costs of approximately $450,000 in the three-month period ended December 31, 2007 as compared to the same period in 2006. As a percentage of NER, the Environmental Services operating income (loss) before gain/loss on recoveries and investigation and related costs decreased by 0.8% to 0.3% in the three-month period ended December 31, 2007 from 1.1% in the same period in 2006.

Costs

Costs consist principally of direct salaries that are chargeable to clients and overhead and general and administrative expenses.

Direct Salaries and Direct Costs

	Three Months Ended December 31,
	2007	% of NER	2006	% of NER
(Dollars in thousands)
Transportation Services	$14,726	35.8%	$13,780	37.2%
Construction Management	6,564	38.4%	6,714	40.2%
Civil Engineering	10,426	35.2%	9,374	37.2%
Environmental Services	7,861	33.4%	7,469	33.7%

Total Direct Salaries and Direct Costs	$39,577	35.5%	$37,337	36.9%

Direct salaries and direct costs primarily include direct salaries and to a lesser extent unreimburseable direct costs. Direct salaries and direct costs were $39.6 million in the three-month period ended December 31, 2007 as compared to $37.3 million in the same period in 2006, representing an increase of 6.0%. As a percentage of NER, direct salaries and direct costs, decreased by 1.4% to 35.5% in the three-month period ended December 31, 2007 from 36.9% in the same period in 2006.

Direct salaries and direct costs in the Transportation Services segment increased 6.9% to $14.7 million in the three-month period ended December 31, 2007 from $13.8 million in the same period in 2006. Direct salaries and direct costs increased as a result of additional headcount added from the increased workload generated by the National Services Practice. As a percentage of NER, direct salaries and direct costs decreased by 1.4% to 35.8% in the three-month period ended December 31, 2007 from 37.2% in the same period in 2006. This decrease was due primarily to the increase in engineering fees, as previously explained, and the recognition of engineering fees earned on contracts executed in the first quarter of fiscal 2008 for which the work was completed and expensed in the previous quarter pending approval of the contracts.

Direct salaries and direct costs in the Construction Management segment decreased 2.2% to $6.6 million in the three-month period ended December 31, 2007 from $6.7 million in the same period in 2006. As a percentage of NER, direct salaries and direct costs decreased by 1.8% to 38.4% in the three-month period ended December 31, 2007 from 40.2% in the same period in 2006. This decrease was due to a reduction of headcount in response to the completions of jobs in Texas and Mississippi, as previously explained.

Direct salaries and direct costs in the Civil Engineering segment increased 11.2% to $10.4 million in the three-month period ended December 31, 2007 from 9.4 million in the same period in 2006. As a percentage of NER, direct salaries and direct costs decreased by 2.0% to 35.2% in the three-month period ended December 31, 2007 from 37.2% in the same period in 2006. This decrease was due to the increase in engineering fees, as previously explained, and the efficient utilization of our professional staff, which resulted in high labor margin performance and a proportionately higher increase in NER in proportion to the increase in direct salaries and direct costs.

Direct salaries and direct costs in the Environmental Services segment increased 5.3% to $7.9 million in the three-month period ended December 31, 2007 from $7.5 million in the same period in 2006. As a percentage of NER, direct salaries and direct costs decreased slightly by 0.3% to 33.4% in the three-month period ended December 31, 2007 from 33.7% in the same period in 2006. The slight decrease is primarily due to the increase in NER resulting from the increase in engineering fees, as previously explained.

General and Administrative Costs, including Indirect Salaries

The other component of costs is indirect costs, which include indirect salaries, and general and administrative costs.

Indirect Salaries

	Three Months Ended December 31,
	2007	% of NER	2006	% of NER
(Dollars in thousands)
Transportation Services	$9,720	23.6%	$9,350	25.2%
Construction Management	3,833	22.4%	3,473	20.8%
Civil Engineering	7,659	25.8%	7,313	29.0%
Environmental Services	6,580	28.0%	6,131	27.7%

Total Indirect Salaries	$27,792	25.0%	$26,267	26.0%

Indirect salaries increased 5.8% to $27.8 million in the three-month period ended December 31, 2007 from $26.3 million in the same period in 2006. Indirect salaries, as a percentage of NER, decreased by 1.0% to 25.0% in the three-month period ended December 31, 2007 from 26.0% in the same period in 2006.

The Transportation Services segment experienced an increase in indirect salaries of 4.0% to $9.7 million in the three-month period ended December 31, 2007 from $9.4 million in the same period in 2006. As a percentage of NER, indirect salaries decreased by 1.6% to 23.6% in the three-month period ended December 31, 2007 from 25.2% in the same period in 2006. The decrease was primarily due to improve chargeability of the labor staff.

The Construction Management segment experienced an increase in indirect salaries of 10.4% to $3.8 million in the three-month period ended December 31, 2007 from $3.5 million in the same period in 2006. As a percentage of NER, indirect salaries increased by 1.6% to 22.4% in the three-month period ended December 31, 2007 from 20.8% in the same period in 2006. This increase was due primarily to the retention of key professional staff in anticipation of getting approvals on several contracts.

The Civil Engineering segment experienced an increase in indirect salaries of 4.7% to $7.7 million in the three-month period ended December 31, 2007 from $7.3 million in the same period in 2006. As a percentage of NER, indirect salaries decreased by 3.2% to 25.8% in the three-month period ended December 31, 2007 from 29.0% in the same period in 2006. This decrease was primarily due to improvement in chargeability of the labor staff in the three-month period ended December 31, 2007 as compared to the same period in 2006.

Indirect salaries in our Environmental Services segment increased by 7.3% to $6.6 million in the three-month period ended December 31, 2007 from $6.1 million in the same period in 2006. Indirect salaries, as a percentage of NER increased slightly by 0.3% to 28.0% in the three-month period ended December 31, 2007 from 27.7% in the same period in 2006. This increase was due primarily to a proportionately higher increase in indirect salaries in relation to the increase in NER.

General & Administrative Costs

	Three Months Ended December 31,
	2007	% of NER	2006	% of NER
(Dollars in thousands)
Transportation Services	$14,014	34.1%	$12,922	34.9%
Construction Management	5,869	34.4%	5,478	32.8%
Civil Engineering	10,860	36.6%	10,485	41.6%
Environmental Services	8,993	38.3%	8,324	37.5%

Total General & Administrative Costs	$39,736	35.7%	$37,209	36.8%

General and administrative costs increased 6.8% to $39.7 million in the three-month period ended December 31, 2007 from $37.2 million in the same period in 2006. The majority of the increase is primarily related to increases in our medical insurance premiums and flex benefits resulting from rising costs of $1.3 million, an increase in incentive compensation of $1.1 million, increases in facilities expenses of approximately $628,000, resulting primarily from lease renewals at higher rates and rent escalations and increase in the provision for bad debt of approximately $600,000. We also experienced increases in travel and related expenses and business development. These increases were partly offset by a decrease in legal settlements and professional fees of $624,000. Most of these costs are generally considered corporate costs which benefit all segments and are allocated to the respective segments based on the individual segments’ proportionate share of general and administrative costs as compared to total general and administrative costs. General and administrative as a percentage of NER decreased by 1.1% to 35.7% in the three-month period ended December 31, 2007 from 36.8% in the same period in 2006. The decrease in general and administrative costs, as a percentage of NER, was due to general and administrative costs increasing at a proportionately lower percentage rate than NER in the three-month period ended December 31, 2007 as compared to the same period in 2006.

(Gain)Loss on Recoveries and Investigation and Related Costs

During the three-month period ended December 31, 2006, we recorded a loss on recoveries of $23,000, consisting of losses on disposal of assets held for sale of approximately $111,000 net of $88,000 in recoveries of embezzled funds. We also incurred approximately $2.0 million in costs to investigate and quantify the impact of the embezzlement, and in costs related to the recovery and maintenance of certain assets. We have not discovered and do not expect to discover any additional misappropriations, and therefore, we have not recorded any misappropriation losses for the three-month periods ended December 31, 2007 and 2006. The recorded gains and losses from recovered assets and the investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of general and administrative costs to our total general and administrative costs.

Income Taxes

The income tax provisions (benefit) were $2.1 million and ($689,000), which represented effective tax rates of 49.9% and (32.7%), for the three-month periods ended December 31, 2007 and 2006, respectively.

Our effective tax rate is based on expected income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. Significant judgment is required in determining the effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that the tax return positions are fully supportable, we believe that certain positions, if challenged by the taxing authorities will likely be resolved unfavorably to us. These reserves are adjusted in light of changing facts and circumstances, such as the progress of a tax audit or current developments in tax law. Our annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome, or the timing of resolution of any particular matter, we believe that our reserves reflect the probable outcome of known tax contingencies. Resolution of the tax contingencies would be recognized as an increase or decrease to the Company’s tax rate in the period of resolution.

Effective October 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48” or the “Interpretation”). The Interpretation prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, we recognized a change in the liability for unrecognized tax benefits of approximately $2.5 million and an increase of approximately $200,000 in accrued interest, which was accounted for as a reduction to the October 1, 2007 balance of retained earnings in the accompanying condensed consolidated balance sheet as of December 31, 2007.

2.	Financial Condition and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities totaled $6.6 million in the three-month period ended December 31, 2007 as compared to net cash used in operating activities of $6.9 million in the same period in 2006. The reduction in net cash used in operating activities during the three-month period ended December 31, 2007 from the same period in 2006 was primarily due to a smaller decrease in accounts payable and accrued expenses and accrued reimbursement liability at December 31, 2007 from September 30, 2007 in comparison to a larger decrease in accounts payable and accrued expenses and accrued reimbursement liability in the comparable periods in 2006. This decrease was primarily due to a decrease in payments related to the accrued reimbursement liability. Also contributing to the decrease in net cash used in operating activities during the three-month period ended December 31, 2007 as compared to the same period in 2006 was a reduction in investigation and related costs of $2.0 million. The decrease in cash used by operating activities was offset by a reduction in cash flows from projects resulting from a smaller decrease in accounts receivables and unbilled fees at December 31, 2007 from September 30, 2007 in comparison to a larger decrease in accounts receivable and unbilled fees in the comparable periods in 2006.

Our days sales outstanding (“DSO”) in receivables increased to 58.0 days at December 31, 2007 from 49.7 days at September 30, 2007. Payment terms for accounts receivable are net 30 days. Accounts receivable increased 8.5% to $90.6 million at December 31, 2007 from $83.5 million at September 30, 2007. The allowance for doubtful accounts increased to $2.4 million at December 31, 2007 from $1.8 million at September 30, 2007. As a result of the increase in DSO during the current fiscal quarter, we increased our allowance for bad debt by approximately $600,000 in the three-month period ended December 31, 2007. Our DSO in unbilled fees decreased to 45.3 days at December 31, 2007 from 46.8 days at September 30, 2007. Unbilled fees decreased 9.9% to $70.8 million at December 31, 2007 from $78.5 million at September 30, 2007. Approximately 60% of the unbilled fees at December 31, 2007 were billed as of January 31, 2008. Included in unbilled fees at December 31, 2007 is a revenue accrual of $11.6 million for work performed by subcontractors during the quarter for which we have not been invoiced.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.0 million and $2.5 million for the three-month periods ended December 31, 2007 and 2006, respectively. Investing activities were primarily related to purchases of property and equipment, such as survey equipment, computer systems, software applications, furniture and equipment and leasehold improvements.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three-month period ended December 31, 2007 was $1.1 million as compared to cash provided by financing activities of $9.8 million in the same period in 2006. The decrease in net cash provided by financing activities during the three-month period ended December 31, 2007 from the same period in 2006 was primarily attributable to a net decrease in net borrowings under the line of credit of $6.3 million and an increase in the payments for the repurchase of common stock from employees of $5.3 million. The decrease in net cash provided by financing activities was partly offset by the collection of employee shareholders’ loans of $1.7 million during the three-month period ended December 31, 2007.

Capital Resources

In November 2007, we renegotiated our existing line of credit agreement with Bank of America, N.A. (the “Bank”) to increase the line of credit from $58 million to $60 million and to extend the maturity date of June 30, 2008 to a new maturity date of October 2011. As part of the extension agreement, substantially all the terms and conditions remained the same and the minimum levels of net worth requirement was eliminated from the agreement. The line of credit agreement provides for the issuance of letters of credit. The letters of credit reduce the maximum amount available for borrowing. As of December 31, 2007 and September 30, 2007, we had letters of credit outstanding totaling $5.4 million and $1.9 million, respectively, including letters of credit for $1.8 million to guarantee insurance payments. As a result of the issuance of these letters of credit and outstanding borrowings, the maximum amount available for borrowing under the line of credit was $48.5 million and $56.1 million as of December 31, 2007 and September 30, 2007, respectively. Although our most significant source of cash has historically been generated from operations, in the event that cash flows from operations are insufficient to cover our working capital needs, we would access our revolving line of credit facility.

The interest rate (5.35% at December 31, 2007 and 5.85% at September 30, 2007) is, at the Company’s option either, LIBOR plus 50 basis points or Prime minus 125 basis points if the Company's funded debt coverage ratio is less than 2.5. The rate increases to LIBOR plus 75 basis points or Prime minus 100 basis points if the Company's funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The line of credit is collateralized by substantially all of the Company’s assets. The Company was in compliance with all financial covenants and ratios as of December 31, 2007.

On March 19, 2001, we entered into a mortgage note with an original principal amount of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 5.65% and 6.19% at December 31, 2007 and September 30, 2007, respectively. Our adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%. The mortgage agreement contains clauses requiring the maintenance of various covenants and financial ratios. In October 2007, we negotiated a modification to the mortgage note by eliminating the minimum levels of net worth requirement from the mortgage note. The mortgage note is collateralized by the office building located in Maitland, Florida. We were in compliance with all financial covenants and ratios as of December 31, 2007.

Our capital expenditures are generally for purchases of property and equipment. We spent $3.0 million and $2.4 million on such expenditures for the three-month periods ended December 31, 2007 and 2006, respectively.

We carry insurance to cover fiduciary and crime liability. The policy is renewed on an annual basis and was in effect for the periods in which the Participants misappropriated funds. We filed a claim under the annual policy for the period ending in April 2005 (the “2005 Policy”), to recover some of the misappropriation losses which resulted from the embezzlement. In January 2007, we received $2.0 million, the stated limit under the 2005 Policy. In August 2007, we filed suit seeking a declaration that the insurance carrier is obligated to us for losses suffered as a result of the embezzlement for policy years 1991 through 2004. The amount of recovery sought for those policy years is $17 million. At the present time, we are unable to predict the likely outcome of this legal action and accordingly have not recorded any insurance receivable or reserve.

A stock offering window usually takes place on an annual basis during the second fiscal quarter. The stock window allows full time and part time regular employees to purchase shares of common stock and existing shareholders to offer shares of common stock for sale to us. Under the corporate bylaws, we have the right of first refusal to purchase these shares. If we decline to purchase the offered shares, they are offered to the Employee Profit Sharing and Stock Ownership Plan and Trust (ESOP) and then to all shareholders who are employees.

In fiscal year 2007, we cancelled the stock window for March 2007 because we were not current in filing our quarterly reports for fiscal 2007 with the SEC. Instead we authorized an internal market window (“internal window”) for employee shareholders to purchase and sell shares our shares in July 2007. We facilitated this internal window by matching employee shareholders who wished to purchase and sell our shares. We had the option, but not the obligation, to purchase any unmatched sell shares that employee shareholders wished to sell and which did not have a matching employee shareholder purchaser. Eligible buyers were our employees and directors and ESOP. At the end of the internal window, there were unmatched sell shares. We did not exercise our right to purchase the unmatched sell shares. The unmatched sell shares were next offered to the ESOP, which agreed to purchase all of the unmatched sell shares.

As a result of the internal window, we loaned funds, for those shares that were matched, to those employee shareholders who wished to sell their shares for the full amount due. Employee shareholders that wished to purchase matched shares were required to execute promissory notes and share pledge agreements as collateral for the notes. The notes were interest free and were due on December 28, 2007. At September 30, 2007, the outstanding balance of the notes was $1.9 million, of which, approximately $332,000 was classified as other current assets and the remaining balance of $1.6 million was included as a reduction of stockholders’ equity in the accompanying condensed consolidated balance sheet. During the first quarter of fiscal 2008, we collected $1.7 million from employee shareholders and accordingly, reduced receivables from employee shareholders receivable by approximately $300,000 and increased stockholders’ equity by $1.6 million. At December 31, 2007, the outstanding balance of the notes was approximately $114,000 and is included in other current assets in the accompanying condensed consolidated balance sheet. The outstanding balance at December 31, 2007 was collected in January 2008.

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

At the annual meeting of the shareholders held on January 28, 2005, the shareholders approved a proposal to authorize us to execute an agreement with Richard Wickett, our former Chairman of the Board from 2002 to February 2005 and former Chief Financial Officer from 1993 to 2004, to allow him to retain his 138,607 shares of our stock, exclusive of his shares owned through the ESOP, upon retirement and offer for sale the shares, in blocks of 46,000, 46,000 and 46,607 shares in February 2005, 2006 and 2007, respectively, at a price determined at the valuation at the fiscal year end immediately preceding the redemption period.

Pursuant to our bylaws, we are permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006 we repurchased 46,000 shares and 3,400 shares, respectively, of our stock from Richard Wickett and Kathryn Wilson in the original principal amounts of $1.2 million and $92,000, respectively. The shares were repurchased for $27.00 per share which represents the September 30, 2004 share price, pending completion of the valuation of the Company’s stock as of September 30, 2005. At December 31, 2006, we had an accrual of $49,400 for the difference between the purchase price and the September 30, 2005 share value of $28.00. At December 31, 2007, the notes bear interest at the rate of 7.5% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

On February 13, 2007, the Company repurchased an additional 46,607 shares of the Company’s stock from Richard Wickett in the original principal amount of approximately $1.0 million, by issuing a promissory note. The additional shares were purchased for $22.40 which represents 80% of the September 30, 2005 share price, pending completion of the valuation of the Company’s stock as of September 30, 2006. In May 2007, the September 30, 2006 valuation was completed establishing a valuation price of $24.34 per share. The Company recorded an additional accrual for the difference between the purchase price and the September 30, 2006 valuation price. The adjusted accrual balance for the stock price differential is approximately $579,000 at December 31, 2007 and September 30, 2007, and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. At December 31, 2007, the note bears interest at the rate of 7.5% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the note with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

The balances of the notes were $2.5 million at December 31, 2007 and September 30, 2007, and were included in other liabilities in the accompanying condensed consolidated balance sheets. Both notes are subject to the Company’s right of set off, which permits the Company to set off all claims it may have against the payee against amounts due and owing under the notes.

In July 2007, pursuant to our bylaws, we did not exercise our right of first refusal to redeem the shares offered for redemption by John Shearer, our former National Service Director and Senior Vice President. In accordance with our bylaws, the shares were next offered to our ESOP plan; the ESOP plan has agreed to redeem the shares over the course of five years. The first annual installment of 54,567 shares was redeemed on July 8, 2007 at the established valuation price of $24.34 for a total of $1.3 million. Subsequent annual installments of 10,940, 33,261, 33,261 and 33,261 shares will be redeemed in the second quarter of each fiscal year beginning with fiscal year 2008 by our ESOP plan at a price per share established by future valuations of the our shares.

5.	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements” an amendment of ARB No. 51. This standard requires specific financial disclosures of consolidated noncontrolling interest with the objective of improving the relevance, comparability, and transparency of the financial information relating to non-controlling interest in a consolidated subsidiary. We are required to adopt the recognition and related disclosure provisions of SFAS 160 beginning with interim periods of fiscal year ending September 30, 2010, earlier adoption is prohibited. The Company does not believe the adoption of SFAS 160 will have a material impact on its condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), “Business Combinations”. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Company is required to adopt the recognition and related disclosure provisions of SFAS 141(R) beginning with interim periods of fiscal year ending September 30, 2010, earlier adoption is prohibited. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes an interpretation of FASB No. 109” (“FIN 48”). This interpretation establishes guidelines and thresholds that must be met for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 in our first quarter of fiscal 2008, beginning on October 1, 2007. As a result of the adoption of FIN 48, we have recognized a change in the liability for unrecognized tax benefits of $2.5 million and an increase of approximately $200,000 in accrued interest, which was accounted for as a reduction to the October 1, 2007 balance of retained earnings.

6.	Critical Accounting Policies

For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended September 30, 2007.

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

The interest rate on the mortgage note was 5.65% and 6.19% at December 31, 2007 and September 30, 2006, respectively. Our adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%.

The interest rate (5.35% at December 31, 2007 and 5.85% at September 30, 2007) on our revolving line of credit is at the Company’s option, either, LIBOR plus 50 basis points or Prime minus 125 basis points if the Company's funded debt coverage ratio is less than 2.5. The rate increases to LIBOR plus 75 basis points or Prime minus 100 basis points if the Company's funded debt coverage ratio is between 2.5 to 3.0. We mitigate interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit. As of December 31, 2007, the fair value of the debt approximates the outstanding principal balance due to the variable rate nature of such instruments.

The interest rates under our revolving line of credit and mortgage note are variable and accordingly we have exposure to market risk. To the extent that we have borrowings outstanding, there is market risk relating to the amount of such borrowings. We estimate that a one-percentage point increase in interest rates for debt outstanding of $12.9 million as of December 31, 2007 would have resulted in additional annualized interest costs of approximately $129,000. As of January 31, 2008, debt outstanding has decreased to $6.8 million primarily due to pay down of our line of credit from cash from operations. We estimate that a one-percentage point increase in interest rates for this outstanding debt would have resulted in additional annualized interest costs of approximately $68,000.

The sensitivity analysis, described above, contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

Item 4.	Controls and Procedures

Attached as exhibits to this Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Audit Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon, and as of the date of, this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

No significant changes in the Company’s internal controls or in the other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses, were made as a result of the evaluation.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any system’s design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of a system’s control effectiveness into future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

In July 1998, we entered into an agreement with West Frisco Development Corporation (“WFDC”) to provide various services, among which was a flood plain study to be used by WFDC, the City of Frisco and the Federal Emergency Management Agency (“FEMA”). In 2003, the City of Frisco retained the services of a third-party architecture and engineering firm in connection with the extension and widening of Teel Road which lies within the greater drainage basin included in our original flood plain study. This architecture and engineering firm’s assessment of the flood plain study determined that we used incorrect assumptions when calculating the size of the drainage culverts required for the increased development of the area’s transportation infrastructure. Based on this assessment, we have entered into negotiations with the City of Frisco to correct the drainage needs to support the Teel Road expansion project. As a result, we have recorded an estimated liability of $3.1 million to cover the costs associated with correcting the drainage needs of the Teel Road expansion project. Included in this estimate is the purchase of a parcel of land for $1.5 million, the remaining balance of $1.4 million and $1.6 million is reflected in other liabilities in the accompanying condensed consolidated balance sheets as of December 31, 2007 and September 30, 2007, respectively.

Misappropriation Loss

In March 2005, subsequent to the issuance of our 2004 financial statements, we discovered misappropriations of Company funds by our former Chief Financial Officer and two former employees who worked in our information systems and treasury departments, collectively, ("the participants"). The participants colluded and circumvented controls to misappropriate funds and conceal the misappropriations possibly beginning as early as 1993 until the misappropriations were discovered.

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

The Audit Committee, at the direction of the Corporate Board, disclosed the overstatement of our overhead rate to our clients and other appropriate government agencies, including the Department of Justice. We have entered into settlement agreements without limitation, with many of these clients and agencies, including the Department of Justice, The state of Texas Department of Transportation and the Florida Department of Transportation. We have been cooperating with other affected parties to determine the amount of our reimbursement obligations and any other amounts we may be obligated to pay in order to resolve these issues.

Our Board of Directors, with the assistance of the Audit Committee, instituted immediate corrective actions and began implementing long-term measures to implement new financial controls and establish procedures to safeguard assets and to establish more accurate accounting and financial reporting practices. These long-term measures are included within our new Ethics and Compliance Program.

In an effort to recover assets that were misappropriated, we have instituted lawsuits against certain persons who received money from one or more of the participants in the embezzlement scheme. We continue to incur costs associated with such lawsuits, and we may not prevail in these lawsuits. In the event that we do prevail, we may not actually recover assets from the persons who we sued.

In the course of our investigation of the accounting irregularities and misappropriations, it was determined that there were possible violations relating to past political contributions by us and certain of our employees. The United States Attorney’s Office for the Southern District of Florida (Miami) and the Federal Bureau of Investigation have conducted an investigation relating to improper campaign contributions including improper use of political action committees. We produced documents and other information to the government and fully cooperated with the authorities. Criminal charges have been filed against two of our former chairmen who have entered into plea agreements. Authorities have verbally informed our external legal counsel that unless adverse additional information is discovered they do not intend to charge the Company. Therefore, we at the present time believe it unlikely that criminal charges will be filed against us in this matter, but the authorities are not precluded from bringing charges, and circumstances may change.

In October 2007, the Federal Election Commission advised us that it was commencing an investigation into alleged violations of the Federal Election Campaign Act of 1971, as amended. We are cooperating with this investigation. At the present time, we are unable to predict the likely outcome of this investigation.

The United States Securities & Exchange Commission is also conducting an investigation of the accounting irregularities and misappropriations of funds. We are fully cooperating with the investigation and have produced documents and other information to the commission. At the present time, we are unable to predict the likely outcome of this investigation.

ITEM 1A.	Risk Factors

Information about risk factors for the three months period ended December 31, 2007 does not differ materially from that set forth in Part I, Item1A, our of 2007 Annual Report on Form 10-K. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may impair the Company’s business operations and financial condition

ITEM 2.	Unregistered Shares of Equity Security and Use of Proceeds

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October 1 - October 31	585	$24.34	—	—
November 1 - November 30	319,614	$24.34	—	—
December 1 - December 31	2,686	$24.34	—	—

Total	322,885	$24.34	—	—

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders held on January 19, 2008, the following proposals requiring a simple majority of shares represented at the meeting were adopted by the margins indicated, except for proposal No.4 which required the affirmative votes of at least 50% of the common stock entitled to vote at the meeting.

There were 6,544,358 shares of common stock entitled to vote at the meeting and a total of 4,799,076 shares (73.33%) were represented at the meeting.

1.	Proposal to elect seven directors to serve for the ensuing year and until their successors are duly elected and qualified.

	FOR	AGAINST	ABSTAIN
John B. Zumwalt III	4,040,026	636,876	122,174
Todd J. Kenner	3,776,830	934,450	87,796
Wayne J. Overman	4,163,373	459,747	175,956
Robert J. Paulsen	4,281,215	422,246	95,615
William D. Pruitt	4,269,922	298,578	230,576
Phillip E. Searcy	4,155,634	572,512	70,930
Frank A. Stasiowski	2,826,461	1,762,116	210,499

2.	Proposal to approve amendments to Article VIII of our bylaws to revise the procedures for the issuance and sale of stock.

FOR	AGAINST	ABSTAIN
4,087,118	643,424	68,535

3.	Proposal to approve amendments to Article VIII of our bylaws to revise the procedures for redemption of stock.

FOR	AGAINST	ABSTAIN
3,965,992	798,502	34,581

4.	Proposal to approve amendments to Article VIII of our bylaws to remove the requirement that any amendments to Article VIII require the vote of at least 50% of shares entitled to vote thereon.

FOR	AGAINST	ABSTAIN
3,011,492	1,662,196	125,388

5.	Proposal to approve the Amended and Restated The PBSJ Corporation 2008 Employee Stock Ownership and Direct Purchase Plan.

FOR	AGAINST	ABSTAIN
4,191,913	576,639	30,524

6.	Proposal to approve The PBSJ Corporation 2008 Employee Payroll Stock Purchase Plan.

FOR	AGAINST	ABSTAIN
4,474,869	305,066	19,142

7.	Proposal to approve The PBSJ Corporation 2008 Employee Restricted Stock Plan.

FOR	AGAINST	ABSTAIN
4,134,662	611,499	52,915

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

A list of exhibits to this Report is set forth in the Exhibit Index appearing elsewhere in this Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The PBSJ Corporation
(Registrant)

Dated: February 14, 2008	/s/ John B. Zumwalt III
John B. Zumwalt III
Chairman of the Board and
Chief Executive Officer

Dated: February 14, 2008	/s/ Donald J. Vrana
Donald J. Vrana
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a) certification by John B. Zumwalt, III, Chairman and Chief Executive Officer.

31.2	Rule 13a-14(a) certification by Donald J. Vrana, Senior Vice President and Chief Financial Officer.

32	Certification of by John B. Zumwalt, III, Chairman and Chief Executive Officer and Donald J. Vrana, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.