Form 10-Q
period 2008-03-31
PBSJ CORP /FL/
filed 2008-05-15
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☐ Small Reporting Company

(Do not check if Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of April 30, 2008, there were 6,347,041 shares of Common Stock Class A, $.00067 par value per share, outstanding.

THE PBSJ CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2008

PART 1 FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PBSJ CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(Amounts in thousands, except share and per share amounts)	March 31, 2008	September 30, 2007
Assets
Current Assets:
Cash and cash equivalents	$267	$8,481
Accounts receivable, net	85,081	83,485
Unbilled fees	105,146	78,511
Other current assets	8,435	3,183

Total current assets	198,929	173,660
Property and equipment, net	36,753	34,932
Cash surrender value of life insurance	11,297	10,687
Deferred income taxes, non current	—	11,558
Goodwill	23,652	21,692
Intangible assets, net	694	886
Other assets	4,844	4,954

Total assets	$276,169	$258,369

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$89,763	$85,135
Stock redemption payable	12,323	—
Accrued reimbursement liability	3,390	8,385
Current portion of long-term debt	20,154	512
Current portion of capital leases	813	347
Accrued vacation	11,992	12,518
Billings in excess of costs	3,285	3,943
Deferred income taxes, current	832	27,909

Total current liabilities	142,552	138,749
Deferred income taxes, non current	7,236	—
Long-term debt, less current portion	6,141	6,397
Capital leases, less current portion	239	358
Deferred compensation	14,639	13,364
Other liabilities	35,239	21,405

Total liabilities	206,046	180,273

Stockholders’ Equity:
Common stock, par value $0.00067, 15,000,000 shares authorized, 6,862,009 shares issued and outstanding at September 30, 2007	—	5
Common stock Class A, par value $0.00067, 15,000,000 shares authorized, 6,348,829 shares issued and outstanding at March 31, 2008	4	—
Common stock Class B, non-voting, par value $0.00067, 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2008 and September 30, 2007	—	—
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2008 and September 30, 2007	—	—
Retained earnings	73,872	81,040
Accumulated other comprehensive loss	(1,209)	(1,246)
Employee shareholders’ loans and receivables, unearned compensation and other	(2,544)	(1,703)

Total stockholders’ equity	70,123	78,096

Total liabilities and stockholders’ equity	$276,169	$258,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PBSJ CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Amounts in thousands, except per share amounts)	2008	2007	2008	2007
Earned revenue:
Engineering fees	$155,832	$147,170	$300,209	$276,884
Direct reimbursable expenses	37,491	28,092	70,503	56,667

Net earned revenue	118,341	119,078	229,706	220,217

Costs and expenses:
Direct salaries and direct costs	42,580	44,262	82,157	81,599
General and administrative expenses, including indirect salaries	70,843	65,206	138,371	128,682
Insurance proceeds and gain on recoveries	—	(2,000)	—	(1,977)
Investigation and related costs	—	1,218	—	3,239

Total costs and expenses	113,423	108,686	220,528	211,543

Operating income	4,918	10,392	9,178	8,674

Other income (expense):
Interest expense	(254)	(157)	(361)	(562)
Other, net	26	28	108	45

Total other income (expense)	(228)	(129)	(253)	(517)

Income before income taxes	4,690	10,263	8,925	8,157
Provision for income taxes	2,116	4,815	4,227	4,126

Net income	$2,574	$5,448	$4,698	$4,031

Net income per share:
Basic	$0.42	$0.88	$0.75	$0.65

Diluted	$0.41	$0.82	$0.74	$0.60

Weighted average shares outstanding:
Basic	6,150	6,162	6,239	6,218

Diluted	6,290	6,618	6,382	6,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PBSJ CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
(Amounts in thousands)	2008	2007
Cash flows from operating activities:
Net income	$4,698	$4,031
Adjustments to reconcile net income to net cash used in operating activities:
Increase in cash surrender value of life insurance	—	(114)
Depreciation and amortization	4,797	5,664
Provision for bad debts and unbillable amounts	87	322
Provision for deferred income taxes	7,383	9,922
Amortization of deferred compensation and other changes	1,690	926
Excess tax benefit on vesting of restricted stock	(1,274)	—
Reversal of accrued reimbursement liability	(2,148)	(551)
Changes in:
Operating working capital	(28,441)	(36,160)
Non current assets and liabilities	(1,681)	(1,273)

Net cash used in operating activities	(14,889)	(17,233)

Cash flows from investing activities:
Investment in life insurance policies	(610)	(347)
Acquisitions and purchase price adjustments, net of cash acquired	(1,999)	(314)
Proceeds from sales of property and equipment	28	—
Purchases of property and equipment	(6,165)	(5,136)

Net cash used in investing activities	(8,746)	(5,797)

Cash flows from financing activities:
Borrowings under line of credit	45,956	134,771
Payments under line of credit	(26,313)	(107,409)
Principal payments under mortgage note and capital lease obligations	(740)	(447)
Excess tax benefit on vesting of restricted stock	1,274	—
Common stock:
Collection of employee shareholders’ loans	3,027	15
Payments for repurchase of common stock	(7,783)	(3,895)

Net cash provided by financing activities	15,421	23,035

Net increase (decrease) in cash and cash equivalents	(8,214)	5
Cash and cash equivalents at beginning of period	8,481	10

Cash and cash equivalents at end of period	$267	$15

Non-cash investing and financing activities:
Property and equipment financed under capital leases	$831	$34
Payable to former shareholders for repurchase of stock	$—	$205
Notes payable issued in exchange for shares	$—	$1,044
Stock redemption payable	$12,323	$—
Stock window subscription receivable	$2,986	$—
Stock issued for 401k match	$5,093	$4,512
Stock issued for acquisition	$200	$—
Adoption of FIN 48, Accounting for Uncertainty in Income Taxes	$2,743	$—
Change in income tax reporting method:
Increase to other liabilities and accounts payable	$11,398	$—
Increase to deferred income taxes, current	$18,596	$—
Decrease to deferred income taxes, non-current	$29,994	$—
Cash paid for interest	$567	$1,165
Cash paid for income taxes	$2,337	$1,759

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the interim period contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of The PBSJ Corporation (the “Company”) as of March 31, 2008, and the results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2007. The accounting policies followed for interim financial reporting are the same as disclosed in Note 1 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. The results of operations for the six-month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the fiscal year.

Capital Structure

The bylaws of the Company require that common stock held by employee shareholders who terminate employment with the Company be offered for sale at fair market value to the Company, which has a right of first refusal. Should the Company decline to purchase the shares, the shares must next be offered to the Company’s profit sharing and employee stock ownership plan at fair market value, and then ultimately to shareholders who are employees of the Company. The bylaws of the Company provide that the fair market value be determined by an appraisal. Other than agreements with certain retired Directors, as of March 31, 2008 and September 30, 2007, there is no outstanding common stock held by individuals no longer employed by the Company.

On November 3, 2007, at a special shareholders meeting, the shareholders of the Company approved certain amendments to its Articles of Incorporation and bylaws. The shareholders approved the proposal to reclassify the total existing authorized shares of common stock as Class A Common Stock, to create a new class of non-voting common stock with 5,000,000 authorized shares entitled Class B Common Stock and to authorize the issuance of up to 10,000,000 shares of Preferred Stock, with designations, preferences, rights and limitations as adopted by the Board of Directors.

On January 19, 2008, at the Company’s annual meeting, the shareholders of the Company approved certain amendments to the Company’s bylaws related to the procedures for the issuance, sale and redemption of stock. The shareholders also approved the Amended and Restated 2008 Employee Stock Ownership and Direct Purchase Plan, the 2008 Employee Payroll Stock Purchase Plan, 2008 Employee Restricted Stock Plan and the election of Directors.

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

The Company cancelled the stock window for fiscal 2007 because the Company was not current in filing its quarterly reports for fiscal 2007 with the SEC. Instead the Company authorized an internal market window (“internal window”) for employee shareholders to purchase and sell shares of the Company in July 2007. The Company facilitated this internal window by matching employee shareholders who wished to purchase and sell shares. The Company had the option, but not the obligation, to purchase any unmatched sell shares that employee shareholders wished to sell and did not have a matching employee shareholder purchaser. Eligible buyers were employees and directors of the Company and the Company’s ESOP. At the end of the internal window, there were unmatched sell shares. The Company did not exercise its right to purchase the unmatched sell shares. The unmatched sell shares were next offered to the Company’s ESOP, which agreed to purchase all of the unmatched sell shares.

As a result of the internal window, the Company loaned funds for those shares that were matched to those employee shareholders who wished to sell their shares for the full amount due. Employee shareholders that wished to purchase matched shares were required to execute promissory notes (“notes”) and pledge share agreements as collateral for the notes. The notes were interest free and were due on December 28, 2007. At September 30, 2007, the outstanding balance of the notes was $1.9 million, of which, approximately $332,000 was classified as other current assets and the remaining balance of $1.6 million was included as a reduction of stockholders’ equity in the accompanying condensed consolidated balance sheet. The outstanding balance of the notes at December 31, 2007 was collected in January 2008.

During the second quarter of fiscal year 2008, the Company opened the stock window for the purchase and/or redemption of shares by eligible employees and outside directors at a price of $29.68. Purchasers of shares were given several options for payment, including payroll deductions, balloon payments, up front cash or some combination thereof. The last payroll deduction will be due on November 28, 2008. As a result of the stock window, the Company sold 140,197 shares for an aggregate amount of $4.2 million. At March 31, 2008, the outstanding balance due to the Company on the shares sold was $3.0 million, of which, approximately $537,000 was classified as other current assets and the remaining balance of $2.5 million was included as a reduction of stockholders’ equity in the accompanying condensed consolidated balance sheet. The Company issued stock in the amount of $5.1 and $4.5 million, in lieu of cash payment, for the matching contribution to the 401(k) plan for calendar years 2007 and 2006, respectively. The Company agreed to redeem 415,187 shares for an aggregate amount of $12.3 million. As a result, the Company recorded a liability for this aggregate amount, which is reflected in stock redemption payable in the accompanying condensed consolidated balance sheet as of March 31, 2008.

Earnings Per Share

A reconciliation of the number of shares used in computing basic and diluted earnings per share follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Shares in thousands)	2008	2007	2008	2007
Weighted average shares outstanding - Basic	6,150	6,162	6,239	6,218
Effect of dilutive unvested restricted stock	12	456	21	464

Weighted average shares outstanding - Diluted	6,162	6,618	6,260	6,682

Comprehensive Income

Comprehensive income consists of net income and the minimum pension liability adjustment that, under Generally Accepted Accounting Principles (“GAAP”), is excluded from net income.

The components of comprehensive income are as follows:

(Dollars in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net Income	$2,574	$5,448	$4,698	$4,031
Other comprehensive income:
Minimum pension liability adjustment, net of tax	34	66	37	137

Total comprehensive income	$2,608	$5,514	$4,735	$4,168

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements” an amendment of ARB No. 51. This standard requires specific financial disclosures of consolidated noncontrolling interest with the objective of improving the relevance, comparability, and transparency of the financial information relating to noncontrolling interest in a consolidated subsidiary. The Company is required to adopt the recognition and related disclosure provisions of SFAS 160 beginning with interim periods of fiscal year ending September 30, 2010; earlier adoption is prohibited. The Company does not believe the adoption of SFAS 160 will have a material impact on its condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), “Business Combinations”. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Company is required to adopt the recognition and related disclosure provisions of SFAS 141(R) beginning with interim periods of fiscal year ending September 30, 2010; earlier adoption is prohibited. The Company is currently evaluating the impact of this statement on its condensed consolidated financial statements.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB No. 109” (“FIN 48”). This interpretation establishes guidelines and thresholds that must be met for the recognition and measurement of a tax position taken or expected to be taken on a tax return. The Company adopted FIN 48 in the first quarter of fiscal 2008, beginning on October 1, 2007. As a result of the adoption of FIN 48, the Company has recognized a change in the liability for unrecognized tax benefits of $2.5 million and an increase of approximately $200,000 in accrued interest, which was accounted for as a reduction to the October 1, 2007 balance of retained earnings in the accompanying condensed consolidated financial statements.

2. Misappropriation Loss and Accrued Reimbursement Liability

In connection with an investigation conducted by independent counsel in a prior year, it was revealed that at least $36 million was misappropriated between January 1, 1998 and the discovery of the misappropriations in March 2005.

The Company determined that the misappropriation scheme led to the overstatement of overhead rates that the Company used to determine billings in connection with certain of its government contracts. As a result, some government clients were overcharged for the Company’s services

The Company determined corrected overhead rates considering the impact of the misappropriations and considering the impact of additional errors identified and entered into settlement agreements for many of these clients and agencies, including without limitation, the Department of Justice, the State of Texas Department of Transportation and the Florida Department of Transportation. The Company and its advisors have been working with its government clients to finalize any refundable amounts and estimates that the cumulative refund amount, before any payments, resulting from the overstated overhead rates is $35.6 million through March 31, 2008, including interest.

Based on settlements to date and new information, the Company changed its estimate of the accrued reimbursement liability and recorded a reduction in the liability with a corresponding increase in engineering fees in the amount of $552,000 and $2.0 million during the three-month and six-month periods ended March 31, 2008, respectively. At March 31, 2008 and September 30, 2007, the accrued reimbursement liability was $3.4 million and $8.4 million, respectively, in the accompanying condensed consolidated balance sheets.

(Dollars in thousands)
Balance at September 30, 2007	$8,385
Payments	(2,847)
Interest and other	(101)
Adjustments	(2,047)

Balance at March 31, 2008	$3,390

The Company has incurred certain professional fees and other costs that relate to the investigation of the misappropriations and the related recovery of assets. These expenses include legal fees, forensic audit fees and related costs, and other costs associated with the recovery and maintenance of misappropriated assets and are stated as investigation and related costs in the accompanying condensed consolidated statements of operations.

During the three-month and six-month periods ended March 31, 2007, the Company recognized $2.0 million in insurance proceeds related to a claim filed by the Company under its crime liability insurance policy. Additionally, in the three-month and six-month periods ended March 31, 2007, the Company incurred $1.2 million and $3.2 million, respectively, in investigation and related costs.

The recorded gains and losses from recovered assets and the investigation and related costs have been allocated to the segments based on the individual segments’ proportionate share of general and administrative costs to total Company general and administrative costs.

3. Acquisitions

On February 29, 2008, the Company acquired 100% of the stock of EcoScience Corporation (“EcoScience”) for $2.25 million, comprised of $2.0 million in cash, 6,750 shares of the Company’s common stock, Class A valued at approximately $200,000 and $50,000 held in escrow. The purchase price was allocated to the respective assets and liabilities based on their estimated fair values as of the acquisition date. The Company is in the process of valuing the identified intangible assets. At March 31, 2008 the excess purchase price has been included in goodwill. The allocation of the purchase price resulted in assets of $2.6 million, including approximately $2.0 million of goodwill, and liabilities of approximately $384,000. EcoScience specializes in the preparation of ecological assessments and environmental impact statements, endangered species determinations, wetland delineations, stormwater master planning, hydrologic and hydraulic engineering and surface or groundwater modeling primarily in North Carolina, South Carolina and the Southeastern region of the U.S. EcoScience greatly enhances technical strength in environmental, water and planning markets and solidifies the Company’s general presence in the Southeast.

The primary factor that contributed to a purchase price that resulted in the recognition of goodwill in the acquisition is the intellectual capital of the skilled professionals and senior technical personnel associated with the acquired entity which does not meet the criteria for recognition as an asset apart from goodwill. The results of operations of the above acquisition are included from the date of acquisition. The pro forma impact of this acquisition is not material to reported historical operations.

4. Unbilled Fees

Unbilled fees are primarily related to work performed by the Company in the last month of a period for which revenues have been earned and recognized. Billings usually occur in the month following the period where revenues have been recognized or in accordance with the specific contractual provisions, which dictate the timing of billing. Unbilled fees which are not invoiced the month following the period of revenue recognition are normally invoiced within the following two months. Effective January 2008, the Company began the integration of several data sources and processes into an “Enterprise Resource Planning” (“ERP”) system. The ERP integration included the conversion of several existing business systems, the use of multiple software and hardware components and the transfer of several data sources into a unified database to store data for the various system modules. As a result of the conversion efforts, the Company experienced delays in generating invoices to clients, and is the primary reason for the significant increase in the amount of unbilled fees at March 31, 2008 compared with September 30, 2007.

5. Long-Term Debt

The following table lists long-term debt including the respective current portions:

	March 31, 2008	September 30, 2007
(Dollars in thousands)
Line of credit	$19,643	$—
Mortgage note payable due in monthly installments starting on April 16, 2001, with interest, collateralized by real property; unpaid principal due March 16, 2011. Interest at LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points (3.43% and 6.19% at March 31, 2008 and September 30, 2007, respectively).	6,652	6,909
Capital lease obligations	1,052	705

	27,347	7,614
Less current portion of long-term debt	20,154	512
Less current portion of capital lease obligations	813	347

Long-term debt and capital lease obligations	$6,380	$6,755

In November 2007, the Company renegotiated its existing line of credit agreement with Bank of America, N.A. (the “Bank”) to increase the line of credit from $58 million to $60 million and to extend the maturity date of June 30, 2008 to a new maturity date of October 2011. As part of the extension agreement, substantially all the terms and conditions remained the same and the minimum levels of net worth requirement were eliminated from the agreement. The line of credit agreement provides for the issuance of letters of credit. The letters of credit reduce the maximum amount available for borrowing. As of March 31, 2008 and September 30, 2007, the Company had letters of credit outstanding totaling $5.4 million and $1.9 million, respectively, including letters of credit for $1.8 million to guarantee insurance payments. As a result of the issuance of these letters of credit and outstanding borrowings, the maximum amount available for borrowing under the line of credit was $34.9 million and $56.1 million as of March 31, 2008 and September 30, 2007, respectively.

The interest rate (3.11% at March 31, 2008 and 5.85% at September 30, 2007) is, at the Company’s option either, LIBOR plus 50 basis points (currently in use) or prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The rate increases to LIBOR plus 75 basis points or prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The line of credit is collateralized by substantially all of the Company’s assets. The Company was in compliance with all financial covenants and ratios as of March 31, 2008.

On March 19, 2001, the Company entered into a mortgage note with an original principal amount of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 3.43% and 6.19% at March 31, 2008 and September 30, 2007, respectively. The Company’s adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%. The mortgage agreement contains clauses requiring the maintenance of various covenants and financial ratios. In October 2007, the Company negotiated a modification to the mortgage note by eliminating the minimum levels of net worth requirement from the mortgage note. The mortgage note is collateralized by the office building located in Maitland, Florida. The Company was in compliance with all financial covenants and ratios as of March 31, 2008.

The Company’s capital leases primarily relate to equipment. The interest rate used in computing the minimum lease payments range from 2.72% to 5.23%. The leases were capitalized at the lower of the present value of minimum lease payments or the fair market value of the equipment at the inception of the lease.

6. Income Taxes

The income tax provisions were $2.1 million and $4.8 million, and $4.2 million and $4.1 million which represented effective tax rates of 45.1% and 46.9% and 47.4% and 50.6%, for the three-month and six-month periods ended March 31, 2008 and 2007, respectively.

During the quarter ended March 31, 2008, the Company had no changes to its unrecognized tax benefits related to the current, or prior reporting periods, changes in settlements with taxing authorities, nor as a result of the lapse of any applicable statues of limitations. The Company believes it is reasonably possible that the liability for unrecognized tax benefits at March 31, 2008 may decrease by approximately $2.6 million due to the completion of examinations or the expiration of the statute of limitations within 12 months of March 31, 2008.

The Company files tax returns with the U.S. Federal Government, various state and local jurisdictions, as well as Puerto Rico. The Company is subject to periodic audits by the Internal Revenue Service as well as foreign, state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. Income tax contingencies are accounted for in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the Company’s effective tax rate and cash flows in future years. With few exceptions, the Company is no longer subject to U.S. Federal, State and Local, or Puerto Rico examination by tax authorities for tax years ending before October 1, 2004.

On February 21, 2008, the Company filed an application with the Internal Revenue Service to change its overall method of tax reporting from the cash method to the accrual method, effective with the tax year ending September 30, 2008. The effect of this change is to increase the estimated current taxable income by approximately $101 million on a pro rata basis over the next four years. This method change has no impact on the Company’s overall provision for income taxes. The liability for the first year of the method change is included as a component in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2008. The liability for the second year of the method change is included in the current deferred tax liability and the liability for the third and fourth years of the method change are included in non-current deferred income tax liability, in the accompanying condensed consolidated balance sheet as of March 31, 2008.

7. Defined Benefit Retirement Plan

The Company uses a September 30 measurement date for its plans. The following table provides a summary of the Company’s periodic costs related to its defined benefit retirement plan:

(Dollars in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Service benefits earned during period	$116	$123	$232	$246
Interest cost on projected benefit obligation	208	195	416	390
Amortization:
Net loss from past experience	30	109	60	218

Net periodic pension cost	$354	$427	$708	$854

8. Restricted Stock

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

Effective October 1, 2006, the Company adopted SFAS No.123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) using the modified prospective method. The adoption of SFAS 123(R) did not have a material impact on the Company’s financial position, results of operations or cash flows. Restricted stock is recorded at fair value on the date of issuance. Pursuant to Company guidelines, the Company may not issue restricted stock if, after issuing the shares, the total number of restricted shares outstanding would exceed ten percent of the total shares outstanding. The Company satisfies the issuance of restricted stock with newly issued shares.

On January 19, 2008, at the Company’s annual meeting, the shareholders approved the 2008 Employee Restricted Stock Plan.

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

Acquisitions

When the Company acquires a business, restricted stock is awarded to retain key employees who are generally not the principal owners of the acquired firm. Shares become fully vested usually after three to five years of continuous service with the Company.

KERP

The Key Employee Retention Program (“KERP”) provides an annual restricted stock award equal to five percent of the participant’s annual gross salary for a period of up to ten years. Benefits vest at age 56 and after ten years of continuous service with the Company, or upon either retirement, or death, or disability.

Other

The Company has one other plan under which no new grants have been awarded since fiscal year 1997. As of March 31, 2008, this plan had 119,935 shares outstanding with unrecognized compensation cost of approximately $65,000 which will be recognized through 2017.

The following tables summarize information about restricted shares:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at September 30, 2007	381,237	$14.82
Granted	32,306	27.11
Vested	(65,393)	11.50
Forfeited	(25,360)	13.54

Unvested at March 31, 2008	322,790	$17.00

March 31, 2008	Restricted Stock Units	Weighted Average Grant Date Fair Value	Unrecognized Compensation Cost	Remaining Weighted Average Period (in years)
Retention	140,831	$23.21	$2,007,724	3.9
Acquisition	26,558	26.06	246,140	1.6
KERP	49,236	24.05	931,412	9.9
Other	106,165	3.22	53,939	4.6

	322,790	$17.00	$3,239,215	5.3

The weighted average grant-date fair value of shares granted during the six-month periods ended March 31, 2008 and 2007 was $29.68 and $24.34, respectively. The total fair value of shares vested, on the vesting dates, for the six-month periods ended March 31, 2008 and 2007 were $752,000 and $200,000, respectively. The total amount of compensation expense recognized under these agreements during the three-month and six-month periods ended March 31, 2008 and 2007, was $112,000 and $219,000 and $342,000 and $467,000 respectively, and was included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The income tax benefit related to compensation expense under these agreements was $49,000 and $97,000 and $140,000 and $207,000, in the three-month and six-month periods ended March 31, 2008 and 2007, respectively.

9. Commitments and Contingencies

The Company is obligated under various non cancelable leases for office facilities, furniture, and equipment. Certain leases contain renewal options, escalation clauses and payment of certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties.

As of March 31, 2008, there were various legal proceedings pending against the Company, where plaintiffs allege damages resulting from the Company’s engineering services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract. Additionally, if a client were to make a claim against a subcontractor on a project for which the Company was the prime contractor, the Company would be liable if the subcontractor was not adequately insured or not financially able to settle the claim. The Company accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. During the six months period ended March 31, 2008, the Company settled two large cases and several smaller ones and adjusted the reserve for several small claims that resulted in a reduction of the accrual of approximately $886,000. Additionally, the Company paid several large invoices as part of the settlement for the City of Frisco/Teel Road claim, causing an additional reduction to the accrual of approximately $136,000. As of March 31, 2008 and September 30, 2007, the Company had accruals of $3.4 million and $4.4 million, respectively, for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable and can be reasonably estimated.

The Company expects to pay these liabilities over the next one to three years. Management is of the opinion that the liabilities ultimately resulting from such existing and other pending proceedings, lawsuits and claims will not materially affect the Company’s financial position, results of operations or cash flows.

The Company maintains a full range of insurance coverage, including worker’s compensation, commercial general liability (which includes property coverage) commercial auto and professional liability (which includes pollution coverage). This coverage would also cover the Company for a claim against a subcontractor of the Company. The Company’s insurance policies may offset the amount of loss exposure from legal actions.

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

10. Segment Reporting

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

Activities in the Transportation Services business segment generally involve planning, design, right of way acquisition, development and design of intelligent transportation services and program construction management services for multiple transportation modes, including interstate and primary highways, toll roads, arterials, bridges, transit systems, airports and port facilities. The Program Management group of the Transportation segment provides many of its governmental clients the necessary resources to manage large infrastructure programs from concept through construction. Services include planning, programming and contract support.

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

The Civil Engineering segment, through its two operating segments, Facilities and Federal (formerly known as Applied Technology), provides civil engineering as well as specialized services to public and private clients. Included in these services are: site engineering and surveys, infrastructure engineering, master planning, disaster mitigation planning and response, asset assessment and management, emergency management and architectural and landscape design. The Company aggregated the Facilities and Applied Technologies operating segments into the Civil Engineering segment based on the similarities of services and clients.

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

Financial information relating to the Company’s operations by segment is as follows:

(Dollars in thousands)	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
Three Months Ended March 31, 2008
Engineering fees	$68,309	$18,852	$37,847	$30,824	$155,832
Net earned revenue	47,637	15,825	31,187	23,692	118,341
Operating income (loss)	5,648	1,817	(1,644)	(903)	4,918
Depreciation and amortization	792	220	926	554	2,492
Purchases of property and equipment	1,138	431	955	716	3,240
Total assets as of March 31, 2008	116,025	35,983	67,778	56,383	276,169

Three Months Ended March 31, 2007
Engineering fees	$55,463	$22,916	$36,948	$31,843	$147,170
Net earned revenue	42,500	19,445	30,755	26,378	119,078
Operating income	3,433	2,989	1,573	2,397	10,392
Depreciation and amortization	948	313	954	624	2,839
Purchases of property and equipment	955	395	751	613	2,714
Total assets as of March 31, 2007	94,094	38,654	60,203	53,394	246,345

(Dollars in thousands)	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
Six Months Ended March 31, 2008
Engineering fees	$126,125	$39,116	$73,678	$61,290	$300,209
Net earned revenue	88,761	32,901	60,847	47,197	229,706
Operating income (loss)	8,312	2,627	(929)	(832)	9,178
Depreciation and amortization	1,519	467	1,732	1,079	4,797
Purchases of property and equipment	2,170	863	1,754	1,378	6,165
Total assets as of March 31, 2008	116,025	35,983	67,778	56,383	276,169

Six Months Ended March 31, 2007
Engineering fees	$105,758	$43,446	$67,666	$60,014	$276,884
Net earned revenue	79,544	36,154	55,972	48,547	220,217
Operating income (loss)	3,715	3,732	(957)	2,184	8,674
Depreciation and amortization	1,887	630	1,906	1,241	5,664
Purchases of property and equipment	1,798	752	1,435	1,157	5,142
Total assets as of March 31, 2007	94,094	38,654	60,203	53,394	246,345

11. Related Party Transactions

At the annual meeting of the shareholders held on January 28, 2005, the shareholders approved a proposal to authorize the Company to execute an agreement with Richard Wickett, the former Chairman of the Board from 2002 to February 2005 and former Chief Financial Officer from 1993 to 2004, to allow him to retain his 138,607 shares of the Company’s stock, exclusive of his shares owned through the Company’s Employee Profit Sharing and Stock Ownership Plan and Trust (“ESOP”), upon retirement and offer for sale the shares, in blocks of 46,000, 46,000 and 46,607 shares in February 2005, 2006 and 2007, respectively, at a price determined at the valuation at the fiscal year end immediately preceding the redemption period.

Pursuant to the Company’s bylaws, the Company is permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006 the Company repurchased 46,000 shares and 3,400 shares, respectively, of the Company’s stock from Richard Wickett and Kathryn Wilson in the original principal amounts of $1.2 million and $92,000, respectively. The shares were repurchased for $27.00 per share which represents the September 30, 2004 share price, pending completion of the valuation of the Company’s stock as of September 30, 2005. At December 31, 2006, the Company had an accrual of $49,400 for the difference between the purchase price and the September 30, 2005 share value of $28.00. At March 31, 2008, the notes bear interest at the rate of 7.5% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

On February 13, 2007, the Company repurchased an additional 46,607 shares of the Company’s stock from Richard Wickett in the original principal amount of approximately $1.0 million, by issuing a promissory note. The additional shares were purchased for $22.40 which represents 80% of the September 30, 2005 share price, pending completion of the valuation of the Company’s stock as of September 30, 2006. In May 2007, the September 30, 2006 valuation was completed establishing a valuation price of $24.34 per share. The Company recorded an additional accrual for the difference between the purchase price and the September 30, 2006 valuation price. The adjusted accrual balance for the stock price differential is approximately $579,000 at March 31, 2008 and September 30, 2007, and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. At March 31, 2008, the note bears interest at the rate of 7.5% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the note with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

The balances of the notes were $2.5 million at March 31, 2008 and September 30, 2007, and were included in other liabilities in the accompanying condensed consolidated balance sheets. Both notes are subject to the Company’s right of set off, which permits the Company to set off all claims it may have against the payee against amounts due and owing under the notes.

In July 2007, pursuant to the Company’s bylaws, the Company did not exercise its right of first refusal to redeem the shares offered for redemption by John Shearer, the former National Service Director and Senior Vice President. In accordance with the Company’s bylaws, the shares were next offered to our ESOP plan; the ESOP plan has agreed to redeem the shares over the course of five years. The first annual installment of 54,567 shares was redeemed on July 8, 2007 at the established valuation price of $24.34 for a total of $1.3 million. The ESOP redeemed the second annual installment of 10,940 shares, at the established valuation price of $29.68, on March 31, 2008. The remaining three equal annual installments of 33,261 shares will be redeemed in the second quarter of each fiscal year beginning with fiscal year 2009 by the ESOP plan at a price per share established by future valuations of the Company’s shares.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase an understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q.

This Form 10-Q and the information incorporated by reference in it include and are based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements can sometimes be identified by the fact that they do not relate strictly to historical or current facts and they frequently are accompanied by words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar terms and expressions. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry, and statements relating to our ability to be awarded government contracts, the adoption of certain laws by Congress, our ability to compete effectively with other firms that provide similar services, our ability to attract and retain clients, our ability to achieve future growth and success, our expectations for the public and private sector economic growth, and the various on-going government investigations, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot assure you that our expectations in such forward-looking statements will turn out to be correct. Factors that may impact such forward-looking statements include, among others, our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, our ability to attract and retain skilled employees, our ability to comply with new laws and regulations, our insurance coverage covering certain events, the timing and amount of the spending bills adopted by the federal government and the states, the outcome of the investigations by the Securities and Exchange Commission and the Federal Election Commission, timely billings to our customers and delays in collections of accounts receivable, risks of competition, changes in general economic conditions and interest rates, the risk that the Internal Revenue Service or the courts may not accept the amount or nature of one or more items of deduction, loss, income or gain we report for tax purposes and the possible outcome of pending litigation, legal proceedings and governmental investigations and our actions in connection with such litigation, proceedings and investigations, as well as certain other risks including those set forth under the heading “Risk Factors” and elsewhere in this Form 10-Q and in other reports filed by us with the Securities and Exchange Commission. All forward-looking statements included herein are only made as of the date such statements are made, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are qualified in their entirety to the cautionary statements set forth above and elsewhere in this Form 10-Q and in other reports filed by us with the Securities and Exchange Commission.

Actual results could differ materially from those projected in these forward-looking statements as a result of these factors, among others, many of which are beyond our control.

1. Results of Operations

The following table sets forth the percentage of net earned revenue represented by the items in our condensed consolidated statements of operations for the three-month and six-month periods ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Engineering fees	131.7%	123.6%	130.7%	125.7%
Direct reimbursable expenses	31.7	23.6	30.7	25.7

Net earned revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Direct salaries and direct costs	36.0	37.2	35.8	37.1
General and administrative expenses, including indirect salaries	59.9	54.8	60.2	58.4
Insurance proceeds and gain on recoveries	—	(1.7)	—	(0.9)
Investigation and related costs	—	1.0	—	1.5

Operating income	4.1	8.7	4.0	3.9
Interest expense	(0.2)	(0.1)	(0.2)	(0.3)
Other, net	—	—	—	—

Income before income taxes	3.9	8.6	3.8	3.6
Provision for income taxes	1.8	4.0	1.8	1.9

Net income	2.1%	4.6%	2.0%	1.7%

A summary of our operating results for the three-month and six-month periods ended March 31, 2008 and 2007 is as follows:

(Dollars in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Engineering fees	$155,832	$147,170	$300,209	$276,884
Direct reimbursable expenses	37,491	28,092	70,503	56,667

Net earned revenue	118,341	119,078	229,706	220,217

Costs and expenses:
Direct salaries and direct costs	42,580	44,262	82,157	81,599
General and administrative expenses, including indirect salaries	70,843	65,206	138,371	128,682
Insurance proceeds and gain on recoveries	—	(2,000)	—	(1,977)
Investigation and related costs	—	1,218	—	3,239

Operating income	4,918	10,392	9,178	8,674
Interest expense	(254)	(157)	(361)	(562)
Other, net	26	28	108	45

Income before income taxes	4,690	10,263	8,925	8,157
Provision for income taxes	2,116	4,815	4,227	4,126

Net income	$2,574	$5,448	$4,698	$4,031

Overview

Business Overview

We provide segment information on four reportable segments: Transportation Services, Construction Management, Civil Engineering, and Environmental Services.

We provide services to both private and public sector clients, with the public sector comprising approximately 77% of our engineering fees. During the six-month period ended March 31, 2008, all segments, experienced growth in engineering fees, except for the Construction Management segment. The Construction Management segment experienced a decrease in engineering fees primarily due to the completion of projects in Texas and Mississippi in the first fiscal quarter of 2008 and less than desirable growth of projects in the Georgia and Florida markets. The Civil Engineering segment continued to benefit from work assignments under several large contracts with the Mississippi Emergency Management Agency (“MEMA”) and the Department of Defense. This increase was partly offset by the continued softness in business activity in the residential market, especially in the West and the Southeast markets. The increase in engineering fees for the Transportation Services segment was due primarily to incremental workload in the National Services Practice group and several other projects that started in the first quarter of fiscal 2008. Our Environmental Services segment experienced a modest growth in engineering fees as a result of an economic slowdown which caused a softening of demand for their services. As of March 31, 2008, our revenue backlog was about $587.1 million as compared to $557.5 million as of September 30, 2007, representing a 5.3% increase.

We earn revenue for time spent on projects, in addition to certain direct reimbursable expenses of our projects, such as subcontractors expenses, blueprints and travel and lodging. The fluctuation in direct reimbursable expenses, specifically subcontractors costs, including travel and lodging expenses, will influence the fluctuation of our net earned revenue (“NER”). For instance, our Transportation Services segment experienced an increase in direct reimbursable expenses during the six months ended March 31, 2008, as compared to the same period in 2007, resulting from a high usage of specialized subcontractors related to several projects in the National Services Practice group. As a result, our Transportation Services segment’s NER grew at a lower rate than its engineering fees, because more work was being performed by subcontractors. During the six months ended March 31, 2008, we experienced an increase in indirect salaries as a percentage of NER reflecting a decrease in chargeability. As chargeability of our technical professionals’ time decreases, engineering fees and direct salaries decrease proportionately along with it, while indirect salary costs increase, as less of our technical staff’s time worked is being charged back to our clients. Effective in January 2008, we began the integration of several data sources and processes into an “Enterprise Resource Planning” (“ERP”) system. The ERP integration included the conversion of several existing business systems, the use of multiple software and hardware components and the transfer of several data sources into a unified database to be used by the various system modules. As a result of this integration, our professional staff spent a significant amount of time in non chargeable activities related to the implementation of the ERP system during the second fiscal quarter of 2008. This resulted in an increase in indirect salaries, which impacted the results of operations for the three-month period ended March 31, 2008 and to a lesser extent the six-month period ended March 31, 2008.

Our NER is impacted by our mix of chargeable and non chargeable professional staff hours. As chargeability of our technical professionals’ time decreases, engineering fees and direct salaries decrease along with it, while indirect salaries increase, as less of our technical staff’s time worked is being charged back to our clients. The lower utilization of our professional staff results in lower labor margin performance and a proportionately lower increase in NER. As chargeability increases, there is a corresponding decrease in indirect salaries and a proportional increase in engineering fees and direct salaries.

Business Environment

The need to modernize and upgrade the transportation infrastructure in the United States has been a source of continued business for us through the last ten years. Fueling the initial growth in this market was the Intermodal Surface Transportation Efficiency Act of 1991 (“ISTEA”) and subsequent legislation, the Transportation Equity Act for the 21st Century (“TEA-21”), the Safe, Accountable, Flexible, Efficient Transportation Act: A Legacy for Users (“SAFETEA-LU”). The public is beginning to recognize the potential disasters that awaits should our nation’s acknowledged aging infrastructure not be addressed. Increasingly complex governmental regulations faced by our clients mean additional opportunities for consultants with specialized knowledge. Despite the need for improvements, federal funds have been stretched, which when combined with the rising costs of construction materials has created some sluggishness in our industry. Some rebounding took place in 2008 as the industry experienced a slight upturn in aviation and transit funding and as user-fee (toll road) projects continued to show strong growth nationally.

The decline in the residential housing market continued during 2008 as the sub-prime mortgage crisis resulted in tighter credit and lower prices, causing builders and developers to curtail their operations substantially. The commercial development market, however remained reasonably stable, but may be affected for the remainder of 2008. This was offset by the increase in federal spending associated with contracts from the Department of Defense for Base Realignment and Closure and U.S. Army Transformation activity, which our civil engineering services strongly support.

In recent years, significant environmental laws at the federal, state and local levels have been enacted in response to public concern over the health of the nation’s air, water, and natural resources. Those laws and their implementation through regulations affect numerous industrial and governmental actions and form a key market driver for the services of our Environmental Services segment. Two federal environmental laws, The Safe Drinking Water Act of 1974 and the Clean Water Act of 1972, continue to influence this segment of our business. Pursuant to these laws, Congress has authorized significant monies to assist state and local governments. According to the EPA, as much as $23 billion a year will be needed for construction and upgrade of water and wastewater treatment facilities over the next 20 years.

Segment Results of Operations

Our operations are composed of four operating segments for which financial information is available and is evaluated on a regular basis by its executive decision maker, who has authority to allocate resources and assess performance. We have aggregated these six operating segments into four reportable segments: Transportation Services, Construction Management, Civil Engineering and Environmental Services. We evaluate performance based on operating income (loss) of the respective operating segment. The discussion that follows is a summary analysis of the primary changes in operating results by reportable segment for the three-month and six-month periods ended March 31, 2008 as compared to the same periods in 2007.

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

The Civil Engineering segment, through its two operating segments, Facilities and Federal (formerly known as Applied Technologies) provides civil engineering as well as specialized services to public and private clients. Included in these services are: site engineering and surveys, infrastructure engineering, master planning, disaster mitigation planning and response, asset assessment and management, emergency management and architectural and landscape design.

The Environmental Services business segment, through its two operating segments Environment Sciences and Water, focuses on the delivery of planning, design and construction management services for private and public sector clients related to air quality management, flood insurance studies, energy planning, hazardous and solid waste management, ecological studies, wastewater treatment, water resources, environmental toxicology analysis, aquatic treatment systems, reclaimed water, and water supply and treatment.

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

	Three Months Ended March 31,				Six Months Ended March 31,
	2008	% of NER	2007	% of NER	2008	% of NER	2007	% of NER
Transportation Services
Engineering fees	$68,309	143.4%	$55,463	130.5%	$126,125	142.1%	$105,758	133.0%
Direct reimbursable expenses	20,672	43.4	12,963	30.5	37,364	42.1	26,214	33.0

Net earned revenues (NER)	47,637	100.0	42,500	100.0	88,761	100.0	79,544	100.0

Direct salaries and direct costs	17,304	36.3	16,252	38.2	32,030	36.1	30,032	37.8
Indirect salaries	9,783	20.5	8,611	20.3	19,503	22.0	17,961	22.6
General and administrative costs	14,902	31.3	14,472	34.1	28,916	32.6	27,394	34.4
Insurance proceeds and gain on recoveries	—	—	(699)	(1.6)	—	—	(691)	(0.9)
Investigation and related costs	—	—	431	1.0	—	—	1,133	1.4

Total costs and expenses	41,989	88.1	39,067	91.9	80,449	90.6	75,829	95.3

Operating income	$5,648	11.9%	$3,433	8.1%	$8,312	9.4%	$3,715	4.7%

Construction Management
Engineering fees	$18,852	119.1%	$22,916	117.9%	$39,116	118.9%	$43,446	120.2%
Direct reimbursable expenses	3,027	19.1	3,471	17.9	6,215	18.9	7,292	20.2

Net earned revenues (NER)	15,825	100.0	19,445	100.0	32,901	100.0	36,154	100.0

Direct salaries and direct costs	5,768	36.4	7,461	38.4	12,332	37.5	14,175	39.2
Indirect salaries	2,609	16.5	3,126	16.1	6,442	19.6	6,599	18.3
General and administrative costs	5,631	35.6	5,985	30.8	11,500	35.0	11,463	31.7
Insurance proceeds and gain on recoveries	—	—	(292)	(1.5)	—	—	(289)	(0.8)
Investigation and related costs	—	—	176	0.9	—	—	474	1.3

Total costs and expenses	14,008	88.5	16,456	84.6	30,274	92.0	32,422	89.7

Operating income	$1,817	11.5%	$2,989	15.4%	$2,627	8.0%	$3,732	10.3%

Civil Engineering
Engineering fees	$37,847	121.4%	$36,948	120.1%	$73,678	121.1%	$67,666	120.9%
Direct reimbursable expenses	6,660	21.4	6,193	20.1	12,831	21.1	11,694	20.9

Net earned revenues (NER)	31,187	100.0	30,755	100.0	60,847	100.0	55,972	100.0

Direct salaries and direct costs	11,178	35.8	11,405	37.1	21,604	35.5	20,779	37.1
Indirect salaries	9,137	29.3	6,623	21.5	16,796	27.6	13,936	24.9
General and administrative costs	12,516	40.1	11,377	37.0	23,376	38.4	21,862	39.1
Insurance proceeds and gain on recoveries	—	—	(558)	(1.8)	—	—	(552)	(1.0)
Investigation and related costs	—	—	335	1.1	—	—	904	1.6

Total costs and expenses	32,831	105.3	29,182	94.9	61,776	101.5	56,929	101.7

Operating income (loss)	$(1,644)	(5.3)%	$1,573	5.1%	$(929)	(1.5)%	$(957)	(1.7)%

Environmental Services
Engineering fees	$30,824	130.1%	$31,843	120.7%	$61,290	129.9%	$60,014	123.6%
Direct reimbursable expenses	7,132	30.1	5,465	20.7	14,093	29.9	11,467	23.6

Net earned revenues (NER)	23,692	100.0	26,378	100.0	47,197	100.0	48,547	100.0

Direct salaries and direct costs	8,330	35.2	9,144	34.7	16,191	34.3	16,613	34.2
Indirect salaries	6,900	29.1	5,722	21.7	13,480	28.6	11,853	24.4
General and administrative costs	9,365	39.5	9,290	35.2	18,358	38.9	17,614	36.3
Insurance proceeds and gain on recoveries	—	—	(451)	(1.7)	—	—	(445)	(0.9)
Investigation and related costs	—	—	276	1.0	—	—	728	1.5

Total costs and expenses	24,595	103.8	23,981	90.9	48,029	101.8	46,363	95.5

Operating income (loss)	$(903)	(3.8)%	$2,397	9.1%	$(832)	(1.8)%	$2,184	4.5%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Engineering Fees

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
(Dollars in thousands)
Transportation Services	$68,309	$55,463	$12,846	23.2%
Construction Management	18,852	22,916	(4,064)	-17.7%
Civil Engineering	37,847	36,948	899	2.4%
Environmental Services	30,824	31,843	(1,019)	-3.2%

Total Engineering Fees	$155,832	$147,170	$8,662	5.9%

Engineering fees for the three-month period ended March 31, 2008, were $155.8 million as compared to $147.2 million in the same period in 2007, representing an increase of 5.9%. Part of the increase in engineering fees was due to a change in our estimate of the accrued reimbursement liability based on settlements to date and new information. As a result, we have recorded a reduction in the liability with a corresponding increase in engineering fees in the amount of $552,000 during the three-month period ended March 31, 2008. The adjustment to engineering fees has been allocated to our segments based on the individual segments’ proportionate share of engineering fees to total Company engineering fees. The backlog volumes increased by 3.1% in the three-month period ended March 31, 2008 from $569.7 million at December 31, 2007 to $587.1 million at March 31, 2008.

In the Transportation Services segment, engineering fees increased 23.2% to $68.3 million in the three-month period ended March 31, 2008 from $55.5 million in the same period in 2007. The increase was due primarily from continued increases in workload in projects in aviation, tolls and structures. The increase in engineering fees also resulted from several contracts, in various regions, which started during the first fiscal quarter of 2008 and have continued into the second fiscal quarter of 2008. The backlog volumes for the Transportation Services segment at March 31, 2008 increased by 6.7% to $274.0 million from $256.9 million at December 31, 2007.

Engineering fees from our Construction Management segment decreased 17.7% to $18.9 million in the three-month period ended March 31, 2008 from $22.9 million in the same period in 2007. The decrease in engineering fees in the three-month period ended March 31, 2008 when compared to the same period in 2007 was due primarily to the completion of jobs during the first fiscal quarter of 2008.

Engineering fees from Civil Engineering services increased 2.4% to $37.8 million in the three-month period ended March 31, 2008 from $36.9 million in the same period in 2007. The increase in engineering fees was due to additional work within the Federal group, including another large contract with MEMA, which started during the first quarter of fiscal 2008, partly offset by the completion of the New Mexico FEMA project. Engineering fees for the facilities group were flat during the current fiscal quarter in comparison to the same quarter last year. The Facilities group continued to benefit from contracts with the Department of Defense in the East Region, mostly offset by the continued weakening in the private sector residential housing market, especially in the West and Southeast markets, which affected the engineering components of our private sector land development services. The backlog volumes for the Civil Engineering segment at March 31, 2008 increased by 20.9% to $114.9 million when compared to $95.0 million as of December 31, 2007.

Engineering fees in our Environmental Services segment experienced a decrease of 3.2% to $30.8 million in the three-month period ended March 31, 2008 from $31.8 million in the same period in 2007. The Environmental Services segment experienced a decrease in engineering fees resulting from delays in starting new work assignments and a softening of demand for services as a result of economic slowdown. The backlog volumes for the Environmental Services segment at March 31, 2008 decreased by 1.2% to $120.1 million when compared to $121.5 million as of December 31, 2007.

Net Earned Revenue

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
(Dollars in thousands)
Transportation Services	$47,637	$42,500	$5,137	12.1%
Construction Management	15,825	19,445	(3,620)	-18.6%
Civil Engineering	31,187	30,755	432	1.4%
Environmental Services	23,692	26,378	(2,686)	-10.2%

Total Net Earned Revenues	$118,341	$119,078	$(737)	-0.6%

Net earned revenue was $118.3 million during the three-month period ended March 31, 2008 as compared to $119.1 million in the same period in 2007, representing a decrease of 0.6%. This is principally due to growth in the number of prime contracts coupled with the roughly flat overall economic growth in the period.

Direct Reimbursable Expenses

	Three Months Ended March 31,
	2008	% of NER	2007	% of NER
(Dollars in thousands)
Transportation Services	$20,672	43.4%	$12,963	30.5%
Construction Management	3,027	19.1%	3,471	17.9%
Civil Engineering	6,660	21.4%	6,193	20.1%
Environmental Services	7,132	30.1%	5,465	20.7%

Total Direct Reimbursable Expenses	$37,491	31.7%	$28,092	23.6%

In addition, the change in our NER is affected by the fluctuation in our direct reimbursable expenses. Direct reimbursable expenses are primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints, and equipment where we are responsible for procurement and management of such cost components on behalf of our clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up. As a percentage of NER, direct reimbursable expenses increased by 8.1% to 31.7% in the three-month period ended March 31, 2008 from 23.6% in the same period in 2007. The increase was principally driven by the Transportation Services segment.

In our Transportation Services segment, direct reimbursable expenses as a percentage of NER increased by 12.9% to 43.4% in the three-month period ended March 31, 2008 from 30.5% in the same period in 2007. The increase is due to subconsultant participation on four large projects in the Highway Design, Aviation & Transit Sectors.

In our Construction Management segment, direct reimbursable expenses decreased by 12.8% to $3.0 million in the three-month period ended March 31, 2008 when compared to $3.5 million in the same period in 2007. As a percentage of NER, direct reimbursable expenses increased slightly by 1.2% to 19.1% in the three-month period ended March 31, 2008 from 17.9% in the same period in 2007.

Direct reimbursable expenses in the Civil Engineering segment increased by 7.5% in the three-month period ended March 31, 2008 as compared to the same period in 2007. As a percentage of NER, direct reimbursable expenses increased by 1.3% to 21.4% in the three-month period ended March 31, 2008 from 20.1% in the same period in 2007. The increase was due to increases in subconsultants in connection with the Department of Defense and MEMA contracts, partly offset by the decrease in subconsultants resulting from the winding down of the New Mexico FEMA contract.

The Environmental Services segment experienced an increase in direct reimbursable expenses as a percentage of NER of 9.4% to 30.1% in the three-month period ended March 31, 2008 as compared to 20.7% in the same period in 2007. The increase was due primarily to the increased usage of specialized subconsultants, primarily with clients in the Water market.

Operating Income

	Three Months Ended March 31,
	2008	% of NER	2007	% of NER
(Dollars in thousands)
Transportation Services	$5,648	11.9%	$3,433	8.1%
Construction Management	1,817	11.5%	2,989	15.4%
Civil Engineering	(1,644)	-5.3%	1,573	5.1%
Environmental Services	(903)	-3.8%	2,397	9.1%

Total Operating Income	4,918	4.2%	10,392	8.7%

Insurance Proceeds and Gain on Recoveries	—	0.0%	(2,000)	-1.7%
Investigation and Related Costs	—	0.0%	1,218	1.0%

Total Operating Income before Insurance Proceeds and Gain on Recoveries, net of Investigation and Related Costs	$4,918	4.2%	$9,610	8.1%

Operating income was $4.9 million during the three-month period ended March 31, 2008 as compared to 10.4 million in the same period in 2007. The decrease in total operating income in the three-month period ended March 31, 2008 when compared to the same period in 2007 was principally due to a decrease in NER resulting from a higher usage of subconsultants in relation to the increase in engineering fees in the current quarter, as previously explained, and a less than desirable utilization of our professional staff resulting in lower margin performance, which contributed to a decrease in NER and an increase in indirect expenses. Part of the increase in indirect salaries was related to non chargeable activities in connection with the ERP implementation, as previously explained. The decrease in operating income in the three-month period ended March 31, 2008 when compared to the same period last year was partly offset by the $2.0 million insurance proceeds collected in the second fiscal quarter of 2007, partly offset by $1.2 million in investigation and related costs incurred in the three-month period ended March 31, 2007. Operating income, as a percentage of NER, decreased by 4.5% to 4.2% in the three-month period ended March 31, 2008 from 8.7% in the same period in 2007. Insurance proceeds and gain on recoveries, net of investigation and related costs are treated as corporate overhead costs, and as such, are allocated to each respective segment. The allocation is based on the segments’ proportionate share of general and administrative costs to our total general and administrative costs.

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

Operating income before insurance proceeds and gain on recoveries, net of investigation and related costs, was $4.9 million during the three-month period ended March 31, 2008 as compared to $9.6 million in the same period in 2007. Operating income before insurance proceeds and gain on recoveries, net of investigation and related costs, as a percentage of NER, decreased by 3.9% to 4.2% in the three-month period ended March 31, 2008 from 8.1% in the same period in 2007. The decrease in total operating income before insurance proceeds and gain on recoveries, net of investigation and related costs in the three-month period ended March 31, 2008 when compared to the same period in 2007 was principally due to a decrease in NER resulting from a higher usage of subconsultants in relation to the increase in engineering fees in the current quarter, as previously explained, and a less than desirable utilization of our professional staff resulting in lower margin performance, which contributed to a decrease in NER and an increase in indirect expenses. Part of the increase in indirect salaries was related to non-chargeable activities in connection with the ERP implementation, as previously explained.

As a percentage of NER, the Transportation Services segment’s operating income increased by 3.8% to 11.9% in the three-month period ended March 31, 2008 from 8.1% in the same period in 2007. The increase in operating income in the three-month period ended March 31, 2008 was due to the increase in engineering fees, as previously explained, combined with improvements in labor margin performance. As a percentage of NER, the Transportation Services segment’s operating income before insurance proceeds and gain on recoveries, net of investigation and related costs increased by 4.5% to 11.9% in the three-month period ended March 31, 2008 from 7.4% in the same period in 2007. This increase represents strong performance in labor utilization fueled by robust project schedules and the resulting increase in NER.

As a percentage of NER, the Construction Management segment’s operating income decreased by 3.9% to 11.5% in the three-month period ended March 31, 2008 from 15.4% in the same period in 2007. This decrease was primarily due to the decrease in engineering fees caused by the completion of projects during the first fiscal quarter of 2008. As a percentage of NER, operating income before insurance proceeds and gain on recoveries, net of investigation and related costs decreased by 3.3% to 11.5% in the three-month period ended March 31, 2008 from 14.8 % in the same period in 2007.

The Civil Engineering segment experienced a loss of $(1.6) million in the three-month period ended March 31, 2008 as compared to operating income of $1.6 million in the same period in 2007. This decrease was primarily driven by a decrease in labor utilization, which resulted in a significant increase in indirect labor costs. During the current fiscal quarter, the Civil Engineering segment added marketing resources to enhance its participation in the Federal market and design build projects and spent time on non-chargeable activities relating to the ERP implementation. Operating income before insurance proceeds and gain on recoveries, net of investigation and related costs was a loss of $(1.6) million in the three-month period ended March 31, 2008 when compared to operating income of $1.4 million in the same period in 2007.

The Environmental Services segment experienced a loss of approximately $(900,000) in the three-month period ended March 31, 2008 as compared to operating income of $2.4 million in the same period in 2007. This decrease was primarily due to a decrease in NER resulting from a higher usage of specialized subconsultants in relation to the increase in engineering fees in the current fiscal quarter and lower utilization of the professional staff in the current fiscal quarter created by the softening demand for services, increased non-chargeable activities relating to the ERP implementation and acquisition activities. Operating income before insurance proceeds and gain on recoveries, net of investigation and related costs was a loss of approximately $(900,000) in the three-month period ended March 31, 2008 when compared to operating income of $2.2 million in the same period in 2007.

Costs

Costs consist principally of direct salaries that are chargeable to clients and overhead and general and administrative expenses.

Direct Salaries and Direct Costs

	Three Months Ended March 31,
	2008	% of NER	2007	% of NER
(Dollars in thousands)
Transportation Services	$17,304	36.3%	$16,252	38.2%
Construction Management	5,768	36.4%	7,461	38.4%
Civil Engineering	11,178	35.8%	11,405	37.1%
Environmental Services	8,330	35.2%	9,144	34.7%

Total Direct Salaries and Direct Costs	$42,580	36.0%	$44,262	37.2%

Direct salaries and direct costs primarily include direct salaries and to a lesser extent unreimburseable direct costs. Direct salaries and direct costs were $42.6 million in the three-month period ended March 31, 2008 as compared to $44.3 million in the same period in 2007, representing a decrease of 3.8%. As a percentage of NER, direct salaries and direct costs decreased by 1.2% to 36.0% in the three-month period ended March 31, 2008 from 37.2% in the same period in 2007.

Direct salaries and direct costs in the Transportation Services segment increased by 6.5% to $17.3 million in the three-month period ended March 31, 2008 from $16.3 million in the same period in 2007. Direct salaries and direct costs increased as a result of additional workload and is reflected in the increase in NER. As a percentage of NER, direct salaries and direct costs decreased by 1.9% to 36.3% in the three-month period ended March 31, 2008 from 38.2% in the same period in 2007. This decrease was due primarily to improvements in labor utilization.

Direct salaries and direct costs in the Construction Management segment decreased 22.7% to $5.8 million in the three-month period ended March 31, 2008 from $7.5 million in the same period in 2007. This decrease was due primarily to headcount reductions in response to the completions of projects, as previously explained. As a percentage of NER, direct salaries and direct costs decreased by 2.0% to 36.4% in the three-month period ended March 31, 2008 from 38.4% in the same period in 2007.

Direct salaries and direct costs in the Civil Engineering segment decreased 2.0% to $11.2 million in the three-month period ended March 31, 2008 from 11.4 million in the same period in 2007. As a percentage of NER, direct salaries and direct costs decreased by 1.3% to 35.8% in the three-month period ended March 31, 2008 from 37.1% in the same period in 2007. This decrease was due to headcount reductions in response to weakening demand for services.

Direct salaries and direct costs in the Environmental Services segment decreased 8.9% to $8.3 million in the three-month period ended March 31, 2008 from $9.1 million in the same period in 2007 reflecting the softening in demand for our services. As a percentage of NER, direct salaries and direct costs increased by 0.5% to 35.2% in the three-month period ended March 31, 2008 from 34.7% in the same period in 2007.

General and Administrative Costs, including Indirect Salaries

The other component of costs is indirect costs, which include indirect salaries, and general and administrative costs.

Indirect Salaries

	Three Months Ended March 31,
	2008	% of NER	2007	% of NER
(Dollars in thousands)
Transportation Services	$9,783	20.5%	$8,611	20.3%
Construction Management	2,609	16.5%	3,126	16.1%
Civil Engineering	9,137	29.3%	6,623	21.5%
Environmental Services	6,900	29.1%	5,722	21.7%

Total Indirect Salaries	$28,429	24.0%	$24,082	20.2%

Indirect salaries increased 18.1% to $28.4 million in the three-month period ended March 31, 2008 from $24.1 million in the same period in 2007. Indirect salaries, as a percentage of NER, increased by 3.8% to 24.0% in the three-month period ended March 31, 2008 from 20.2% in the same period in 2007.

The Transportation Services segment experienced an increase in indirect salaries of 13.6% to $9.8 million in the three-month period ended March 31, 2008 from $8.6 million in the same period in 2007. As a percentage of NER, indirect salaries increased slightly by 0.2% to 20.5% in the three-month period ended March 31, 2008 from 20.3% in the same period in 2007. This was primarily due to increased non-chargeable activities related to the ERP implementation and increased marketing activity.

The Construction Management segment experienced a decrease in indirect salaries of 16.5% to $2.6 million in the three-month period ended March 31, 2008 from $3.1 million in the same period in 2007. As a percentage of NER, indirect salaries increased by 0.4% to 16.5% in the three-month period ended March 31, 2008 from 16.1% in the same period in 2007. The overall decrease is associated with the reduction in headcount consistent with the reduction in engineering fees.

The Civil Engineering segment experienced an increase in indirect salaries of 38.0% to $9.1 million in the three-month period ended March 31, 2008 from $6.6 million in the same period in 2007. As a percentage of NER, indirect salaries increased by 7.8% to 29.3% in the three-month period ended March 31, 2008 from 21.5% in the same period in 2007. This increase in indirect salaries was primarily due to additional expenditures for business development and less than desirable chargeability of the labor staff in the three-month period ended March 31, 2008 as compared to the same period in 2007, including time spent on non-chargeable activities relating to the ERP implementation.

Indirect salaries in our Environmental Services segment increased by 20.6% to $6.9 million in the three-month period ended March 31, 2008 from $5.7 million in the same period in 2007. Indirect salaries, as a percentage of NER increased by 7.4% to 29.1% in the three-month period ended March 31, 2008 from 21.7% in the same period in 2007. This increase was due primarily to lower utilization of the professional staff in the current fiscal quarter when compared to the same fiscal quarter a year ago, resulting from time spent on non-chargeable activities relating to the ERP implementation and acquisition activities.

General & Administrative Costs

	Three Months Ended March 31,
	2008	% of NER	2007	% of NER
(Dollars in thousands)
Transportation Services	$14,902	31.3%	$14,472	34.1%
Construction Management	5,631	35.6%	5,985	30.8%
Civil Engineering	12,516	40.1%	11,377	37.0%
Environmental Services	9,365	39.5%	9,290	35.2%

Total General & Administrative Costs	$42,414	35.8%	$41,124	34.5%

General and administrative costs increased 3.1% to $42.4 million in the three-month period ended March 31, 2008 from $41.1 million in the same period in 2007. The majority of the increase is primarily related to increases in legal fees of $1.7 million, including legal expenses incurred in connection with our lawsuit against our insurance carrier under our crime liability insurance, building rent expense of $739,000 from new and renewal of lease obligations, expense for software and computer supplies of $580,000 and travel and related expenses of $440,000 in connection with the ERP implementation. These increases were partly offset by a decrease in incentive compensation of $1.9 million resulting from a decrease in profitability in the current fiscal quarter when compared to the same period last year. Most of these costs are generally considered corporate costs which benefit all segments and are allocated to the respective segments based on the individual segments’ proportionate share of general and administrative costs as compared to total general and administrative costs. General and administrative costs, as a percentage of NER, increased by 1.3% to 35.8% in the three-month period ended March 31, 2008 from 34.5% in the same period in 2007.

(Gain)Loss on Recoveries and Investigation and Related Costs

During the three-month period ended March 31, 2008, there were no gains or losses on recovered assets nor any investigation and related costs. During the three-month period ended March 31, 2007, we recognized $2.0 million in insurance proceeds related to a claim filed by us under our crime liability insurance policy. Additionally, in the three-month period ended March 31, 2007, we incurred $1.2 million in investigation and related costs. The insurance proceeds and the investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of general and administrative costs to our total general and administrative costs.

Six months Ended March 31, 2008 Compared to Six months Ended March 31, 2007

Engineering Fees

	Six Months Ended March 31,
	2008	2007	$ Change	% Change
(Dollars in thousands)
Transportation Services	$126,125	$105,758	$20,367	19.3%
Construction Management	39,116	43,446	(4,330)	-10.0%
Civil Engineering	73,678	67,666	6,012	8.9%
Environmental Services	61,290	60,014	1,276	2.1%

Total Engineering Fees	$300,209	$276,884	$23,325	8.4%

Engineering fees for the six-month period ended March 31, 2008, were $300.2 million as compared to $276.9 million in the same period in 2007, representing an increase of 8.4%. The Transportation Services and Civil Engineering segments principally accounted for the increase in engineering fees in the six-month period ended March 31, 2008. These increases were partly offset by a decrease in engineering fees experienced by the Construction Management segment. A portion of the increase in engineering fees was due to a change in our estimate of the accrued reimbursement liability estimate based on settlements to date and new information. As a result, we have recorded a reduction in the liability with a corresponding increase in engineering fees in the amount of $2.0 million during the six-month period ended March 31, 2008. The adjustment to engineering fees has been allocated to our segments based on the individual segments’ proportionate share of engineering fees to total Company engineering fees. The backlog volumes increased by 5.3% in the six-month period ended March 31, 2008 from $557.5 million at September 30, 2007 to $587.1 million at March 31, 2008.

In the Transportation Services segment, engineering fees increased by 19.3% to $126.1 million in the six-month period ended March 31, 2008 from $105.8 million in the same period in 2007. The increase was due primarily from continued increases in workload in projects in aviation, tolls and structures. The increase in engineering fees also resulted from several contracts, in various regions, which started during the first fiscal quarter of fiscal 2008 and have continued into the second fiscal quarter of 2008. The backlog volumes for the Transportation Services segment at March 31, 2008 increased by 4.9% to $274.0 million from $261.2 million at September 30, 2007.

Engineering fees from our Construction Management segment decreased by 10.0% to $39.1 million in the six-month period ended March 31, 2008 from $43.4 million in the same period in 2007. The decrease in engineering fees in the six-month period ended March 31, 2008 when compared to the same period in 2007 was due primarily to the completion of projects during the first fiscal quarter of 2008. The backlog volumes for the Construction Management segment at March 31, 2008 decreased by 18.6% to $78.1 million when compared to $95.9 million as of September 30, 2007.

Engineering fees from Civil Engineering services increased 8.9% to $73.7 million in the six-month period ended March 31, 2008 from $67.7 million in the same period in 2007. The increase in engineering fees was primarily attributable to additional assignments in the Facilities group from contracts with the Department of Defense in the East Region. Also contributing to the increase in engineering fees was additional work within the Federal group, including another large contract with MEMA, which started during the first quarter of fiscal 2008. The increase in engineering fees was partly offset by the completion of the New Mexico FEMA project and the continued weakening in the private sector residential housing market, especially in the West and Southeast markets, which affected the engineering components of our private sector land development services. The backlog volumes for the Civil Engineering segment at March 31, 2008 increased by 38.7% to $114.9 million when compared to $82.8 million as of September 30, 2007.

Engineering fees in our Environmental Services segment experienced an increase of 2.1% to $61.3 million in the six-month period ended March 31, 2008 from $60.0 million in the same period in 2007. The Environmental Services segment experienced a slight increase in engineering fees resulting from a slowdown in demand for services in the six-month period ended March 31, 2008 when compared to the same period last year. The backlog volumes for the Environmental Services segment at March 31, 2008 increased by 2.1% to $120.1 million when compared to $117.6 million as of September 30, 2007.

Net Earned Revenue

	Six Months Ended March 31,
	2008	2007	$ Change	% Change
(Dollars in thousands)
Transportation Services	$88,761	$79,544	$9,217	11.6%
Construction Management	32,901	36,154	(3,253)	-9.0%
Civil Engineering	60,847	55,972	4,875	8.7%
Environmental Services	47,197	48,547	(1,350)	-2.8%

Total Net Earned Revenues	$229,706	$220,217	$9,489	4.3%

Net earned revenue was $229.7 million in the six-month period ended March 31, 2008, as compared to $220.2 million in the same period in 2007, representing an increase of 4.3%. This increase was directly related to the increase in engineering fess, as previously explained, partly offset by the increase in direct reimbursable expenses, as explained below.

Direct Reimbursable Expenses

	Six Months Ended March 31,
	2008	% of NER	2007	% of NER
(Dollars in thousands)
Transportation Services	$37,364	42.1%	$26,214	33.0%
Construction Management	6,215	18.9%	7,292	20.2%
Civil Engineering	12,831	21.1%	11,694	20.9%
Environmental Services	14,093	29.9%	11,467	23.6%

Total Direct Reimbursable Expenses	$70,503	30.7%	$56,667	25.7%

In addition, the change in our NER is affected by the fluctuation in our direct reimbursable expenses. Direct reimbursable expenses are primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints and equipment where we are responsible for procurement and management of such cost components on behalf of our clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up. As a percentage of NER, direct reimbursable expenses increased by 5.0% to 30.7% in the six-month period ended March 31, 2008 from 25.7% in the same period in 2007. The increase was driven principally by the Transportation Services segment.

In our Transportation Services segment, direct reimbursable expenses increased by 42.5% in the six-month period ended March 31, 2008 as compared to the same period in 2007. As a percentage of NER, direct reimbursable expenses increased by 9.1% to 42.1% in the six-month period ended March 31, 2008 from 33.0% in the same period in 2007. This increase was due primarily to the high usage of specialized subconsultants with projects in the National Services Practice group.

In our Construction Management segment, direct reimbursable expenses decreased by 14.8% to $6.2 million in the six-month periods ended March 31, 2008 from $7.3 million in the same period in 2007. As a percentage of NER, direct reimbursable expenses decreased by 1.2% to 18.9% in the six-month period ended March 31, 2008 from 20.2% in the same period in 2007. This is consistent with the overall reduction of project fees.

In our Civil Engineering segment direct reimbursable expenses increased by 9.7% to $12.8 million in the six-month period ended March 31, 2008 from $11.7 million in the same period in 2007. The increase was due to increases in subconsultants in connection with the Department of Defense and MEMA contracts, partly offset by a decrease in subconsultants resulting from the winding down of the New Mexico FEMA contracts. As a percentage of NER, direct reimbursable expenses increased by 0.2% to 21.1% in the six-month period ended March 31, 2008 from 20.9% in the same period in 2007.

Our Environmental Services segment experienced an increase of 22.9% in direct reimbursable expenses in the six-month period ended March 31, 2008 when compared to the same period in fiscal 2007. The increase was due primarily to the high usage of specialized subconsultants, primarily with clients in the Water group. As a percentage of NER, direct reimbursable expenses increased by 6.3% to 29.9% in the six-month period ended March 31, 2008 from 23.6% in the same period in 2007, reflecting a proportionately lower growth in engineering fees in proportion to the increase in direct reimbursable expenses.

Operating Income

	Six Months Ended March 31,
	2008	% of NER	2007	% of NER
(Dollars in thousands)
Transportation Services	$8,312	9.4%	$3,715	4.7%
Construction Management	2,627	8.0%	3,732	10.3%
Civil Engineering	(929)	-1.5%	(957)	-1.7%
Environmental Services	(832)	-1.8%	2,184	4.5%

Total Operating Income	9,178	4.0%	8,674	3.9%

Insurance Proceeds and Gain on Recoveries	—	0.0%	(1,977)	-0.9%
Investigation and Related Costs	—	0.0%	3,239	1.5%

Total Operating Income before Insurance Proceeds and Gain on Recoveries, net of Investigation and Related Costs	$9,178	4.0%	$9,936	4.5%

Operating income increased by 5.8% in the six-month period ended March 31, 2008 to $9.2 million, as compared to $8.7 million in the same period in 2007. The increase in operating income in the six-month period ended March 31, 2008 when compared to the same period in 2007 was due primarily to a decrease in investigation and related costs of $3.2 million, partly offset by $2.0 million insurance proceeds and gain on recoveries. The increase in operating income in the six-month period ended March 31, 2008 when compared to the same period in 2007 was partly offset by a decrease in the utilization of our professional staff, which caused less than desirable labor margins and increased indirect salaries. Part of the increase in indirect salaries was related to non-chargeable activities in connection with the ERP implementation, as previously explained. Operating income, as a percentage of NER, increased slightly by 0.1% to 4.0% in the six-month periods ended March 31, 2008 from 3.9% in the same period in 2007. Insurance proceeds and gain on recoveries, net of investigation and related costs are treated as corporate overhead costs, and as such, are allocated to each respective segment. The allocation is based on the segments’ proportionate share of general and administrative (“G&A”) costs to total Company G&A costs.

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

Operating income before insurance proceeds and gain on recoveries, net of investigation and related costs was $9.2 million in the six-month period ended March 31, 2008, as compared to $9.9 million in the same period in 2007, representing a decrease of 7.6%. Operating income before insurance proceeds and gain on recoveries, net of investigation and related costs, as a percentage of NER, decreased by 0.5% to 4.0% in the six-month period ended March 31, 2008 from 4.5% in the same period in 2007. The decrease in operating income was due primarily to a decrease in the utilization of our professional staff, which caused less than desirable labor margins and increased indirect salaries. Part of the increase in indirect salaries was related to non-chargeable activities in connection with the ERP implementation, as previously explained.

As a percentage of NER, the Transportation Services segment’s operating income increased by 4.7% to 9.4% in the six-month period ended March 31, 2008 from 4.7% in the same period in 2007. The increase in operating income in the six-month period ended March 31, 2008 was due to the increase in engineering fees, as previously explained, combined with improvement in labor utilization. This increase in operating income also benefitted by a decrease in the allocation of investigation and related costs of $1.1 million, net of insurance proceeds and gain on recoveries of approximately $690,000 in the six-month period ended March 31, 2008 when compared to the same period in 2007. As a percentage of NER, the Transportation Services segment’s operating income before insurance proceeds and gain on recoveries, net of investigation and related costs increased by 4.2% to 9.4% in the six-month period ended March 31, 2008 from 5.2% in the same period in 2007.

The Construction Management segment experienced a decrease in operating income, as a percentage of NER of 2.3% to 8.0% in the six-month period ended March 31, 2008 from 10.3% in the same period in 2007. This decrease was primarily driven by a reduction in engineering fees, as previously explained. As a percentage of NER, the Construction Management segment’s operating income before insurance proceeds and gain on recoveries, net of investigation and related costs decreased by 2.8% to 8.0% in the six-month period ended March 31, 2008 from 10.8% in the same period in 2007.

As a percentage of NER, the Civil Engineering segment operating (loss) increased by 0.2% to a loss of (1.5)% in the six-month period ended March 31, 2008 from an operating loss of (1.7)% in the same period in 2007. The reduction of the operating (loss) was due primarily to the increase in engineering fees, as previously explained, and a decrease in the allocation of investigation and related costs of approximately $900,000, net of insurance proceeds and gain on recoveries of approximately of $550,000 in the six-month period ended March 31, 2008 when compared to the same period in 2007. The improvement in the operating (loss) was mostly offset by additional investment in business development and less than desirable chargeability of the labor staff, including time spent on non-chargeable activities relating to the ERP implementation. As a percentage of NER, the Civil Engineering segment operating (loss) before insurance proceeds and gain on recoveries, net of investigation and related costs increased by 0.4% to a loss of (1.5)% in the six-month period ended March 31, 2008 from a loss of (1.1%)% in the same period in 2007.

The Environmental Services segment’s operating income (loss) decreased by $3.0 million to a loss of approximately ($830,000) in the six-month period ended March 31, 2008 from $2.2 million in the same period in 2007. The decrease in operating income was primarily due to a decrease in NER resulting from a higher increase in direct reimbursable expenses as a result of a high usage of specialized subconsultants in the Water group over the modest increase in engineering fees caused by the softening in demand for our services. Also contributing to the decrease in operating income for the six-month period ended March 31, 2008 over the same period last year was an increase in indirect salaries resulting from lower utilization of our labor staff caused by the softening in demand for our services and increased non-chargeable activities, primarily the ERP implementation and acquisition activities. The decrease in operating income was partly offset by a decrease in the allocation of investigation and related costs of approximately $725,000, net of insurance proceeds and gain on recoveries of approximately $445,000 in the six-month period ended March 31, 2008 when compared to the same period in 2007. As a percentage of NER, the Environmental Services segment operating income before insurance proceeds and gain on recoveries, net of investigation and related costs decreased by 6.9% to a loss of (1.8%)% in the six-month period ended March 31, 2008 from 5.1% in the same period in 2007.

Costs

Costs consist principally of direct salaries that are chargeable to clients and overhead and general and administrative expenses.

Direct Salaries and Direct Costs

	Six Months Ended March 31,
	2008	% of NER	2007	% of NER
(Dollars in thousands)
Transportation Services	$32,030	36.1%	$30,032	37.8%
Construction Management	12,332	37.5%	14,175	39.2%
Civil Engineering	21,604	35.5%	20,779	37.1%
Environmental Services	16,191	34.3%	16,613	34.2%

Total Direct Salaries and Direct Costs	$82,157	35.8%	$81,599	37.1%

Direct salaries and direct costs primarily include direct salaries and to a lesser extent unreimburseable direct costs. Direct salaries and direct costs were $82.2 million in the six-month period ended March 31, 2008, as compared to $81.6 million in the same period in 2007, representing an increase of 0.7%. Direct salaries and direct costs, as a percentage of NER, decreased by 1.3% to 35.8% in the six-month period ended March 31, 2008 from 37.1% in the same period in 2007.

Direct salaries and direct costs in the Transportation Services segment increased by 6.7% to $32.0 million in the six-month period ended March 31, 2008 from $30.0 million in the same period in 2007. Direct salaries and direct costs increased as a result of additional workload and is reflected in the increase in NER. As a percentage of NER, direct salaries and direct costs decreased by 1.7% to 36.1% in the six-month period ended March 31, 2008 from 37.8% in the same period in 2007. This decrease was due primarily to improvements in labor utilization.

Direct salaries and direct costs in the Construction Management segment decreased by 13.0% to $12.3 million in the six-month period ended March 31, 2008 from $14.2 million in the same period in 2007. As a percentage of NER, direct salaries and direct costs decreased by 1.7% to 37.5% in the six-month period ended March 31, 2008 from 39.2% in the same period in 2007. This decrease was primarily due to headcount reductions in response to the completion of projects during the first fiscal quarter of 2008.

Direct salaries and direct costs in the Civil Engineering segment increased 4.0% to $21.6 million in the six-month period ended March 31, 2008 from $20.8 million in the same period in 2007. As a percentage of NER, direct salaries and direct costs decreased by 1.6% to 35.5% in the six-month period ended March 31, 2008 from 37.1% in the same period in 2007. This decrease was due to the efficient utilization of the professional staff, which resulted in higher increase in NER in proportion to the increase in direct salaries and direct costs.

Direct salaries and direct costs in the Environmental Services segment decreased by 2.5% to $16.2 million in the six-month period ended March 31, 2008 from $16.6 million in the same period in 2007. As a percentage of NER, direct salaries and direct costs increased slightly by 0.1% to 34.3% in the six-month period ended March 31, 2008 from 34.2% in the same period in 2007.

General and Administrative Costs, including Indirect Salaries

The other component of costs is indirect costs, which include indirect salaries, and general and administrative costs.

	Six Months Ended March 31,
	2008	% of NER	2007	% of NER
(Dollars in thousands)
Transportation Services	$19,503	22.0%	$17,961	22.6%
Construction Management	6,442	19.6%	6,599	18.3%
Civil Engineering	16,796	27.6%	13,936	24.9%
Environmental Services	13,480	28.6%	11,853	24.4%

Total Indirect Salaries	$56,221	24.5%	$50,349	22.9%

Indirect salaries increased 11.7% to $56.2 million in the six-month period ended March 31, 2008 from $50.3 million in the same period in 2007. Indirect salaries, as a percentage of NER, increased by 1.6% to 24.5% in the six-month period ended March 31, 2008 from 22.9% in the same period in 2007.

The Transportation Services segment experienced an increase in indirect salaries of 8.6% to $19.5 million in the six-month period ended March 31, 2008 from $18.0 million in the same period in 2007. As a percentage of NER, indirect salaries decreased by 0.6% to 22.0% in the six-month period ended March 31, 2008 from 22.6% in the same period in 2007. The decrease in indirect salaries, as a percentage of NER, was due primarily to efficient utilization of the labor staff.

The Construction Management segment experienced a decrease in indirect salaries of 2.4% to $6.4 million in the six-month period ended March 31, 2008 from $6.6 million in the same period in 2007. As a percentage of NER, indirect salaries increased by 1.3% to 19.6% in the six-month period ended March 31, 2008 from 18.3% in the same period in 2007. This increase was due primarily to non-chargeable activities relating to the ERP implementation.

The Civil Engineering segment experienced an increase in indirect salaries of 20.5% to $16.8 million in the six-month period ended March 31, 2008 from $13.9 million in the same period in 2007. As a percentage of NER, indirect salaries increased by 2.7% to 27.6% in the six-month period ended March 31, 2008 from 24.9% in the same period in 2007. This increase in indirect salaries was primarily due to additional investment in business development and less than desirable chargeability of the labor staff, including time spent on non-chargeable activities relating to the ERP implementation.

Indirect salaries in our Environmental Services segment increased by 13.7% to $13.5 million in the six-month period ended March 31, 2008 from $11.9 million in the same period in 2007. Indirect salaries, as a percentage of NER increased by 4.2% to 28.6% in the six-month period ended March 31, 2008 from 24.4% in the same period in 2007. This increase was primarily due to less than desirable utilization of the professional staff resulting from a slowdown in demand for services and increased non-chargeable activities related to the ERP implementation.

	Six Months Ended March 31,
	2008	% of NER	2007	% of NER
(Dollars in thousands)
Transportation Services	$28,916	32.6%	$27,394	34.4%
Construction Management	11,500	35.0%	11,463	31.7%
Civil Engineering	23,376	38.4%	21,862	39.1%
Environmental Services	18,358	38.9%	17,614	36.3%

Total General & Administrative Costs	$82,150	35.8%	$78,333	35.6%

G&A costs increased 4.9% to $82.2 million in the six-month period ended March 31, 2008 from $78.3 million in the same period in 2007. The majority of the increase is primarily related to increases in building rent expense of $ 1.6 million from new and renewal of lease obligations, legal fees of $1.4 million, including legal expenses incurred in connection with our lawsuit against our insurance carrier under our crime liability insurance, expense for software and computer supplies of $400,000 and travel and related expenses of $650,000 in connection with the ERP implementation. Most of these costs are generally considered corporate costs which benefit all segments and are allocated to the respective segments based on the individual segments’ proportionate share of G&A costs as compared to total Company G&A costs. G&A as a percentage of NER increased by 0.2% to 35.8% in the six-month period ended March 31, 2008 from 35.6% in the same period in 2007.

Insurance Proceeds and Gain on Recoveries and Investigation and Related Costs

During the six-month period ended March 31, 2008, there were no gains or losses on recovered assets nor any investigation and related costs. During the six-month period ended March 31, 2007, we recognized $2.0 million in insurance proceeds related to a claim filed by us under our crime liability insurance policy. Also during the six-month period ended March 31, 2007, we recorded a net loss on recoveries of $23,000, consisting of approximately $111,000 of additional losses on disposal of assets held for sale, offset by $88,000 in recoveries of embezzled funds. Additionally, in the six-month period ended March 31, 2007, we incurred $3.2 million in investigation and related costs. The insurance proceeds, net loss on recoveries and the investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of general and administrative costs to our total general and administrative costs.

Income Taxes

The income tax provisions were $2.1 million and $4.8 million, and $4.2 million and $4.1 million which represented effective tax rates of 45.1% and 47.0% and 47.4% and 50.6%, for the three-month and six-month periods ended March 31, 2008 and 2007, respectively.

During the quarter ended March 31, 2008, the Company had no changes to its unrecognized tax benefits related to the current, or prior reporting periods, changes in settlements with taxing authorities, nor as a result of the lapse of any applicable statues of limitations. The Company believes it is reasonably possible that the liability for unrecognized tax benefits at March 31, 2008 may decrease by approximately $2.6 million due to the completion of examinations or the expiration of the statute of limitations within 12 months of March 31, 2008.

The Company files tax returns with the U.S. Federal Government, various state and local jurisdictions, as well as Puerto Rico. The Company is subject to periodic audits by the Internal Revenue Service as well as foreign, state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. Income tax contingencies are accounted for in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the Company’s effective tax rate and cash flows in future years. With few exceptions, the Company is no longer subject to U.S. Federal, State and Local, or Puerto Rico examination by tax authorities for tax years ending before October 1, 2004.

On February 21, 2008, the Company filed an application with the Internal Revenue Service to change its overall method of tax reporting from the cash method to the accrual method, effective with the tax year ending September 30, 2008. The effect of this change is to increase the estimated current taxable income by approximately $101 million on a pro rata basis over the next four years. This method change has no impact on the Company’s overall provision for income taxes. The liability for the first year of the method change is included as a component in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2008. The liability for the second year of the method change is included in the current deferred tax liability and the liability for the third and fourth years of the method change are included in non-current deferred income tax liability, in the accompanying condensed consolidated balance sheet as of March 31, 2008.

2. Financial Condition and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities totaled $14.9 million in the six-month period ended March 31, 2008 as compared to net cash used in operating activities of $17.2 million in the same period in 2007. The reduction in net cash used in operations resulted primarily from a decrease in settlement payments related to the accrued reimbursement liability made to clients of $9.5 million for the six months ended March 31, 2008 as compared to the same period of last year. Also contributing to the reduction in cash used in operating activities was a larger increase in accounts payable and accrued expenses at March 31, 2008 from September 30, 2007 in comparison to a decrease in accounts payable and accrued expenses in the comparable periods in 2007. This increase in accounts payable and accrued expenses was primarily due to the implementation of the new accounts payable system in the second fiscal quarter of fiscal 2008. Also contributing to the decrease in net cash used in operating activities during the six-month period ended March 31, 2008 as compared to the same period in 2007 was a reduction in investigation and related costs of $3.2 million, partly offset by proceeds from an insurance claim of $2.0 million. The reduction in net cash used in operating activities during the six-month period ended March 31, 2008 when compared to the same period in 2007 was mostly offset by a reduction in cash flows from projects resulting from a larger increase in unbilled fees at March 31, 2008 from September 30, 2007 in comparison to a smaller increase in unbilled fees in the comparable period in 2007. As more fully explained in footnote No 4 to the Notes to Condensed Consolidated Financial Statements, effective in January 2008, we began the integration of several existing systems into an Enterprise Resource Planning (“ERP”) system. As a result of the ERP conversion process, we experienced delays in capturing data required to be included in billings for work performed to our customers. These delays caused our billings to customers to be late, which accounted for the significant increase in unbilled fees as of March 31, 2008 compared to September 30, 2007.

Our operating cash flows are heavily influenced by changes in the levels of accounts receivables, unbilled fees and billings in excess of cost. Unbilled fees are created when we recognize revenue. The unbilled fees are normally invoiced the month after the revenue is recognized unless there are contractual provisions which dictate the timing of billing. Unbilled fees which are not invoiced the month following the revenue are normally invoiced within the following two months. These account balances as well as days sales outstanding (“DSO”) in accounts receivable and unbilled fees, net of billings in excess of cost, can vary based on contract terms and contractual milestones and the timing and size of cash receipts. DSO increased to 113 days for the six months period ended March 31, 2008, from 99 days for the fiscal year ended September 30, 2007. We calculate DSO by dividing accounts receivables, net and unbilled fees less billings in excess of cost by average daily gross revenue for the applicable period. The increase in DSO was driven by the increase in unbilled fees as explained above.

Accounts receivable increased by 1.9% to $85.1 million at March 31, 2008 from $83.5 million at September 30, 2007. This increase was primarily driven by delays in billing customers due to the implementation of the ERP system. The allowance for doubtful accounts increased by 4.9% to $1.9 million, or 2.2% of accounts receivable, at March 31, 2008 from $1.8 million, or 2.1% of accounts receivable, at September 30, 2007. Overall the aging of accounts receivable at March 31, 2008 has remained comparable to the aging of accounts receivable at September 30, 2007. The increase in the allowance for doubtful accounts relates to several specific accounts receivable balances which aged during the current fiscal quarter. We continuously monitor collection efforts and assess the allowance for doubtful accounts. Based on this assessment at March 31, 2008, we have deemed the allowance for doubtful accounts to be adequate. Unbilled fees increased by 33.9% to $105.1 million at March 31, 2008 from $78.5 million at September 30, 2007. Historically, unbilled fees are primarily related to work performed in the last month of the fiscal period. Billings usually occur in the month after we recognize the revenue or in accordance with the specific contractual provisions. As previously stated, the increase in unbilled fees relates to the delays in billing to customers due to the implementation of the ERP system. As of the date of this filing, we have substantially brought our billings to clients current. Approximately 64% of the unbilled fees at March 31, 2008 were billed as of April 30, 2008. The remainder is expected to be billed within the next two months.

Cash Flows from Investing Activities

Net cash used in investing activities was $8.7 million and $5.8 million for the six-month periods ended March 31, 2008 and 2007, respectively. Investing activities relating to purchases of property and equipment, such as survey equipment, computer systems, software applications, furniture and equipment and leasehold improvements were $6.2 million and $5.1 million during the six-month periods ended March 31, 2008 and 2007, respectively.

On February 29, 2008, we acquired 100% of the stock of EcoScience for a price of $2.25 million of which $2.0 million was paid in cash.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six-month period ended March 31, 2008 was $15.4 million as compared to cash provided by financing activities of $23.0 million in the same period in 2007. The decrease in net cash provided by financing activities was due primarily to a $7.7 million decrease in net borrowings between the six-month period ended March 31, 2008 and the same period in 2007. This decrease consisted of $27.4 million in net borrowings during the six-month period ended March 31, 2007, which was used primarily to fund operations and to reduce our accrued reimbursement liability and $19.6 millions in net borrowings during the six-month period ended March 31, 2008, which was used to fund the cash flows shortfall from projects caused by the increase in unbilled fees, as explained above. Also contributing to the decrease in net cash provided by financing activities for the six-month period ended March 31, 2008 when compared to the same period last year was an increase of $3.9 million in payments to repurchase common stock from employees, partly offset by the collection of $3.0 million in shareholder’s loans.

Capital Resources

In November 2007, the Company renegotiated our existing line of credit agreement with Bank of America, N.A. (the “Bank”) to increase the line of credit from $58 million to $60 million and to extend the maturity date of June 30, 2008 to a new maturity date of October 2011. As part of the extension agreement, substantially all the terms and conditions remained the same and the minimum levels of net worth requirement was eliminated from the agreement. The line of credit agreement provides for the issuance of letters of credit. The letters of credit reduce the maximum amount available for borrowing. As of March 31, 2008 and September 30, 2007, we had letters of credit outstanding totaling $5.4 million and $1.9 million, respectively, including letters of credit for $1.8 million to guarantee insurance payments. As a result of the issuance of these letters of credit and outstanding borrowings, the maximum amount available for borrowing under the line of credit was $34.9 million and $56.1 million as of March 31, 2008 and September 30, 2007, respectively.

The interest rate (3.11% at March 31, 2008 and 5.85% at September 30, 2007) is, at our option, either LIBOR plus 50 basis points (currently in use) or prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The rate increases to LIBOR plus 75 basis points or prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The line of credit is collateralized by substantially all of our assets. We were in compliance with all financial covenants and ratios as of March 31, 2008.

On March 19, 2001, we entered into a mortgage note with an original principal amount of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 3.43% and 6.19% at March 31, 2008 and September 30, 2007, respectively. Our adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%. The mortgage agreement contains clauses requiring the maintenance of various covenants and financial ratios. In October 2007, we negotiated a modification to the mortgage note by eliminating the minimum levels of net worth requirement from the mortgage note. The mortgage note is collateralized by the office building located in Maitland, Florida. We were in compliance with all financial covenants and ratios as of March 31, 2008.

Our capital expenditures are generally for purchases of property and equipment. We spent $6.2 million and $5.1 million on such expenditures for the six-month periods ended March 31, 2008 and 2007, respectively.

We carry insurance to cover fiduciary and crime liability. These policies are renewed on an annual basis and were in effect for the periods in which the Participants misappropriated funds. We filed a claim under the annual crime policy for the period ending in April 2005 (the “2005 Policy”), to recover some of the misappropriation losses which resulted from the embezzlement. In January 2007, we received $2.0 million, the stated limit under the 2005 Policy. In August 2007, we filed suit seeking a declaration that the insurance carrier is obligated to us for losses suffered as a result of the embezzlement for policy years 1991 through 2004. The amount of recovery sought for those policy years is $17 million. At the present time, we are unable to predict the likely outcome of this legal action and accordingly have not recorded any insurance receivable or reserve.

The stock offering window usually takes place on an annual basis during the second fiscal quarter. The stock window allows full time and part time regular employees to purchase shares of Class A common stock and existing shareholders to offer shares of common stock for sale to us. Under our corporate bylaws, we have the right of first refusal to purchase these shares. If we decline to purchase the offered shares, they are offered to the Employee Profit Sharing and Stock Ownership Plan and Trust (“ESOP”) and then to all shareholders of the Company.

We cancelled the stock window for fiscal 2007 because we were not current in filing our quarterly reports for fiscal 2007 with the SEC. Instead we authorized an internal market window (“internal window”) for employee shareholders to purchase and sell shares of the Company in July 2007. We facilitated this internal window by matching employee shareholders who wished to purchase and sell shares. We had the option, but not the obligation, to purchase any unmatched sell shares that employee shareholders wished to sell and which did not have a matching employee shareholder purchaser. Eligible buyers were employees and directors of the Company and the Company’s ESOP. At the end of the internal window, there were unmatched sell shares. We did not exercise our right to purchase the unmatched sell shares. The unmatched sell shares were next offered to the Company’s ESOP, which agreed to purchase all of the unmatched sell shares.

As a result of the internal window, we loaned funds for those shares that were matched, to those employee shareholders who wished to sell their shares for the full amount due. Employee shareholders that wished to purchase matched shares were required to execute promissory notes (“notes”) and pledge share agreements as collateral for the notes. The notes were interest free and were due on December 28, 2007. At September 30, 2007, the outstanding balance of the notes was $1.9 million, of which, approximately $332,000 was classified as other current assets and the remaining balance of $1.6 million was included as a reduction of stockholders’ equity in the accompanying condensed consolidated balance sheet. As of March 31, 2008, all outstanding notes were collected from employee shareholders.

During the second quarter of fiscal year 2008, the Company opened the stock window for the purchase and/or redemption of shares by eligible employees and outside directors at a price of $29.68. Purchasers of shares were given several options for payment, including payroll deductions, balloon payments, up front cash or some combination thereof. The last payroll deduction will be due on November 28, 2008. As a result of the stock window, the Company sold 140,197 shares for an aggregate amount of $4.2 million. At March 31, 2008, the outstanding balance due to the Company on the shares sold was $3.0 million, of which, approximately $537,000 was classified as other current assets and the remaining balance of $2.5 million was included as a reduction of stockholders’ equity in the accompanying condensed consolidated balance sheet. The Company issued stock in the amount of $5.1 and $4.5 million, in lieu of cash payment, for the matching contribution to the 401(k) plan for calendar years 2007 and 2006, respectively. The Company agreed to redeem 415,187 shares for an aggregate amount of $12.3 million. As a result, the Company recorded a liability for this aggregate amount, which is reflected in stock redemption payable in the accompanying condensed consolidated balance sheet as of March 31, 2008.

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

Pursuant to the Company’s bylaws, we are permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006 we repurchased 46,000 shares and 3,400 shares, respectively, of the Company’s stock from Richard Wickett and Kathryn Wilson in the original principal amounts of $1.2 million and $92,000, respectively. The shares were repurchased for $27.00 per share which represents the September 30, 2004 share price, pending completion of the valuation of the Company’s stock as of September 30, 2005. At December 31, 2006, we had an accrual of $49,400 for the difference between the purchase price and the September 30, 2005 share value of $28.00. At March 31, 2008, the notes bear interest at the rate of 7.5% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

On February 13, 2007, we repurchased an additional 46,607 shares of the Company’s stock from Richard Wickett in the original principal amount of approximately $1.0 million, by issuing a promissory note. The additional shares were purchased for $22.40 which represents 80% of the September 30, 2005 share price, pending completion of the valuation of the Company’s stock as of September 30, 2006. In May 2007, the September 30, 2006 valuation was completed establishing a valuation price of $24.34 per share. We recorded an additional accrual for the difference between the purchase price and the September 30, 2006 valuation price. The adjusted accrual balance for the stock price differential is approximately $579,000 at March 31, 2008 and September 30, 2007, and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. At March 31, 2008, the note bears interest at the rate of 7.5% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the note with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

The balances of the notes were $2.5 million at March 31, 2008 and September 30, 2007, and were included in other liabilities in the accompanying condensed consolidated balance sheets. Both notes are subject to our right of set off, which permits us to set off all claims we may have against the payee against amounts due and owing under the notes.

In July 2007, pursuant to the Company’s bylaws, we did not exercise our right of first refusal to redeem the shares offered for redemption by John Shearer, our former National Service Director and Senior Vice President. In accordance with the Company’s bylaws, the shares were next offered to our ESOP plan; the ESOP plan has agreed to redeem the shares over the course of five years. The first annual installment of 54,567 shares was redeemed on July 8, 2007 at the established valuation price of $24.34 for a total of $1.3 million. The ESOP redeemed the second annual installment of 10,940 shares, at the established valuation price of $29.68, on March 31, 2008. The remaining three equal annual installments of 33,261 shares will be redeemed in the second quarter of each fiscal year beginning with fiscal year 2009 by our ESOP plan at a price per share established by future valuations of the Company’s shares.

5. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements” an amendment of ARB No. 51. This standard requires specific financial disclosures of consolidated noncontrolling interest with the objective of improving the relevance, comparability, and transparency of the financial information relating to non-controlling interest in a consolidated subsidiary. We are required to adopt the recognition and related disclosure provisions of SFAS 160 beginning with interim periods of fiscal year ending September 30, 2010; earlier adoption is prohibited. The Company does not believe the adoption of SFAS 160 will have a material impact on its condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), “Business Combinations”. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Company is required to adopt the recognition and related disclosure provisions of SFAS 141(R) beginning with interim periods of fiscal year ending September 30, 2010; earlier adoption is prohibited. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB No. 109” (“FIN 48”). This interpretation establishes guidelines and thresholds that must be met for the recognition and measurement of a tax position taken or expected to be taken on a tax return. The Company adopted FIN 48 in our first quarter of fiscal 2008, beginning on October 1, 2007. As a result of the adoption of FIN 48, we have recognized a change in the liability for unrecognized tax benefits of $2.5 million and an increase of approximately $200,000 in accrued interest, which was accounted for as a reduction to the October 1, 2007 balance of retained earnings.

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

The interest rate on the mortgage note was 3.43% and 6.19% at March 31, 2008 and September 30, 2007, respectively. Our adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%.

The interest rate (3.11% at March 31, 2008 and 5.85% at September 30, 2007) on our revolving line of credit is at our option, either, LIBOR plus 50 basis points (currently in use) or Prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The rate increases to LIBOR plus 75 basis points or Prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. We mitigate interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit. As of March 31, 2008, the fair value of the debt approximates the outstanding principal balance due to the variable rate nature of such instruments.

The interest rates under our revolving line of credit and mortgage note are variable and accordingly we have exposure to market risk. To the extent that we have borrowings outstanding, there is market risk relating to the amount of such borrowings. We estimate that a one-percentage point increase in interest rates for debt outstanding of $26.3 million as of March 31, 2008 would have resulted in additional annualized interest costs of approximately $263,000. As of April 30, 2008, debt outstanding has increased to $33.1 million primarily due to cash flows shortfall from operations resulting from delays in billings to our customers, which slow downed the collections of accounts receivable. We estimate that a one-percentage point increase in interest rates for this outstanding debt would have resulted in additional annualized interest costs of approximately $331,000.

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

Changes in Internal Control over Financial Reporting

During the quarter the Company implemented an ERP system in order, among other benefits, to improve the Company’s internal controls over financial reporting. In connection with the implementation, the company experienced an enhancement in its general computer controls relating to segregation of duties and system access privileges. In addition, the company incurred delays in its billing process relating to the conversion of project data, generated certain invoices outside of its normal control structure, and accrued certain revenue outside of its normal revenue recognition process. We employed additional procedures to ensure that the client billings and revenues were reasonably reflected in the financial statements. Management expects these adverse changes in its control structure to return to a normal state during the next quarter as the implementation of the ERP system is finalized and the implementation of Sarbanes Oxley internal controls over financial reporting continues.

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

We are party to several pending legal proceedings arising from our operations. Additionally, if a client were to make a claim against a subcontractor on a project for which the Company was the prime contractor, the Company would be liable if the subcontractor was not adequately insured or not financially able to settle the claim. We believe that we have sufficient professional liability insurance such that the outcome of any of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or results of operations. However, if our insurance company were to deny coverage for a significant judgment or if a judgment were entered against us in an amount greater than our coverage, it could adversely affect our results of operations and financial position.

We maintain a full range of insurance coverage, including workers’ compensation, commercial general liability (which includes property coverage), commercial automobile, and professional liability (which includes pollution coverage). Our professional liability coverage is on a “claims-made basis” meaning the coverage applies to claims made during a policy year regardless of when the causative action took place. All other coverage are “occurrence-basis” meaning that the policy in place when the injury or damage occurred is the policy that responds regardless of when the claim is made. Our professional liability limits per policy year are $45 million with a per claim deductible of $125,000 plus an annual aggregate of $3 million. This coverage would also cover the Company for a claim against a subcontractor of the Company. Based on our experience with claims and lawsuits we believe that the current levels of coverage are adequate for all of our present operational activities although such coverage may not prove to be adequate in all cases. A successful catastrophic claim or aggregate of several large claims in amounts in excess of our insurance coverage in any policy year could have a material adverse effect on our financial position and results of operation.

In July 1998, we entered into an agreement with West Frisco Development Corporation (“WFDC”) to provide various services, among which was a flood plain study to be used by WFDC, the City of Frisco and the Federal Emergency Management Agency (“FEMA”). In 2003, the City of Frisco retained the services of a third-party architecture and engineering firm in connection with the extension and widening of Teel Road which lies within the greater drainage basin included in the Company’s original flood plain study. This architecture and engineering firm’s assessment of the flood plain study determined that the Company used incorrect assumptions when calculating the size of the drainage culverts required for the increased development of the area’s transportation infrastructure. Based on this assessment, the Company has entered into negotiations with the City of Frisco to correct the drainage needs to support the Teel Road expansion project. As a result, the Company had recorded an estimated liability of $3.1 million to cover the costs associated with correcting the drainage needs of the Teel Road expansion project. Included in this estimate is the purchase of a parcel of land for $1.5 million, the remaining balance of $1.4 million and $1.6 million is reflected in other liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2008 and September 30, 2007, respectively.

Misappropriation Loss

In connection with an investigation conducted by independent counsel in a prior year, it was revealed that at least $36 million was misappropriated between January 1, 1998 and the discovery of the misappropriations in March 2005.

The Company determined that the misappropriation scheme led to the overstatement of overhead rates that the Company used to determine billings in connection with certain of its government contracts. As a result, some government clients were overcharged for the Company’s services

The Company determined corrected overhead rates considering the impact of the misappropriations and considering the impact of additional errors identified and entered into settlement agreements for many of these clients and agencies, including without limitation, the Department of Justice, the State of Texas Department of Transportation and the Florida Department of Transportation. The Company and its advisors have been working with its government clients to finalize any refundable amounts and estimates that the cumulative refund amount, before any payments, resulting from the overstated overhead rates is $35.6 million through March 31, 2008, including interest.

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

Our Board of Directors, with the assistance of the Audit Committee, instituted immediate corrective actions and began implementing long-term measures to implement new financial controls and establish procedures to safeguard assets and to establish more accurate accounting and financial reporting practices. These long-term measures are included within our Ethics and Compliance Program.

In an effort to recover assets that were misappropriated, we have instituted lawsuits against certain persons who received money from one or more of the participants in the embezzlement scheme. We continue to incur costs associated with such lawsuits, and we may not prevail in these lawsuits. In the event that we do prevail, we may not actually recover assets from the persons who we sued.

In October 2007, the Federal Election Commission advised us that it was commencing an investigation into alleged violations of the Federal Election Campaign Act of 1971, as amended, based on the improper campaign contributions including improper use of political action committees. At the present we are unable to predict the likely outcome of this investigation.

The United States SEC is also conducting an investigation of the accounting irregularities and misappropriations of funds. We are fully cooperating with the investigation and have produced documents and other information to the commission. At the present time, we are unable to predict the likely outcome of this investigation.

ITEM 1A.	Risk Factors

Information about risk factors for the three-month and six-month periods ended March 31, 2008 does not differ materially from that set forth in Part I, Item1A, of our 2007 Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

ITEM 2.	Unregistered Sale of Equity Security and Use of Proceeds

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	—	—
February 1 - February 28	—	$—	—	—
March 1 - March 31	415,187	$29.68	—	—

Total	415,187	$29.68	—	—

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

A list of exhibits to this Report is set forth in the Exhibit Index appearing elsewhere in this Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The PBSJ Corporation
(Registrant)

Dated:	May 15, 2008	/s/ John B. Zumwalt III
John B. Zumwalt III
Chairman of the Board and Chief Executive Officer

Dated:	May 15, 2008	/s/ Donald J. Vrana
Donald J. Vrana
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a) certification by John B. Zumwalt, III, Chairman and Chief Executive Officer.

31.2	Rule 13a-14(a) certification by Donald J. Vrana, Senior Vice President and Chief Financial Officer.

32	Certification of by John B. Zumwalt, III, Chairman and Chief Executive Officer and Donald J. Vrana, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.