Form 10-Q
period 2008-06-30
PBSJ CORP /FL/
filed 2008-08-14
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☐	Smaller Reporting Company
(Do not check if Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 31, 2008, there were 6,128,025 shares of Common Stock Class A, $.00067 par value per share, outstanding.

THE PBSJ CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2008

PART 1 FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PBSJ CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(Amounts in thousands, except share and per share amounts)	June 30, 2008	September 30, 2007
Assets
Current Assets:
Cash and cash equivalents	$325	$8,481
Accounts receivable, net	96,489	83,485
Unbilled fees	93,578	78,511
Other current assets	5,878	3,183

Total current assets	196,270	173,660
Property and equipment, net	36,059	34,932
Cash surrender value of life insurance	11,283	10,687
Deferred income taxes, non current	—	11,558
Goodwill	23,166	21,692
Intangible assets, net	1,396	886
Other assets	4,690	4,954

Total assets	$272,864	$258,369

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$86,966	$85,135
Stock redemption payable	7,974	—
Accrued reimbursement liability	2,227	8,385
Current portion of long-term debt	25,154	512
Current portion of capital leases	579	347
Accrued vacation	13,270	12,518
Billings in excess of costs	7,226	3,943
Deferred income taxes, current	223	27,909

Total current liabilities	143,619	138,749
Deferred income taxes, non current	8,832	—
Long-term debt, less current portion	6,013	6,397
Capital leases, less current portion	161	358
Deferred compensation	13,912	13,364
Other liabilities	31,739	21,405

Total liabilities	204,276	180,273

Stockholders’ Equity:
Common stock, par value $0.00067, 15,000,000 shares authorized, 6,862,009 shares issued and outstanding at September 30, 2007	—	5
Common stock Class A, par value $0.00067, 15,000,000 shares authorized, 6,118,421 shares issued and outstanding at June 30, 2008	4	—
Common stock Class B, non-voting, par value $0.00067, 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2008 and September 30, 2007	—	—
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2008 and September 30, 2007	—	—
Retained earnings	71,807	81,040
Accumulated other comprehensive loss	(1,189)	(1,246)
Employee shareholders’ loans and receivables, unearned compensation and other	(2,034)	(1,703)

Total stockholders’ equity	68,588	78,096

Total liabilities and stockholders’ equity	$272,864	$258,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PBSJ CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Amounts in thousands, except per share amounts)	2008	2007	2008	2007
Earned revenue:
Engineering fees	$155,482	$150,150	$455,691	$427,034
Direct reimbursable expenses	40,549	32,201	111,052	88,868

Net earned revenue	114,933	117,949	344,639	338,166

Costs and expenses:
Direct salaries and direct costs	43,470	42,115	125,627	123,714
General and administrative expenses, including indirect salaries	69,105	67,151	207,476	195,833
Insurance proceeds and gain on recoveries	—	(12)	—	(1,989)
Investigation and related costs	—	519	—	3,758

Total costs and expenses	112,575	109,773	333,103	321,316

Operating income	2,358	8,176	11,536	16,850

Other income (expense):
Interest expense	(358)	(489)	(719)	(1,051)
Other, net	17	20	125	65

Total other income (expense)	(341)	(469)	(594)	(986)

Income before income taxes	2,017	7,707	10,942	15,864
Provision (benefit) for income taxes	(3,531)	(54)	696	4,072

Net income	$5,548	$7,761	$10,246	$11,792

Net income per share:
Basic	$0.92	$1.25	$1.66	$1.90

Diluted	$0.91	$1.18	$1.64	$1.77

Weighted average shares outstanding:
Basic	6,008	6,194	6,163	6,210

Diluted	6,094	6,597	6,249	6,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PBSJ CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
(Amounts in thousands)	2008	2007
Cash flows from operating activities:
Net income	$10,246	$11,792
Adjustments to reconcile net income to net cash used in operating activities:
Increase in cash surrender value of life insurance	—	(104)
Depreciation and amortization	7,324	8,344
Provision for bad debts and unbillable amounts	47	400
Provision for deferred income taxes	7,383	12,078
Amortization of deferred compensation and other changes	1,197	1,302
Excess tax benefit on vesting of restricted stock	(1,274)	—
Reversal of accrued reimbursement liability	(2,345)	(3,026)
Changes in:
Operating working capital	(27,053)	(32,815)
Non current assets and liabilities	(1,599)	(983)

Net cash used in operating activities	(6,074)	(3,012)

Cash flows from investing activities:
Investment in life insurance policies	(597)	(424)
Acquisitions and purchase price adjustments, net of cash acquired	(1,999)	(314)
Proceeds from sales of property and equipment	45	6
Purchases of property and equipment	(8,265)	(7,894)

Net cash used in investing activities	(10,816)	(8,626)

Cash flows from financing activities:
Borrowings under line of credit	120,035	188,785
Payments under line of credit	(95,393)	(172,462)
Principal payments under mortgage note and capital lease obligations	(1,180)	(670)
Excess tax benefit on vesting of restricted stock	1,274	—
Common stock:
Proceeds of sale of common stock and collection of employee shareholders' loans	3,828	15
Payments for repurchase of common stock	(19,830)	(4,000)

Net cash provided by financing activities	8,734	11,668

Net increase (decrease) in cash and cash equivalents	(8,156)	30
Cash and cash equivalents at beginning of period	8,481	10

Cash and cash equivalents at end of period	$325	$40

Non-cash investing and financing activities:
Property and equipment financed under capital leases	$831	$34
Payable to former shareholders for repurchase of stock	$—	$205
Notes payable issued in exchange for shares	$—	$1,463
Stock redemption payable	$7,974	$—
Stock window subscription receivable	$2,074	$—
Stock issued for 401k match	$5,093	$—
Stock issued for acquisition	$200	$—
Adoption of FIN 48, Accounting for Uncertainty in Income Taxes	$2,743	$—
Change in income tax reporting method:
Increase to other liabilities and accounts payable	$10,725	$—
Increase to deferred income taxes, current	$20,192	$—
Decrease to deferred income taxes, non-current	$30,603	$—
Cash paid for interest	$708	$1,630
Cash paid for income taxes	$4,261	$3,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

The PBSJ Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the interim reporting rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on From 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the interim period contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of The PBSJ Corporation, its consolidated subsidiaries and PBS&J Caribe Engineering, C.S.P., its consolidated affiliate as of June 30, 2008, and the results of operations and cash flows for the periods presented. All material inter-company transactions and accounts have been eliminated in the accompanying consolidated financial statements. The terms the “company”, “we”, “our”, and “us” refer to The PBSJ Corporation, its consolidated subsidiaries and its affiliates. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2007. The significant accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. The results of operations for the nine-month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

On November 3, 2007 at a special shareholders meeting, the shareholders of the Company approved certain amendments to the Company’s articles of incorporation and bylaws. The shareholders approved the proposal to reclassify the total existing authorized shares of common stock as Class A Common Stock, to create a new class of non-voting common stock with 5,000,000 authorized shares titled Class B Common Stock and to authorize the issuance of up to 10,000,000 shares of Preferred Stock, with designations, preferences, rights and limitations as adopted by the Board of Directors.

On January 19, 2008, at the Company’s annual meeting, the shareholders of the Company approved certain amendments to the Company’s bylaws related to the procedures for the issuance, sale and redemption of stock. The shareholders also approved the Amended and Restated 2008 Employee Stock Ownership and Direct Purchase Plan, the 2008 Employee Payroll Stock Purchase Plan, the 2008 Employee Restricted Stock Plan and the election of directors.

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

Other Employee Stock Sales and Purchases

The stock offering window usually takes place on an annual basis during the second fiscal quarter. The stock window allows full time and part time regular employees to purchase shares of Class A common stock and existing shareholders to offer shares of common stock for sale to the Company. Under its bylaws, the Company has the right of first refusal to purchase these shares. If the Company declines to purchase the offered shares, they are offered to the Employee Profit Sharing and Stock Ownership Plan and Trust (“ESOP”) and then to all shareholders of the Company.

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

As a result of the internal window, the Company loaned funds for those shares that were matched to those employee shareholders who wished to sell their shares for the full amount due. Employee shareholders that wished to purchase matched shares were required to execute promissory notes (“notes”) and pledge share agreements as collateral for the notes. The notes were interest free and were due on December 28, 2007. At September 30, 2007, the outstanding balance of the notes was $1.9 million, of which, approximately $332,000 was classified as other current assets and the remaining balance of $1.6 million was included as a reduction of stockholders’ equity in the accompanying condensed consolidated balance sheet. The outstanding balance of the notes at September 30, 2007 was collected in January 2008.

During the second quarter of fiscal year 2008, the Company opened the stock window for the purchase and/or redemption of shares by eligible employees and outside directors at a price of $29.68. Purchasers of shares were given several options for payment, including payroll deductions, balloon payments, up front cash or some combination thereof. The last payroll deduction will be due on November 28, 2008. As a result of the stock window, the Company sold 140,231 shares, net of cancelled subscriptions, for an aggregate amount of $4.2 million. At June 30, 2008, the outstanding balance due to the Company on the shares sold was $2.1 million, of which, approximately $131,000 was classified as other current assets and the remaining balance of $1.9 million was included as a reduction of stockholders’ equity in the accompanying condensed consolidated balance sheet.

As of June 30, 2008, the Company agreed to redeem 994,333 shares held by employees who terminated employment on or prior to June 30, 2008 or redeemed during the fiscal 2008 stock window, for an aggregate amount of $8.2 million. As a result, the Company recorded a liability $8.0 million, net of $19.8 million paid in cash, which is reflected in stock redemption payable in the accompanying condensed consolidated balance sheet as of June 30, 2008.

Earnings Per Share

A reconciliation of the number of shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Shares in thousands)	2008	2007	2008	2007
Weighted average shares outstanding - Basic	6,008	6,194	6,163	6,210
Effect of dilutive unvested restricted stock	86	403	86	451

Weighted average shares outstanding - Diluted	6,094	6,597	6,249	6,661

Comprehensive Income

Comprehensive income consists of net income and the minimum pension liability adjustment that, under GAAP, is excluded from net income.

The components of comprehensive income are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Net Income	$5,548	$7,761	$10,246	$11,792
Other comprehensive income:
Minimum pension liability adjustment, net of tax	20	61	57	198

Total comprehensive income	$5,568	$7,822	$10,303	$11,990

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles to be used in the preparation of nongovernmental entity financial statements and reflects the FASB’s belief that the responsibility for selecting the appropriate and relevant accounting principles rests with the entity. The FASB does not expect SFAS 162 to change current practice but in the rare circumstance there is a change from current practice, the statement includes transition provisions. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the guidance in this standard to have a significant impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements” an amendment of ARB No. 51. This standard requires specific financial disclosures of consolidated noncontrolling interest with the objective of improving the relevance, comparability, and transparency of the financial information relating to noncontrolling interest in a consolidated subsidiary. The Company is required to adopt the recognition and related disclosure provisions of SFAS 160 beginning with interim periods of its fiscal year ending September 30, 2010; earlier adoption is prohibited. The Company does not believe the adoption of SFAS 160 will have a material impact on its condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), “Business Combinations”. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Company is required to adopt the recognition and related disclosure provisions of SFAS 141(R) beginning with the interim periods of its fiscal year ending September 30, 2010; earlier adoption is prohibited. The Company is currently evaluating the impact of this statement on its condensed consolidated financial statements.

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

The Company determined that the misappropriation scheme led to the overstatement of overhead rates that the Company used to determine billings in connection with certain of its government contracts. As a result, some government clients were overcharged for the Company’s services.

The Company determined corrected overhead rates considering the impact of the misappropriations and considering the impact of additional errors identified and entered into settlement agreements for many of these clients and agencies, including without limitation, the Department of Justice, the State of Texas Department of Transportation and the Florida Department of Transportation. The Company and its advisors have been working with its government clients to finalize any refundable amounts and estimates that the cumulative refund amount, before any payments, resulting from the overstated overhead rates is $35.4 million through June 30, 2008.

Based on settlements to date and new information, the Company changed its estimate of the accrued reimbursement liability and recorded a reduction in the liability with a corresponding increase in engineering fees in the amount of $197,000 and $2.2 million during the three-month and nine-month periods ended June 30, 2008, respectively. At June 30, 2008 and September 30, 2007, the accrued reimbursement liability was $2.2 million and $8.4 million, respectively, in the accompanying condensed consolidated balance sheets.

(Dollars in thousands)
Balance at September 30, 2007	$8,385
Payments	(3,813)
Interest and other	(100)
Adjustments	(2,245)

Balance at June 30, 2008	$2,227

The Company has incurred certain professional fees and other costs that relate to the investigation of the misappropriations and the related recovery of assets. The expenses include legal fees, forensic audit fees and related costs, and other costs associated with the recovery and maintenance of misappropriated assets and are stated as investigation and related costs in the accompanying condensed consolidated statements of operations.

During the nine-month period ended June 30, 2007, the Company recognized $2.0 million in insurance proceeds related to a claim filed by the Company under its crime liability insurance policy. Additionally, in the three-month and nine-month periods ended June 30, 2007, the Company incurred approximately $519,000 and $3.8 million, respectively, in investigation and related costs.

The recorded gains and losses from recovered assets and the investigation and related costs have been allocated to the segments based on the individual segments’ proportionate share of general and administrative costs to total Company general and administrative costs.

3. Acquisitions

On February 29, 2008, the Company acquired 100% of the stock of EcoScience Corporation (“EcoScience”) for $2.25 million, comprised of $2.0 million in cash, 6,750 shares of the Company’s common stock, Class A valued at approximately $200,000 and $50,000 held in escrow. The purchase price was allocated to the respective assets and liabilities based on their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $2.9 million, including approximately $790,000 of intangible assets and $1.5 million of goodwill, and liabilities of approximately $687,000. EcoScience specializes in the preparation of ecological assessments and environmental impact statements, endangered species determinations, wetland delineations, stormwater master planning, hydrologic and hydraulic engineering and surface or groundwater modeling primarily in North Carolina, South Carolina and the Southeastern region of the U.S. EcoScience greatly enhances technical strength in environmental, water and planning markets and solidifies the Company’s general presence in the Southeast.

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

4. Accounts Receivable and Unbilled Fees

Unbilled fees are primarily related to work performed by the Company in the last month of a period of which revenues have been earned and recognized. Billings usually occur in the month following the period where revenues have been recognized or in accordance with the specific contractual provisions, which dictate the timing of billing. Unbilled fees which are not invoiced the month following the period of revenue recognition are normally invoiced within the following two months. Effective January 2008, the Company began the integration of several data sources and processes into an “Enterprise Resource Planning” (“ERP”) system. The ERP integration included the conversion of several existing business systems, the use of multiple software and hardware components and the transfer of several data sources into a unified database to store date for the various system modules. As a result of the conversion efforts, the Company experienced delays in generating invoices to clients during the second fiscal quarter of 2008 which accounted for the increase in the amount of unbilled fees at June 30, 2008 when compared to the balance at September 30, 2007. Starting in the third quarter of fiscal 2008, the Company was able to invoice a portion of the amounts previously accrued as unbilled, which resulted in the primary reason for the increase in accounts receivables at June 30, 2008 when compared to the balances at March 31, 2008 and September 30, 2007, respectively, with a corresponding decrease in unbilled fees at June 30, 2008 when compared to the balance at March 31, 2008.

5. Long-Term Debt

The following table lists long-term debt including the respective current portions:

(Dollars in thousands)	June 30, 2008	September 30, 2007
Line of credit	$24,642	$—
Mortgage note payable due in monthly installments starting on April 16, 2001, with interest, collateralized by real property; unpaid principal due March 16, 2011. Interest at LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points (3.13% and 6.19% at June 30, 2008 and September 30, 2007, respectively).	6,525	6,909
Capital lease obligations	740	705

	31,907	7,614
Less current portion of long-term debt	25,154	512
Less current portion of capital lease obligations	579	347

Long-term debt and capital lease obligations	$6,174	$6,755

In November 2007, the Company renegotiated its existing line of credit agreement with Bank of America, N.A. (the “Bank”) to increase the line of credit from $58 million to $60 million and to extend the maturity date of June 30, 2008 to a new maturity date of October 2011. As part of the extension agreement, substantially all the terms and conditions remained the same and the minimum levels of net worth requirement were eliminated from the agreement. The line of credit agreement provides for the issuance of letters of credit. The letters of credit reduce the maximum amount available for borrowing. As of June 30, 2008 and September 30, 2007, the Company had letters of credit outstanding totaling $4.7 million and $1.9 million, respectively, including letters of credit for $582,000 to guarantee insurance payments. As a result of the issuance of these letters of credit and outstanding borrowings, the maximum amount available for borrowing under the line of credit was $30.7 million and $56.1 million as of June 30, 2008 and September 30, 2007, respectively.

The interest rate (2.98% at June 30, 2008 and 5.85% at September 30, 2007) is, at the Company’s option either, LIBOR plus 50 basis points (currently in use) or prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The rate increases to LIBOR plus 75 basis points or prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The line of credit is collateralized by substantially all of the Company’s assets. The Company was in compliance with all financial covenants and ratios as of June 30, 2008.

On March 19, 2001, the Company entered into a mortgage note with an original principal amount of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 3.13% and 6.19% at June 30, 2008 and September 30, 2007, respectively. The Company’s adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%. The mortgage agreement contains clauses requiring the maintenance of various covenants and financial ratios. The mortgage note is collateralized by the Company’s office building located in Maitland, Florida. The Company was in compliance with all financial covenants and ratios as of June 30, 2008.

The Company’s capital leases primarily relate to equipment. The interest rate used in computing the minimum lease payments range from 2.72% to 5.77%. The leases were capitalized at the lower of the present value of minimum lease payments or the fair market value of the equipment at the inception of the lease.

6. Income Taxes

The income tax provisions (benefit) were $(3.5) million and $(54,000), and $696,000 and $4.1 million which represented effective tax rates of (175.1)% and (0.7)% and 6.4% and 25.7%, for the three-month and nine-month periods ended June 30, 2008 and 2007, respectively.

The Company’s effective tax rate is based on expected income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates. Significant judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, it believes that certain positions, if challenged by the taxing authorities will likely be resolved unfavorably to us. These reserves are adjusted in light of changing facts and circumstances, such as the progress of a tax audit or current developments in tax law. The Company’s annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome, or the timing of resolution of any particular matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Resolution of the tax contingencies would be recognized as an increase or decrease to the Company’s tax rate in the period of resolution. During the three and nine-month periods ended June 30, 2008 and 2007, the Federal statute of limitations expired on returns filed for the years ended September 30, 2004 and 2003. The Company is no longer subject to U.S. Federal examination for these years. As a result, the Company reduced its tax contingency reserve by approximately $3.0 million and $3.8 million, respectively. This decreased the Company’s effective tax rate by 149.9% and 27.6% for the three and nine-month periods ended June 30, 2008, respectively and by 49.3% and 24.0% for the three and nine-month periods ended June 30, 2007, respectively

During the quarter ended June 30, 2008, the Company had changes of $3.0 million related to its unrecognized tax benefits related to the current or prior reporting periods, changes in settlements with taxing authorities, or as a result of the lapse of applicable statutes of limitations. The Company believes it is reasonably possible that the liability for unrecognized tax benefits at June 30, 2008 may decrease by approximately $5.2 million due to the completion of examinations or the expiration of the statue of limitations within 12 months of June 30, 2008.

The Company files tax returns with the U.S. Federal Government, various state and local jurisdictions, and Puerto Rico. The Company is subject to periodic audits by the Internal Revenue Service as well as foreign, state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. Income tax contingencies are accounted for in accordance with FIN 48, and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the Company’s effective tax rate and cash flows in the future years. With few exceptions, the Company is no longer subject to U.S. Federal, State and Local, or Puerto Rico examination by tax authorities for tax years ending before October 1, 2005.

On February 21, 2008, the Company filed an application with the Internal Revenue Service to change its overall method of tax reporting from the cash method to the accrual method, effective with the tax year ending September 30, 2008. The effect of this change is to increase the estimated current taxable income by approximately $101 million on a pro rata basis over the next four years. This method change has no impact on the Company’s overall provision of income taxes. The liability for the first year of the method change is included as a component of accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2008. The liability for the second year of the method change is included in the current deferred tax liability and the liability for the third and fourth years of the method change are included in non-current deferred income tax liability, in the accompanying condensed consolidated balance sheet as of June 30, 2008.

7. Defined Benefit Retirement Plan

The Company uses a September 30 measurement date for its retirement plan. The following table provides a summary of the Company’s periodic costs related to its defined benefit retirement plan:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Service benefits earned during period	$116	$123	$348	$369
Interest cost on projected benefit obligation	208	195	624	585
Amortization:
Net loss from past experience	31	109	93	327

Net periodic pension cost	$355	$427	$1,065	$1,281

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

The Company issues restricted stock for the following purposes.

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

Other

The Company has one other plan under which no new grants have been awarded since fiscal year 1997. As of June 30, 2008, this plan had 106,165 shares outstanding with unrecognized compensation cost of approximately $47,000 which will be recognized through 2017.

The following tables summarize information about restricted shares:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at September 30, 2007	381,237	$14.82
Granted	49,056	17.85
Vested	(72,380)	12.99
Forfeited	(37,951)	17.86

Unvested at June 30, 2008	319,962	$17.07

June 30, 2008	Restricted Stock Units	Weighted Average Grant Date Fair Value	Unrecognized Compensation Cost	Remaining Weighted Average Period (in years)
Retention	142,759	$23.62	$2,112,379	3.8
Acquisition	23,780	25.95	180,623	1.3
KERP	47,258	23.93	864,478	9.9
Other	106,165	3.22	46,931	4.7

	319,962	$17.07	$3,204,411	5.2

The weighted average grant-date fair value of shares granted during the nine-month periods ended June 30, 2008 and 2007 was $29.68 and $24.34, respectively. The total fair value of shares vested, on the vesting dates, for the nine-month periods ended June 30, 2008 and 2007 were $940,000 and $202,000, respectively. The total amount of compensation expense recognized under these agreements during the three-month and nine-month periods ended June 30, 2008 and 2007, was $200,000 and $230,000 and $542,000 and $697,000 respectively, and was included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The income tax benefit related to compensation expense under these agreements was $86,000 and $117,000 and $226,000 and $324,000, in the three-month and nine-month periods ended June 30, 2008 and 2007, respectively

9. Commitments and Contingencies

The Company is obligated under various non cancelable leases for office facilities, furniture, and equipment. Certain leases contain renewal options, escalation clauses and payment of certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties.

As of June 30, 2008, there were various legal proceedings pending against the Company, where plaintiffs allege damages resulting from the Company’s engineering services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract. Additionally, if a client were to make a claim against a subcontractor on a project for which the Company was the prime contractor, the Company would be liable if the subcontractor was not adequately insured or not financially able to settle the claim. The Company accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. During the nine months period ended June 30, 2008, the Company settled two large cases and several smaller ones and adjusted the reserve for several small claims that resulted in a reduction of the reserve of approximately $776,000. Additionally, the Company paid several large invoices as part of the settlement for the City of Frisco/Teel Road claim, causing an additional reduction to the accrual of approximately $165,000. As of June 30, 2008 and September 30, 2007, the Company had accruals of $3.5 million and $4.4 million, respectively, for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable and can be reasonably estimated.

In July 1998, we entered into an agreement with West Frisco Development Corporation (“WFDC”) to provide various services, among which was a flood plain study to be used by WFDC, the City of Frisco and the Federal Emergency Management Agency (“FEMA”). In 2003, the City of Frisco retained the services of a third-party architecture and engineering firm in connection with the extension and widening of Teel Road which lies within the greater drainage basin included in the Company’s original flood plain study. This architecture and engineering firm’s assessment of the flood plain study determined that the Company used incorrect assumptions when calculating the size of the drainage culverts required for the increased development of the area’s transportation infrastructure. Based on this assessment, the Company has entered into negotiations with the City of Frisco to correct the drainage needs to support the Teel Road expansion project. As a result, the Company had recorded an estimated liability of $3.1 million to cover the costs associated with correcting the drainage needs of the Teel Road expansion project. Included in this estimate is the purchase of a parcel of land of $1.5 million, the remaining balance of $1.4 million and $1.6 million is reflected in other liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2008 and September 30, 2007, respectively.

The Company expects to pay these liabilities over the next one to three years. Management is of the opinion that the liabilities ultimately resulting from such existing and other pending proceedings, lawsuits and claims will not materially affect the Company’s financial position, results of operations or cash flows.

The Company maintains a full range of insurance coverage, including workers’ compensation, commercial general liability (which includes property coverage), commercial automobile, and professional liability (which includes pollution coverage). Our professional liability coverage is on a “claims-made basis” meaning the coverage applies to claims made during a policy year regardless of when the causative action took place. All other coverages are “occurrence-basis” meaning that the policy in place when the injury or damage occurred is the policy that responds regardless of when the claim is made. Our professional liability limits per policy year are $45 million with a per claim deductible of $125,000 plus an annual aggregate of $3 million. The professional liability insurance would also cover the Company for a claim against a subcontractor of the Company. The Company’s insurance policies may offset the amount of loss exposure from legal actions. Based on our experience with claims and lawsuits we believe that the current levels of coverage are adequate for all of our present operational activities although such coverage may not prove to be adequate in all cases. A successful catastrophic claim or several large claims in amounts in excess of our insurance coverages in any policy year could have a material adverse effect on our financial position and results of operation.

In October 2007, the Federal Election Commission advised the Company that it was commencing an investigation into alleged violations of the Federal Election Campaign Act of 1971, as amended, based on the improper campaign contributions including improper use of political action committees. At the present time the Company is unable to predict the likely outcome of this investigation.

The United States SEC also conducted an investigation of the accounting irregularities and misappropriation of funds. The Company cooperated fully with the investigation and produced documents and other information to the commission. The SEC recently advised that its investigation has concluded with no enforcement actions against the Company.

10. Segment Reporting

The Company operations are composed of six operating segments for which financial information is available and is evaluated on regular basis by its executive decision maker, who has authority to allocate resources and assess performance. The Company has aggregated these six operating segments into four reportable segments: Transportation Services, Construction Management, Civil Engineering and Environmental Services.

In fiscal year 2008, we restructured our internal organization to better leverage our technical capabilities in servicing the needs of our clients which resulted in a change in the composition of our reportable segments. Under the new structure, the Company will continue to provide segment information on four reportable segments: Transportation Services, Construction Management, Civil Engineering, and Environmental Services; however, two types of services, Federal Construction Management and Federal Construction Consulting, which were previously reported in the Construction Management Services segment, were moved to Civil Engineering. Accordingly, we have reclassified segment information for prior periods presented, as applicable, to conform to the current reportable segment structure.

Activities in the Transportation Services business segment generally involve planning, design right of way acquisition, development and design of intelligent transportation services and program construction management services for multiple transportation modes, including interstate and primary highways, toll roads, arterials, bridges, transit systems, airports and port facilities. The Program Management group of the Transportation segment provides many of its governmental clients the necessary resources to manage large infrastructure programs from concept though construction. Services include planning, programming and contract support.

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

The Civil Engineering segment, through its two operating segments, Facilities and Federal (formerly known as Applied Technology), provides civil engineering as well as specialized services to public and private clients. Included in these services are: site engineering and surveys, infrastructure engineering, master planning, disaster mitigation planning and response, asset assessment and management, emergency management and architectural and landscape design. The Company aggregated the Facilities and Applied Technologies operating segments into the Civil Engineering segment based on the similarities of service and clients.

The Environmental Services business segment, through its two operating segments, Environmental Sciences and Water focuses on the delivery of planning, design and construction management services for private and public sector clients related to air quality management, flood insurance studies, energy planning, hazardous and solid waste management, ecological studies, wastewater treatment, water resources, environmental toxicology analysis, aquatic treatment systems, reclaimed water and water supply and treatment. The Environmental Services segment aggregated the Environmental Science and Water operating segments based on the affinity of clients and services provided. This aggregation will allow the consolidation of the three major markets where we provide environmental services, Water, Water Resources and Science into on umbrella, where the Company can provide a full range of services to its common clients.

Financial information relating to the Company’s operations by segment is as follows:

(Dollars in thousands)	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
Three Months Ended June 30, 2008
Engineering fees	$64,940	$16,325	$40,403	$33,814	$155,482
Net earned revenue	42,824	13,017	32,663	26,429	114,933
Operating income (loss)	(46)	2,904	(1,274)	774	2,358
Depreciation and amortization	603	80	737	443	1,863
Purchases of property and equipment	816	105	647	533	2,101
Total assets as of June 30, 2008	114,977	29,790	71,022	57,075	272,864

Three Months Ended June 30, 2007
Engineering fees	$54,932	$18,795	$43,186	$33,237	$150,150
Net earned revenue	41,554	15,122	34,845	26,428	117,949
Operating income	2,531	748	2,043	2,854	8,176
Depreciation and amortization	869	270	979	562	2,680
Purchases of property and equipment	947	351	858	596	2,752
Total assets as of June 30, 2007	91,163	32,033	66,110	52,903	242,209

(Dollars in thousands)	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
Nine Months Ended June 30, 2008
Engineering fees	$192,016	$49,750	$118,609	$95,316	$455,691
Net earned revenue	132,536	40,547	97,719	73,837	344,639
Operating income (loss)	9,245	5,246	(2,358)	(597)	11,536
Depreciation and amortization	2,353	562	2,711	1,698	7,324
Purchases of property and equipment	2,980	810	2,508	1,967	8,265
Total assets as of June 30, 2008	114,977	29,790	71,022	57,075	272,864

Nine Months Ended June 30, 2007
Engineering fees	$160,728	$56,476	$116,558	$93,272	$427,034
Net earned revenue	121,329	45,758	96,117	74,962	338,166
Operating income	6,289	3,201	2,326	5,034	16,850
Depreciation and amortization	2,757	843	2,941	1,803	8,344
Purchases of property and equipment	2,747	1,008	2,386	1,753	7,894
Total assets as of June 30, 2007	91,163	32,033	66,110	52,903	242,209

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

Pursuant to the Company’s bylaws, the Company is permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006 the Company repurchased 46,000 shares and 3,400 shares, respectively, of the Company’s stock from Richard Wickett and Kathryn Wilson in the original principal amounts of $1.2 million and $92,000, respectively. The shares were repurchased for $27.00 per share which represents the September 30, 2004 share price, pending completion of the valuation of the Company’s stock as of September 30, 2005. At December 30, 2006, the Company had an accrual of $49,400 for the difference between the purchase price and the September 30, 2005 share value of $28.00. At June 30, 2008, the notes bear interest at the rate of 7.5 % per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31 of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal accrued interest due and payable on the five year anniversary of the date of issuance.

On February 13, 2007, the Company repurchased an additional 46,607 shares of the Company’s stock from Richard Wickett in the original principal amount of approximately, $1.0 million, by issuing a promissory note. The additional shares were purchased for $22.40 which represents 80% of the September 30, 2005 share price, pending completion of the valuation of the Company’s stock as of September 30, 2006. In May 2007, the September 30, 2006 valuation was completed establishing a valuation price of $24.34 per share. The Company recorded an additional accrual for the difference between the purchase price and the September 30, 2006 valuation price. At June 30, 2008, the note bears interest at the rate of 7.5 % per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31 of each year. Accrued interest and $1 of principal is due monthly on the note with all remaining principal and accrued due and payable on the five year anniversary of the date of issuance.

The balances of the notes were $2.5 million at June 30, 2008 and September 30, 2007, and were included in other liabilities in the accompanying condensed consolidated balance sheets. Both notes are subject to the Company’s right of set off, which permits the Company to set off all claims it may have against the payee against amounts due and owing under the notes.

In July 2007, pursuant to the Company’s bylaws, the Company did not exercise its right of first refusal to redeem the shares offered for redemption by John Shearer, the former Company’s National Service Director and Senior Vice President. In accordance with the Company’s bylaws, the shares were next offered to our ESOP plan; the ESOP plan has agreed to redeem the shares over the course of five years. The first annual installment of 54,567 shares was redeemed on July 8, 2007 at the established valuation price of $24.34 for a total of $1.3 million. The ESOP redeemed the second annual installment of 10,940 shares, at the established valuation price of $29.68, on March 31, 2008. The remaining three equal annual installments of 33,261 shares will be redeemed in the second quarter of each fiscal year beginning with fiscal year 2009 by the ESOP plan at a price per share established by future valuations of the Company’s shares.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase an understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q.

This Form 10-Q and the information incorporated by reference in it include and are based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements can sometimes be indentified by the fact that they do not relate strictly to historical or current facts and they frequently are accompanied by words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “believes,” “could,” “would,” “should,” “plans,” or “intend” and similar terms and expressions. All statements regarding our expected financial position and operating results including backlog, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry, and statements relating to our ability to be awarded government contracts, the adoption of certain laws by Congress, our ability to compete effectively with other firms that provide similar services, our ability to attract and retain clients, our ability to achieve future growth and success, our expectations for the public and private sector economic growth, and the various on-going government investigations, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot assure you that our expectations in such forward-looking statements will turn out to be correct. Factors that may impact such forward-looking statements include, among others, our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, our ability to attract and retain skilled employees, our ability to comply with new laws and regulations, our insurance coverage covering certain events, the timing and amount of the spending bills adopted by the federal government and the states, the outcome of the investigation by the Federal Election Commission, timely billings to our customers and delays in collections of accounts receivable, risks of competition changes in general economic conditions and interest rates, the risk that the Internal Revenue Service or the courts may not accept the amount or nature of one or more items of deduction, loss, income or gain we report for tax purposes and the possible outcome of pending litigation, legal proceedings and governmental investigations and our actions in connection with such litigation, proceedings and investigations, as well as certain other risks including those set forth under the heading “Risk Factors” and elsewhere in this Form 10-Q and in other reports filed by us with the Securities and Exchange Commission. All forward-looking statements included herein are only made as of the date such statements are made, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are qualified in their entirety to the cautionary statements set forth above and elsewhere in this Form 10-Q and in other reports filed by us with the Securities and Exchange Commission.

Actual results could differ materially from those projected in these forward-looking statements as a result of these factors, among others, many of which are beyond our control.

1. Results of Operations

The following table sets forth the percentage of net earned revenue represented by the items in our condensed consolidated statements of operations for the six-month and nine-month periods ended June 30, 2008 and 2007, respectively.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Engineering fees	135.3%	127.3%	132.2%	126.3%
Direct reimbursable expenses	35.3	27.3	32.2	26.3

Net earned revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Direct salaries and direct costs	37.8	35.7	36.5	36.6
General and administrative expenses, including indirect salaries	60.1	56.9	60.2	57.9
Insurance proceeds and gain on recoveries	—	—	—	(0.6)
Investigation and related costs	—	0.4	—	1.1

Operating income	2.1	7.0	3.3	5.0
Interest expense	(0.3)	(0.4)	(0.2)	(0.3)
Other, net	—	—	—	—

Income before income taxes	1.8	6.6	3.1	4.7
Provision for income taxes	(3.1)	—	0.2	1.2

Net income	4.9%	6.6%	2.9%	3.5%

A summary of our operating results for the three-month and nine-month periods ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Engineering fees	$155,482	$150,150	$455,691	$427,034
Direct reimbursable expenses	40,549	32,201	111,052	88,868

Net earned revenue	114,933	117,949	344,639	338,166

Costs and expenses:
Direct salaries and direct costs	43,470	42,115	125,627	123,714
General and administrative expenses, including indirect salaries	69,105	67,151	207,476	195,833
Insurance proceeds and gain on recoveries	—	(12)	—	(1,989)
Investigation and related costs	—	519	—	3,758

Operating income	2,358	8,176	11,536	16,850
Interest expense	(358)	(489)	(719)	(1,051)
Other, net	17	20	125	65

Income before income taxes	2,017	7,707	10,942	15,864
Provision for income taxes	(3,531)	(54)	696	4,072

Net income	$5,548	$7,761	$10,246	$11,792

Overview

Business Overview

We provide segment information on four reportable segments: Transportation Services, Construction Management, Civil Engineering, and Environmental Services.

We provide services to both private and public sector clients, with the public sector comprising approximately 77% of our engineering fees. During the nine-month period ended June 30, 2008, all segments, experienced growth in engineering fees, except for the Construction Management segment. The Construction Management segment experienced a decrease in engineering fees primarily due to the completion of projects in Texas and Mississippi in the first fiscal quarter of 2008, less than desirable growth of projects in the Georgia and Florida markets and a softening in demand for services resulting from an economic slowdown in business activity. The Civil Engineering segment continued to benefit from work assignments under several large contracts with the Mississippi Emergency Management Agency (“MEMA”) and the Department of Defense. This increase was partly offset by the continued softness in business activity in the residential market, especially in the West and the Southeast markets. The increase in engineering fees for the Transportation Services segment was due primarily to incremental workload in aviation, tolls and structures and several other projects that started in the first quarter of 2008. The Environmental Services segment’s increase in engineering fees benefitted from the acquisition of EcoScience (“EcoScience”) as of February 28, 2008. As of June 30, 2008, our revenue backlog was about $561.8 million as compared to $557.5 million as of September 30, 2007, representing a 0.8% increase.

We earn revenue for time spent on projects, in addition to certain direct reimbursable expenses of our projects, such as subcontractors expenses, blueprints and travel and lodging. The fluctuation in direct reimbursable expenses, specifically subcontractors costs, including travel and lodging expenses, will influence the fluctuation of our net earned revenue (“NER”). For instance, our Transportation Services segment experienced a significant increase in direct reimbursable expenses during the nine months ended June 30, 2008, as compared to the same period in 2007, resulting from a high usage of specialized subcontractors related to several projects started in the first fiscal quarter of 2008. As a result, our Transportation Services segment’s NER grew at a lower rate than its engineering fees, because more work was being performed by subcontractors. During the nine months ended June 30, 2008, we experienced an increase in indirect salaries as a percentage of NER reflecting a decrease in chargeability. As chargeability of our technical professionals’ time decreases, engineering fees and direct salaries decrease proportionately along with it, while indirect salary costs increase, as less of our technical staff’s time worked is being charged back to our clients. Effective in January 2008, we began the integration of several data sources and processes into an “Enterprise Resource Planning” (“ERP”) system. The ERP integration included the conversion of several existing business systems, the use of multiple software and hardware components and the transfer of several data sources into a unified database to be used by the various system modules. As a result of this integration, our professional staff spent a significant amount of time in non chargeable activities related to the implementation of the ERP system during the second fiscal quarter of 2008. This resulted in an increase in indirect salaries, which impacted the results of operations for the nine-month period ended June 30, 2008.

Our NER is impacted by our mix of chargeable and non-chargeable professional staff hours. As chargeability of our technical professionals’ time decreases, engineering fees and direct salaries decrease while indirect salaries increase, as less of our technical staff’s time work is charged to our clients. The lower utilization of our professional staff results in lower labor margin performance and a proportionately lower increase in NER. As chargeability increases, there is a corresponding decrease in indirect salaries and an increase in engineering fees and direct salaries.

Business Environment

The need to modernize and upgrade the transportation infrastructure in the United States has been a source of continued business for us through the last ten years. Fueling the initial growth in this market was the Intermodal Surface Transportation Efficiency Act of 1991 (“ISTEA”) and subsequent legislation, the Transportation Equity Act for the 21st Century (“TEA-21”), the Safe, Accountable, Flexible, Efficient Transportation Act: A Legacy for Users (“SAFETEA-LU”). We believe the public is beginning to recognize the potential disasters that await should our nation’s acknowledged aging infrastructure not be addressed. Increasingly complex governmental regulations faced by our clients mean additional opportunities for consultants with specialized knowledge. Despite the need for improvements, federal funds have been stretched, which when combined with the rising costs of construction materials has created some sluggishness in our industry. Some rebounding took place in 2008 as the industry experienced a slight upturn in aviation and transit funding as user-fee (toll road) projects continued to show strong growth nationally.

The decline in the residential housing market continued during 2008 as the sub-prime mortgage crisis resulted in tighter credit and lower prices, causing builders and developers to curtail their operations substantially. The commercial development market, however remained reasonably stable, but may be affected for the remainder of 2008. This decline was offset by the increase in federal spending associated with contracts from the Department of Defense for Base Realignment and Closure and U.S. Army Transformation activity, which our civil engineering services strongly support.

In recent years, significant environmental laws at the federal, state and local levels have been enacted in response to public concern over the quality of the nation’s air, water, and natural resources. Those laws and their implementation through regulations affect numerous industrial and governmental actions and form a key market driver for the services of our Environmental Services segment. Two federal environmental laws, The Safe Drinking Water Act of 1974 and the Clean Water Act of 1972, continue to influence this segment of our business. Pursuant to these laws, Congress has authorized significant monies to assist state and local governments. According to the EPA, as much as $23 billion a year will be needed for construction and upgrade of water and wastewater treatment facilities over the next 20 years.

Segment Results of Operations

Our operations are composed of four operating segments for which financial information is available and is evaluated on a regular basis by its executive decision maker, who has authority to allocate resources and assess performance. We have aggregated these six operating segments into four reportable segments: Transportation Services, Construction Management, Civil Engineering and Environmental Services. We evaluate performance based on operating income (loss) of the respective operating segment. The discussion that follows is a summary analysis of the primary changes in operating results by reportable segment for the three-month and nine-month periods ended June 30, 2008 as compared to the same periods in 2007.

In fiscal year 2008, we restructured our internal organization to better leverage our technical capabilities in servicing the needs of our clients which resulted in a change in the composition of our reportable segments. Under the new structure, the Company will continue to provide segment information on four reportable segments: Transportation Services, Construction Management, Civil Engineering, and Environmental Services; however, two types of services, Federal Construction Management and Federal Construction Consulting, which were previously reported in the Construction Management Services segment, were moved to Civil Engineering. Accordingly, we have reclassified segment information for prior periods presented, as applicable, to conform to the current reportable segment structure.

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

Net earned revenue represents the net effect of gross engineering fees less direct reimbursable expenses. Direct reimbursable expenses primarily consist of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints, and equipment where we are responsible for procurement and management of such cost components on behalf of our clients. These direct reimbursable expenses are normally passed through to our clients with minimal or no mark-up. Indirect salaries represent wages earned by technical personnel not assigned to client billable projects and administrative and support personnel wages.

	Three Months Ended June 30,				Nine Months Ended June 30,
	2008	% of NER	2007	% of NER	2008	% of NER	2007	% of NER
Transportation Services
Engineering fees	$64,940	151.6%	$54,932	132.2%	$192,016	144.9%	$160,728	132.5%
Direct reimbursable expenses	22,116	51.6	13,378	32.2	59,480	44.9	39,399	32.5

Net earned revenues (NER)	42,824	100.0	41,554	100.0	132,536	100.0	121,329	100.0

Direct salaries and direct costs	17,443	40.7	15,391	37.0	49,475	37.3	45,577	37.6
Indirect salaries	9,921	23.2	8,793	21.2	29,482	22.2	26,749	22.0
General and administrative costs	15,506	36.2	14,665	35.3	44,334	33.5	42,098	34.7
Insurance proceeds and gain on recoveries	—	—	—	—	—	—	(692)	(0.6)
Investigation and related costs	—	—	174	0.4	—	—	1,308	1.1

Total costs and expenses	42,870	100.1	39,023	93.9	123,291	93.0	115,040	94.8

Operating income	$(46)	(0.1)%	$2,531	6.1%	$9,245	7.0%	$6,289	5.2%

Construction Management
Engineering fees	$16,325	125.4%	$18,795	124.3%	$49,750	122.7%	$56,476	123.4%
Direct reimbursable expenses	3,308	25.4	3,673	24.3	9,203	22.7	10,718	23.4

Net earned revenues (NER)	13,017	100.0	15,122	100.0	40,547	100.0	45,758	100.0

Direct salaries and direct costs	5,205	40.0	5,916	39.1	15,634	38.6	18,154	39.7
Indirect salaries	2,238	17.2	2,947	19.5	7,609	18.8	8,726	19.1
General and administrative costs	2,670	20.5	5,447	36.0	12,058	29.7	15,451	33.8
Insurance proceeds and gain on recoveries	—	—	(2)	—	—	—	(254)	(0.6)
Investigation and related costs	—	—	66	0.4	—	—	480	1.0

Total costs and expenses	10,113	77.7	14,374	95.1	35,301	87.1	42,557	93.0

Operating income	$2,904	22.3%	$748	4.9%	$5,246	12.9%	$3,201	7.0%

Civil Engineering
Engineering fees	$40,403	123.7%	$43,186	123.9%	$118,609	121.4%	$116,558	121.3%
Direct reimbursable expenses	7,740	23.7	8,341	23.9	20,890	21.4	20,441	21.3

Net earned revenues (NER)	32,663	100.0	34,845	100.0	97,719	100.0	96,117	100.0

Direct salaries and direct costs	12,143	37.2	12,174	34.9	35,649	36.5	34,755	36.2
Indirect salaries	9,274	28.4	7,185	20.6	27,113	27.7	21,939	22.8
General and administrative costs	12,520	38.3	13,283	38.1	37,315	38.2	36,562	38.0
Insurance proceeds and gain on recoveries	—	—	(13)	—	—	—	(601)	(0.6)
Investigation and related costs	—	—	173	0.5	—	—	1,136	1.2

Total costs and expenses	33,937	103.9	32,802	94.1	100,077	102.4	93,791	97.6

Operating income (loss)	$(1,274)	(3.9)%	$2,043	5.9%	$(2,358)	(2.4)%	$2,326	2.4%

Environmental Services
Engineering fees	$33,814	127.9%	$33,237	125.8%	$95,316	129.1%	$93,272	124.4%
Direct reimbursable expenses	7,385	27.9	6,809	25.8	21,479	29.1	18,310	24.4

Net earned revenues (NER)	26,429	100.0	26,428	100.0	73,837	100.0	74,962	100.0

Direct salaries and direct costs	8,679	32.8	8,635	32.7	24,869	33.7	25,228	33.7
Indirect salaries	6,834	25.9	5,603	21.2	20,319	27.5	17,454	23.3
General and administrative costs	10,142	38.4	9,227	34.9	29,246	39.6	26,853	35.8
Insurance proceeds and gain on recoveries	—	—	3	—	—	—	(442)	(0.6)
Investigation and related costs	—	—	105	0.4	—	—	834	1.1

Total costs and expenses	25,655	97.1	23,573	89.2	74,434	100.8	69,927	93.3

Operating income (loss)	$774	2.9%	$2,855	10.8%	$(597)	(0.8)%	$5,035	6.7%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Engineering Fees

	Three Months Ended June 30,
(Dollars in thousands)	2008	2007	$ Change	% Change
Transportation Services	$64,940	$54,932	$10,008	18.2%
Construction Management	16,325	18,795	(2,470)	-13.1%
Civil Engineering	40,403	43,186	(2,783)	-6.4%
Environmental Services	33,814	33,237	577	1.7%

Total Engineering Fees	$155,482	$150,150	$5,332	3.6%

Engineering fees for the three-month period ended June 30, 2008 increased by 3.6%, as compared to the same period in 2007. Part of the increase in engineering fees was due to a change in our estimate of the accrued reimbursement liability with a corresponding increase in engineering fees of approximately $200,000 during the three-month period ended June 30, 2008. The adjustment to engineering fees has been allocated to our segments based on the individual segments’ proportionate share of engineering fees to the total Company engineering fees. The backlog volumes decreased by 4.3% in the three-month period ended June 30, 2008 from $587.1 million at March 31, 2008 to $561.8 million at June 30, 2008. We define backlog as contracted task orders less previously recognized revenue on such task orders.

In the Transportation Services segment, engineering fees for the three-month period ended June 30, 2008 increased 18.2% as compared to the same period in 2007. The increase was due primarily from continued increases in workload in projects in tolls and surface transportation. The increase in engineering fees also resulted from several contracts, in various regions, which started during the first fiscal quarter of 2008, which have contributed to the increase in engineering fees for the current fiscal quarter. The backlog volumes for the Transportation Services segment as of June 30, 2008 decreased by 4.1% to $262.9 million from $274.0 million to March 31, 2008.

Engineering fees from our Construction Management for the three-month period ended June 30, 2008 segment decreased 13.1% as compared to the same period in 2007. The decrease in engineering fees in the three-month period ended June 30, 2008 when compared to the same period in 2007 was due primarily to the completion of jobs during the first fiscal quarter of 2008 and a softening in demand for services resulting from an economic slowdown in business activity. The backlog volumes for the Construction Management segment as of June 30, 2008 increased by 10.0% to $85.9 million from $78.1 million to March 31, 2008.

Engineering fees from Civil Engineering services for the three-month period ended June 30, 2008 decreased 6.4% as compared to the same period in 2007. The decrease in engineering fees was due to the continued weakening in the private sector residential housing market, especially in the West and Southeast markets, which affected the engineering components of our private sector land development services and the completion of the New Mexico FEMA project, partly offset by additional work within the Federal group, including another large contract with MEMA, which started during the first quarter of fiscal 2008. The Facilities group continued to benefit from contracts with the Department of Defense in the East Region. The backlog volumes for the Civil Engineering segment at June 30, 2008 decreased by 11.6% to $101.5 million when compared to $114.9 million as of March 31, 2008.

Engineering fees in our Environmental Services segment experienced a slight increase of 1.7% for the three-month period ended June 30, 2008 as compared to the same period in 2007. This increase is due to engineering fees earned subsequent to the EcoScience (“EcoScience”) acquisition on February 28, 2008. The engineering fees attributable to EcoScience, following the acquisition, was approximately $1.0 million and were partly offset by a softening of demand for services as a result of economic slowdown. The backlog volumes for the Environmental Services segment at June 30, 2008 decreased by 7.2% to $111.5 million when compared to $120.1 million as of March 31, 2008.

Net Earned Revenue

	Three Months Ended June 30,
(Dollars in thousands)	2008	2007	$ Change	% Change
Transportation Services	$42,824	$41,554	$1,270	3.1%
Construction Management	13,017	15,122	(2,105)	-13.9%
Civil Engineering	32,663	34,845	(2,182)	-6.3%
Environmental Services	26,429	26,428	1	0.0%

Total Net Earned Revenues	$114,933	$117,949	$(3,016)	-2.6%

Net earned revenue during the three-month period ended March 31, 2008 as compared to the same period in 2007, decreased by 2.6%. This decrease was directly related to the higher increase in direct reimbursable expenses, as explained below, over the increase in engineering fees, as explained above.

Direct Reimbursable Expenses

	Three Months Ended June 30,
(Dollars in thousands)	2008	% of NER	2007	% of NER
Transportation Services	$22,116	51.6%	$13,378	32.2%
Construction Management	3,308	25.4%	3,673	24.3%
Civil Engineering	7,740	23.7%	8,341	23.9%
Environmental Services	7,385	27.9%	6,809	25.8%

Total Direct Reimbursable Expenses	$40,549	35.3%	$32,201	27.3%

In addition, the change in our NER is affected by the fluctuation in our direct reimbursable expenses. Direct reimbursable expenses are primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints, and equipment where we are responsible for procurement and management of such cost components on behalf of our clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up. As a percentage of NER, direct reimbursable expenses increased by 8.0% in the three-month period ended June 30, 2008 the same period in 2007. The increase was principally driven by the Transportation Services segment.

In our Transportation Services segment, direct reimbursable expenses as a percentage of NER increased by 19.4% in the three-month period ended June 30, 2008 from the same period in 2007. The significant increase is primarily due to the usage of specialized consultants in various large projects in the Highway Design, Aviation & Transit Sectors.

In our Construction Management segment, direct reimbursable expenses decreased by 9.9% in the three-month period ended June 30, 2008 when compared to the same period in 2007. The decrease in direct reimbursable expenses was consistent with the decrease in engineering fees experienced by the Construction Management segment, as previously explained.

Direct reimbursable expenses in the Civil Engineering segment decreased by 7.2% in the three-month period ended June 30, 2008 as compared to the same period in 2007. As a percentage of NER, direct reimbursable expenses decreased by 0.2% in the three-month period ended June 30, 2008 from the same period in 2007. The decrease was due to the winding down of the New Mexico FEMA contract.

The Environmental Services segment experienced an increase in direct reimbursable expenses as a percentage of NER of 2.1% in the three-month period ended June 30, 2008 as compared to the same period in 2007. The increase was due primarily to the increased usage of specialized subconsultants, primarily with clients in the Water market.

Operating Income

	Three Months Ended June 30,
(Dollars in thousands)	2008	% of NER	2007	% of NER
Transportation Services	$(46)	-0.1%	$2,531	6.1%
Construction Management	2,904	22.3%	748	4.9%
Civil Engineering	(1,274)	-3.9%	2,043	5.9%
Environmental Services	774	2.9%	2,855	10.8%

Total Operating Income	2,358	2.1%	8,177	6.9%
Insurance Proceeds and Gain on Recoveries	—	0.0%	(12)	0.0%
Investigation and Related Costs	—	0.0%	519	0.4%

Total Operating Income before Insurance Proceeds and Gain on Recoveries, net of Investigation and Related Costs	$2,358	2.1%	$8,684	7.4%

Operating income decreased by 73% during the three-month period June 30, 2008 as compared to the same period in 2007. The decrease in total operating income was principally due to a higher usage of subconsultants, which resulted in minimal profit margins in relation to the increase in engineering fees in the current fiscal quarter, as previously explained and less than desirable utilization of our professional staff resulting in an increase in indirect salaries. Also contributing to the reduction in operating income was direct labor incurred in anticipation of executing new contract assignments. Operating income, as a percentage of NER, decreased by 4.8% to 2.1% in the three-month period ended June 30, 2008 from 6.9% in the same period in 2007.

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

Operating income before gain on recoveries, net of investigation and related costs, was $2.4 million during the three-month period ended June 30, 2008 as compared to $8.7 million in the same period in 2007. Operating income before gain on recoveries, net of investigation and related costs, as a percentage of NER, decreased by 5.3% in the three-month period ended June 30, 2008 from the same period in 2007. The decrease in total operating income before gain on recoveries, net of investigation and related costs in the three-month period ended June 30, 2008 when compared to the same period in 2007 was principally due to a higher usage of subconsultants, which resulted in minimal profit margins in relation to the increase in engineering fees in the current fiscal quarter, as previously explained and less than desirable utilization of our professional staff resulting in an increase in indirect salaries. Also contributing to the reduction in operating income was direct labor incurred in anticipation of executing new contract assignments. Operating income, as a percentage of NER, decreased by 5.3% in the three-month period ended June 30, 2008 from the same period in 2007.

The Transportation Services segment experienced a loss of approximately $46,000 in the three-month period ended June 30, 2008 when compared to operating income of $2.5 million in the same period last year. Principally due to the reduction in operating income in the three-month period ended June 30, 2008 from the same period last year was direct labor incurred in anticipation of executing new contract assignments together with project slowdown in the aviation segment.

As a percentage of NER, the Construction Management segment’s operating income increased by 17.4% in the three-month period ended June 30, 2008 from the same period in 2007. This increase was primarily due to efficiencies in labor partly offset by the impact of rising fuel cost.

The Civil Engineering segment experienced a loss of $1.3 million in the three-month period ended June 30, 2008 as compared to operating income $2.0 million in the same period in 2007. This decrease was primarily driven by a decrease in labor utilization which resulted in a significant increase in indirect labor costs, decrease in engineering fees from lower work volume and unrecognized revenue from unexecuted project contracts. Operating income before insurance proceeds and gain on recoveries, net of investigation and related costs was a loss of $1.3 million in the three-month period ended June 30, 2008 when compared to operating income of $2.2 million in the same period in 2007.

As a percentage of NER, the Environmental Services segment operating income decreased by 7.9% for the three-month period ended June 30, 2008 as compared to the same period in 2007. This decrease was primarily due to an increase in general and administrative costs as discuss below. Operating income before insurance proceeds and gain on recoveries, net of investigation and related costs was $1.0 million in the three-month period ended June 30, 2008 when compared to a loss of approximately $600,000 in the same period in 2007.

Costs

Costs consist principally of direct salaries that are chargeable to clients and overhead and general and administrative expenses.

Direct Salaries and Direct Costs

	Three Months Ended June 30,
(Dollars in thousands)	2008	% of NER	2007	% of NER
Transportation Services	$17,443	40.7%	$15,391	37.0%
Construction Management	5,205	40.0%	5,916	39.1%
Civil Engineering	12,143	37.2%	12,174	34.9%
Environmental Services	8,679	32.8%	8,635	32.7%

Total Direct Salaries and Direct Costs	$43,470	37.8%	$42,116	35.7%

Direct salaries and direct costs primarily include direct salaries and to a lesser extent unreimbursable direct costs. Direct salaries and direct costs for the three-month period ended June 30, 2008 as compared to the same period in 2007, increased by 3.2%. As a percentage of NER, direct salaries and direct costs increased by 2.1% in the three-month period ended June 30, 2008 from the same period in 2007.

Direct salaries and direct costs in the Transportation Services segment increased by 13.3% in the three-month period ended June 30, 2008 from the same period in 2007. Direct salaries and direct cost increased as a result of the increase in engineering fees, as previously explained. As a percentage of NER, direct salaries and direct costs increased by 3.7% in the three-month period ended June 30, 2008 from the same period in 2007. This increase was due primarily to direct labor incurred in anticipation of executing new contract assignments.

Direct salaries and direct costs in the Construction Management segment decreased 12.0% in the three-month period ended June 30, 2008 from the same period in 2007. This decrease was due primarily to headcount reductions in response to the completions of projects, as previously explained.

Direct salaries and direct costs in the Civil Engineering segment decreased 0.3% in the three-month period ended June 30, 2008 from the same period in 2007. Despite the reduction of direct salaries and direct costs, as a percentage of NER, direct salaries and direct costs increased by 2.3% in the three-month period ended June 30, 2008 from the same period in 2007. This increase was due to a lack of revenue recognition on unexecuted projects partially off set by improved labor efficiency in the Federal segment.

Direct salaries and direct costs in the Environmental Services segment increased slightly 0.5% in the three-month period ended June 30, 2008 from the same period in 2007. As a percentage of NER, direct salaries and direct costs increased by 0.1% in the three-month period ended June 30, 2008 from the same period in 2007.

General and Administrative Costs including Indirect Salaries

The other component of costs is indirect costs, which include indirect salaries, and general and administrative costs.

	Three Months Ended June 30,
(Dollars in thousands)	2008	% of NER	2007	% of NER
Transportation Services	$9,921	23.2%	$8,793	21.2%
Construction Management	2,238	17.2%	2,947	19.5%
Civil Engineering	9,274	28.4%	7,185	20.6%
Environmental Services	6,834	25.9%	5,603	21.2%

Total Indirect Salaries	$28,267	24.6%	$24,528	20.8%

Indirect salaries increased 15.2% in the three-month period ended June 30, 2008 from the same period in 2007. Indirect salaries, as a percentage of NER, increased by 3.8% in the three-month period ended June 30, 2008 from the same period in 2007.

The Transportation Services segment experienced an increase in indirect salaries of 12.8% in the three-month period ended June 30, 2008 from the same period in 2007. As a percentage of NER, indirect salaries increased by 2.0% in the three-month period ended June 30, 2008 from the same period in 2007. This increase was primarily due to a slight softening of chargeability.

The Construction Management segment experienced a decrease in indirect salaries of 24.1% to in the three-month period ended June 30, 2008 from the same period in 2007. As a percentage of NER, indirect salaries decreased by 2.3% in the three-month period ended June 30, 2008 from the same period in 2007. The overall decrease is associated with the reduction in headcount consistent with the reduction in engineering fees.

The Civil Engineering segment experienced a decrease in indirect salaries of 0.3% in the three-month period ended June 30, 2008 from the same period in 2007. As a percentage of NER, indirect salaries increased by 2.3% in the three-month period ended June 30, 2008 from the same period in 2007. This increase in indirect salaries reflects a lower ratio of labor utilization as we have retained key staff and continued to invest in strategic initiatives to position ourselves for growth as market conditions improve.

Indirect salaries in our Environmental Services segment increased by 0.5% in the three-month period ended June 30, 2008 from the same period in 2007. Indirect salaries, as a percentage of NER increased by 0.1% in the three-month period ended June 30, 2008 from the same period 2007.

General & Administrative Costs

	Three Months Ended June 30,
(Dollars in thousands)	2008	% of NER	2007	% of NER
Transportation Services	$15,506	36.2%	$14,665	35.3%
Construction Management	2,670	20.5%	5,447	36.0%
Civil Engineering	12,520	38.3%	13,283	38.1%
Environmental Services	10,142	38.4%	9,227	34.9%

Total General & Administrative Costs	$40,838	35.5%	$42,622	36.1%

General and administrative costs decreased 4.2 % in the three-month period ended June 30, 2008 from the same period in 2007. The majority of the decrease is primarily related to a decrease in incentive compensation expense of $2.7 million resulting from a decrease in profitability in the current fiscal quarter when compared to the same period last year and a decrease in travel related expenses of approximately $277,000 due to a policy implemented during the quarter to limit travel. These decreases were partially offset by increases in legal fees of approximately $520,000, including legal expenses incurred in connection with our lawsuits against our insurance carrier under our crime liability insurance and building rent expense of $1.1 million from new and renewal of lease obligations. Most of these costs are generally considered corporate costs which benefit all segments and are allocated to the respective segments based on the individual segments’ proportionate share of general and administrative costs as compared to total general and administrative costs. General and administrative costs, as in percentage of NER, decreased by 0.6 % in the three-month period ended June 30, 2008 from the same period 2007.

(Gain) Loss on Recoveries and Investigation and Related Costs

During the three-month period ended June 30, 2008, there were no gains or losses on recovered assets nor any investigation and related costs. During the three-month period ended June 30, 2007, we recognized about $12,000 in gains on recoveries and incurred approximately $519,000 in investigation and related costs. The gains on recoveries and investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of general and administrative costs to our total general and administrative costs.

Nine months Ended June 30, 2008 Compared to Nine months Ended June 30, 2007

Engineering Fees

	Nine Months Ended June 30,
(Dollars in thousands)	2008	2007	$ Change	% Change
Transportation Services	$192,016	$160,728	$31,288	19.5%
Construction Management	49,750	56,476	(6,726)	-11.9%
Civil Engineering	118,609	116,558	2,051	1.8%
Environmental Services	95,316	93,272	2,044	2.2%

Total Engineering Fees	$455,691	$427,034	$28,657	6.7%

Engineering fees for the nine-month period ended June 30, 2008, were $455.7 million as compared to $427.0 million in the same period in 2007, representing an increase of 6.7%. The Transportation Service principally accounted for the increase in engineering fees in the nine-month period ended June 30, 2008. These increases were partly offset by a decrease in engineering fees experienced by the Construction Management segment. A portion of the increase in engineering fees was due to a change in our estimate of the accrued reimbursement liability estimate based on settlements to date and new information. As a result, we have recorded a reduction in the liability with a corresponding increase in engineering fees in the amount of $2.2 million during the nine-month period ended June 30, 2008. The adjustment to engineering fees has been allocated to our segments based on the individual segments’ proportionate share of engineering fees to total Company engineering fees. The backlog volumes increased by 0.8% in the nine-month period ended June 30, 2008 from $557.5 million at September 30, 2007 to $561.8 million at June 30, 2008.

In the Transportation Services segment, engineering fees increased by 19.5% in the nine-month period ended June 30, 2008 from the same period in 2007. The increase was due primarily from continued increases in workload in project in tolls and surface transportation. The increase in engineering fees also resulted from several contracts, in various regions, which started during the first fiscal quarter of fiscal 2008 and have continued into the second and third fiscal quarter of 2008. The backlog volumes for the Transportation Services segment at June 30, 2008 increased by 0.6% to $262.9 million from $261.2 million at September 30, 2007.

Engineering fees from our Construction Management segment decreased by 11.9% in the nine-month period ended June 30, 2008 from the same period in 2007. The decrease in engineering fees in the nine-month period ended June 30, 2008 when compared to the same period in 2007 was due primarily to the completion of projects during the first fiscal quarter of 2008 and a softening in demand for services resulting from an economic slowdown in business activity. The backlog volumes for the Construction Management segment at June 30, 2008 decreased by 10.4% to $85.9 million when compared to $95.9 million as of September 30, 2007.

Engineering fees from Civil Engineering services increased 1.8% in the nine-month period ended June 30, 2008 from the same period in 2007. The increase in engineering fees was primarily attributable to additional assignments in the Facilities group from contracts with the Department of Defense in the East Region. Also contributing to the increase in engineering fees was additional work within the Federal group, including another large contract with MEMA, which started during the first quarter of fiscal 2008. The increase in engineering fees was partly offset by the completion of the New Mexico FEMA project and the continued weakening in the private sector residential housing market, especially in the West and Southeast markets, which affected the engineering components of our private sector land development services. The backlog volumes for the Civil Engineering segment at June 30, 2008 increased by 22.6% to $101.5 million when compared to $82.8 million as of September 30, 2007.

Engineering fees in our Environmental Services segment experienced a slight increase of 2.2% in the nine-month period ended June 30, 2008 from the same period in 2007. The backlog volumes for the Environmental Services segment at June 30, 2008 decreased by 5.2% to $111.5 million when compared to $117.6 million as of September 30, 2007.

Net Earned Revenue

	Nine Months Ended June 30,
(Dollars in thousands)	2008	2007	$ Change	% Change
Transportation Services	$132,536	$121,329	$11,207	9.2%
Construction Management	40,547	45,758	(5,211)	-11.4%
Civil Engineering	97,719	96,117	1,602	1.7%
Environmental Services	73,837	74,962	(1,125)	-1.5%

Total Net Earned Revenues	$344,639	$338,166	$6,473	1.9%

Net earned revenue was $344.6 million in the nine-month period ended June 30, 2008, as compared to $338.2 million in the same period in 2007, representing an increase of 1.9%. This increase was directly related to the increase in engineering fees, as previously explained, mostly offset by the increase in direct reimbursable expenses, as explained below.

Direct Reimbursable Expenses

	Nine Months Ended June 30,
(Dollars in thousands)	2008	% of NER	2007	% of NER
Transportation Services	$59,480	44.9%	$39,399	32.5%
Construction Management	9,203	22.7%	10,718	23.4%
Civil Engineering	20,890	21.4%	20,441	21.3%
Environmental Services	21,479	29.1%	18,310	24.4%

Total Direct Reimbursable Expenses	$111,052	32.2%	$88,868	26.3%

In addition, the change in our NER is affected by the fluctuation in our direct reimbursable expenses. Direct reimbursable expenses are primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints and equipment where we are responsible for procurement and management of such cost components on behalf of our clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up. As a percentage of NER, direct reimbursable expenses increased by 5.9% in the nine-month period ended June 30, 2008 from the same period in 2007. The increase was driven principally by the Transportation Services segment.

In our Transportation Services segment, direct reimbursable expenses increase by 51% in the nine-month period ended June 30, 2008 as compared to the same period in 2007. As a percentage of NER, direct reimbursable expenses increased by 12.4% in the nine-month period ended June 30, 2008 from the same period in 2007. The significant increase is primarily due to the usage of specialized consultants in various projects in the Highway Design, Aviation & Transit Sectors.

In our Construction Management segment, direct reimbursable expenses decreased by 14.1% in the nine-month periods ended June 30, 2008 from the same period in 2007. As a percentage of NER, direct reimbursable expenses decreased by 0.7% in the nine-month period ended June 30, 2008 from the same period in 2007. This reduction is consistent with the overall reduction of engineering fees.

In our Civil Engineering segment direct reimbursable expenses increased by 2.2% in the nine-month period ended June 30, 2008 from the same period in 2007. The increase was due to increases in subconsultants in connection with the Department of Defense and MEMA contracts, partly offset by a decrease in subconsultants resulting from the winding down of the New Mexico FEMA contracts. As a percentage of NER, direct reimbursable expenses increased by 0.1% to 21.4% in the nine-month period ended June 30, 2008 from 21.3% in the same period in 2007.

Our Environmental Services segment experienced an increase of 17.3% in direct reimbursable expenses in the nine-month period ended June 30, 2008 when compared to the same period in fiscal 2007. The increase was due primarily to the high usage of specialized subconsultants, primarily with clients in the Water group. As a percentage of NER, direct reimbursable expenses increased by 4.7% in the nine-month period ended June 30, 2008 in the same period in 2007, reflecting a proportionately lower growth in engineering fees in proportion to the increase in direct reimbursable expenses.

Operating Income

	Nine Months Ended June 30,
(Dollars in thousands)	2008	% of NER	2007	% of NER
Transportation Services	$9,245	7.0%	$6,289	5.2%
Construction Management	5,246	12.9%	3,201	7.0%
Civil Engineering	(2,358)	-2.4%	2,326	2.4%
Environmental Services	(597)	-0.8%	5,035	6.7%

Total Operating Income	11,536	3.3%	16,851	5.0%

Insurance Proceeds and Gain on Recoveries	—	0.0%	(1,989)	-0.6%
Investigation and Related Costs	—	0.0%	3,758	1.1%

Total Operating Income before Insurance Proceeds and Gain on Recoveries, net of Investigation and Related Costs	$11,536	3.3%	$18,620	5.5%

Operating income decreased by 31.5% in the nine-month period ended June 30, 2008, as compared to the same period in 2007. The decrease in operating income in the nine-month period ended June 30, 2008 when compared to the same period in 2007 was due primarily to a decrease in investigation and related costs of $3.8 million, partly offset by $2.0 million insurance proceeds and gain on recoveries. The decrease in operating income in the nine-month period ended June 30, 2008 when compared to the same period in 2007 was partly offset by a decrease in the utilization of our processional staff, which caused less than desirable labor margins and increased indirect salaries. Part of the increase in indirect salaries was related to non-chargeable activities in connection with the ERP implementation, as previously explained. Operating income, as a percentage of NER, decreased slightly by 1.7% to 3.3% in the nine-month periods ended June 30, 2008 from 5.0% in the same period 2007. Insurance proceeds and gain on recoveries, net of investigation and related costs are treated as corporate overhead costs, and as such, are allocated to each respective segment. The allocation is based on the segments’ proportionate share of general and administrative (“G&A”) costs to total Company G&A costs.

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

Operating income before insurance proceeds and gain on recoveries, net of investigation and related costs was $11.5 million in the nine-month period ended June 30, 2008, as compared to $18.6 million in the same period in 2007, representing a decrease of 38.0%. Operating income before insurance proceeds and gain on recoveries, net of investigation and related costs, as a percentage of NER, decreased by 2.2% in the nine-month period ended June 30, 2008 from the same period in 2007. The decrease in operating income was due primarily to a decrease in the utilization of our professional staff, which caused less than desirable labor margins and increased indirect salaries. Part of the increase in indirect salaries was related to non-chargeable activities in connection with the ERP implementation, as previously explained.

As a percentage of NER, the Transportation Services segment’s operating income increased by 1.8% in the nine-month period ended June 30, 2008 from the same period in 2007. The increase in operating income in the nine-month period ended June 30, 2008 was due to the increase in engineering fees, as previously explained. The increase in operating income also benefitted by a decrease in the allocation of investigation and related costs of $1.3 million, net of insurance proceeds and gain on recoveries of approximately $700,000 in the nine-month period ended June 30, 2008 when compared to the same period in 2007. As a percentage of NER, the Transportation Services segment’s operating income before insurance proceeds and gain on recoveries, net of investigation and related costs increased by 1.3% to 7.0% in the nine-month period ended June 30, 2008 from 5.7% in the same period in 2007.

The Construction Management segment experienced an increase in operating income, as a percentage of NER of 5.9% in the nine-month period ended June 30, 2008 from the same period in 2007. This increase was primarily due to adjustments in headcount to compensate for the decrease in engineering fees and a decrease in general and administrative expenses, as more fully explained below. As a percentage of NER, the Construction Management segment’s operating income before insurance proceeds and gain on recoveries, net of investigation and related costs increased by 5.4% to 12.9% in the nine-month period ended June 30, 2008 from 7.5% in the same period in 2007.

As a percentage of NER, the Civil Engineering segment operating income decreased by 4.8% to a loss of 2.4% in the nine-month period ended June 30, 2008 from an operating income of 2.4% in the same period in 2007. The reduction of the operating income (loss) was due primarily to the increase in engineering fees, as previously explained, and a decrease in the allocation of investigation and related costs of approximately $1.1 million, net of insurance proceeds and gain on recoveries of approximately of $601,000 in the nine-month period ended June 30, 2008 when compared to the same period in 2007. The improvement in the operating (loss) was mostly offset by additional investment in business development and less than desirable chargeability of the labor staff, including time spent on non-chargeable activities relating to the ERP implementation. The Civil Engineering operating income (loss) decreased by 201.4% in the nine-month period ended June 30, 2008 from the same period in 2007.

The Environmental Services segment’s operating income decreased by $5.6 million to a loss of approximately $0.6 million in the nine-month period ended June 30, 2008 from $5.0 million in the same period in 2007. The decrease in operating income was primarily due to a decrease in NER resulting from a higher increase in direct reimbursable expenses as a result of a high usage of specialized subconsultants in the Water group over the modest increase in engineering fees caused by the softening in demand for our services. Also contributing to the decrease in operating income for the nine-month period ended June 30, 2008 over the same period last year was an increase in indirect salaries resulting from lower utilization of our labor staff caused by the softening in demand for our services and increased non-chargeable activities, primarily the ERP implementation and acquisition activities. The decrease in operating income was partly offset by a decrease in the allocation of investigation and related costs of approximately $834,000, net of insurance proceeds and gain on recoveries of approximately $442,000 in the nine-month period ended June 30, 2008 when compared to the same period in 2007. As a percentage of NER, the Environmental Services segment operating income before insurance proceeds and gain on recoveries, net of investigation and related costs decreased by 8.0% to a loss of 0.8% in the nine-month period ended June 30, 2008 from 7.2% in the same period in 2007.

Costs

Costs consist principally of direct salaries that are chargeable to clients and overhead and general and administrative expenses.

Direct Salaries and Direct Costs

	Nine Months Ended June 30,
(Dollars in thousands)	2008	% of NER	2007	% of NER
Transportation Services	$49,475	37.3%	$45,577	37.6%
Construction Management	15,634	38.6%	18,154	39.7%
Civil Engineering	35,649	36.5%	34,755	36.2%
Environmental Services	24,869	33.7%	25,228	33.7%

Total Direct Salaries and Direct Costs	$125,627	36.5%	$123,714	36.6%

Direct salaries and direct costs primarily include direct salaries and to a lesser extent unreimbursable direct costs. Direct salaries and direct costs were in the nine-month period ended June 30, 2008, as compared to the same period in 2007, increased by 1.5%. Direct salaries and direct costs, as a percentage of NER, decreased by 0.1% to 36.5% in the nine-month period ended June 30, 2008 from 36.6% in the same period in 2007.

Direct salaries and direct costs in the Transportation Services segment increased by 8.6% in the nine-month period ended June 30, 2008 from the same period in 2007. Direct salaries and direct costs increased as a result of additional workload. As a percentage of NER, direct salaries and direct costs decreased slightly by 0.3% in the nine-month period ended June 30, 2008 from the same period in 2007.

Direct salaries and direct costs in the Construction Management segment decreased by 13.9% in the nine-month period ended June 30, 2008 from the same period in 2007. As a percentage of NER, direct salaries and direct costs decreased by 1.1% in the nine-month period ended June 30, 2008 from the same period in 2007. This decrease was due primarily to headcount reductions in response to the completions of projects, as previously explained.

Direct salaries and direct costs in the Civil Services segment increased by 2.6% in the nine-month period ended June 30, 2008 from the same period in 2007. As a percentage of NER, direct salaries and direct costs increased slightly by 0.3% in the nine-month period ended June 30, 2008 from the same period in 2007. This increase is due to lower labor efficiencies.

Direct salaries and direct costs in the Environmental Services segment decreased by 1.4% in the nine-month period ended June 30, 2008 from in the same period in 2007. As a percentage of NER, direct salaries and direct costs experienced no change at 33.7% in the nine-month period ended June 30, 2008 and 2007.

General and Administrative Costs, including Indirect Salaries

The other component of costs is indirect costs, which include indirect salaries, and general and administrative costs.

	Nine Months Ended June 30,
(Dollars in thousands)	2008	% of NER	2007	% of NER
Transportation Services	$29,482	22.2%	$26,749	22.0%
Construction Management	7,609	18.8%	8,726	19.1%
Civil Engineering	27,113	27.7%	21,939	22.8%
Environmental Services	20,319	27.5%	17,454	23.3%

Total Indirect Salaries	$84,523	24.5%	$74,868	22.1%

Indirect salaries increased 12.9% in the nine-month period ended June 30, 2008 from the same period in 2007. Indirect salaries, as a percentage of NER, increased by 2.4% in the nine-month period ended June 30, 2008 from the same period in 2007.

The Transportation Services segment experienced an increase in indirect salaries of 10.2% in the nine-month period ended June 30, 2008 from in the same period in 2007. As a percentage of NER, indirect salaries increased by 0.2% in the nine-month period ended June 30, 2008 from the same period in 2007.

The Construction Management segment experienced a decrease in indirect salaries of 12.8% in the nine-month period ended June 30, 2008 from the same period in 2007. As a percentage of NER, indirect salaries decreased by 0.3% in the nine-month period ended June 30, 2008 from the same period in 2007. The overall decrease is associated with the reduction in headcount consistent with the reduction in engineering fees.

The Civil Engineering segment experienced an increase in indirect salaries 23.6% in the nine-month period ended June 30, 2008 from the same period in 2007. As a percentage of NER, indirect salaries increased by 4.9% in the nine-month period ended June 30, 2008 from the same period in 2007. This increase in indirect salaries reflects a lower ratio of labor utilization as we have retained key staff and continued to invest in strategic initiatives to position ourselves for growth as market conditions improve.

Indirect salaries in our Environmental Services segment increased by 16.4% in the nine-month period ended June 30, 2008 from the same period in 2007. Indirect salaries, as a percentage of NER increase by 4.2% in the nine-month period ended June 30, 2008 from the same period in 2007. This increase was primarily due to less than desirable utilization of the professional staff resulting from a slowdown in demand for services and increased non-chargeable activities related to the ERP implementation.

	Nine Months Ended June 30,
(Dollars in thousands)	2008	% of NER	2007	% of NER
Transportation Services	$44,334	33.5%	$42,098	34.7%
Construction Management	12,058	29.7%	15,451	33.8%
Civil Engineering	37,315	38.2%	36,562	38.0%
Environmental Services	29,246	39.6%	26,853	35.8%

Total General & Administrative Costs	$122,953	35.7%	$120,964	35.8%

G&A costs increased 1.6% in the nine-month period ended June 30, 2008 from the same period in 2007. The majority of the increase is primarily related to increases in building rent expense of $7.1 million from new and renewal of lease obligations, legal fees of $3.5 million, including legal expenses incurred in connection with our lawsuit against our insurance carrier under our crime liability insurance expense for software. These increases were partially offset by a decrease in bonus expense of $2.5 million. Most of these costs are generally considered corporate costs which benefit all segments and are allocated to the respective segments based on the individual segments’ proportionate share of G&A costs as compared to total Company G&A costs. G&A as a percentage of NER decreased by 0.1% to 35.7% in the nine-month period ended June 30, 2008 from 35.8% in the same period in 2007.

Insurance Proceeds and Gain on Recoveries and Investigation and Related Costs

During the nine-month period ended June 30, 2008, there were no gains or losses on recovered assets nor any investigation and related costs. During the nine-month period ended June 30, 2007, we recognized $2.0 million in insurance proceeds related to a claim filed by us under our crime liability insurance policy. Additionally, in the nine-month period ended March 31, 2007, we incurred $3.8 million in investigation and related costs. The insurance proceeds, net loss on recoveries and the investigation and related costs have been allocated to our segments based on the individual segments’ proportionate share of general and administrative costs to our total general and administrative costs.

Income Taxes

The income tax provisions (benefit) were $(3.5) million and $(54,000), and $696,000 and $4.1 million which represented effective tax rates of (175.1)% and (0.7)% and 6.4% and 25.7%, for the three-month and nine-month periods ended June 30, 2008 and 2007, respectively.

During the quarter ended June 30, 2008, the Company had changes of 3.0 million to its unrecognized tax benefits related to the current, or prior reporting periods, changes in settlements with taxing authorities, or as a result of the lapse of any applicable statues of limitations. The Company believes it is reasonably possible that the liability for unrecognized tax benefits at June 30, 2008 may decrease by approximately $5.2 million due to the completion of examinations or the expiration of the statue of limitations within 12 months of June 30, 2008.

The Company files tax returns with the U.S. Federal Government, various state and local jurisdictions, as well as Puerto Rico. The Company is subject to periodic audits by the Internal Revenue Service as well as foreign, state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. Income tax contingencies are accounted for in accordance with FIN 48, and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the Company’s effective tax rate and cash flows in the future years. With few exceptions, the Company is no longer subject to U.S. Federal, State and Local, or Puerto Rico examination by tax authorities for tax years ending before October 1, 2005.

On February 21, 2008, the Company filed an application with Internal Revenue Service to change its overall method of tax reporting from the cash method to the accrual method, effective with the tax year ending September 30, 2008. The effect of this change is to increase the estimated current taxable income by approximately $101 million on a pro rata basis over the next four years. This method change has no impact on the Company’s overall provision of income taxes. The liability for the first year of the method change included as a component in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2008. The liability for the second year of the method change is included in the current deferred tax liability and the liability for the third and fourth years of the method change are included in non-current deferred income tax liability, in the accompanying condensed consolidated balance sheet as of June 30, 2008.

2. Financial Condition and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities totaled $6.1 million in the nine-month period ended June 30, 2008 as compared to net cash used in operating activities of $3.0 million in the same period in 2007. The increase in net cash used in operations resulted primarily from a larger increase in accounts receivable and unbilled fees at June 30, 2008 from September 30, 2007 in comparison to a smaller increase in accounts receivable and unbilled fees in the comparable period in 2007. As more fully explained in note 4 to the Notes to Condensed Consolidated Financial Statements, effective in January 2008, we began the integration of several existing systems into an Enterprise Resource Planning (“ERP”) system. As a result of the ERP conversion process, we experienced delays in capturing data required to be included in billings for work performed to our customers. These delays caused our billings to customers to be late, which accounted for the significant increase in accounts receivable and unbilled fees as of June 30, 2008, compared to September 30, 2007. This increase was partially offset by a decrease in settlement payments related to the accrued reimbursement liability made to clients of $9.7 million for the nine months ended June 30, 2008 as compared to the same period of last year and a larger increase in accounts payable and accrued expenses at June 30, 2008 from September 30, 2007 in comparison to a decrease in accounts payable and accrued expenses in the comparable periods in 2007. This increase in accounts payable and accrued expenses was primarily due to the implementation of the new ERP system in the second fiscal quarter of fiscal 2008.

Our operating cash flows are heavily influenced by changes in the levels of accounts receivables, unbilled fees and billings in excess of cost. Unbilled fees are created when we recognize revenue. The unbilled fees are normally invoiced the month after the revenue is recognized unless there are contractual provisions which dictate the timing of billing. Unbilled fees which are not invoiced the month following revenue are normally invoiced within the following two months. These account balances as well as days sales outstanding (“DSO”) in accounts receivable and unbilled fees, net of billings in excess of cost, can vary based on contract terms and contractual milestones and the timing and size of cash receipts. DSO increased to 110 days for the nine-month period ended June 30, 2008, from 99 days for the fiscal year ended September 30, 2007. We calculate DSO by dividing accounts receivables, net and unbilled fees less billings in excess of cost by average daily gross revenue for the applicable period. The increase in DSO was driven by the increase in accounts receivable and unbilled fees as explained above.

Accounts receivable increased by 15.6% to $96.5 million at June 30, 2008 from $83.5 million at September 30, 2007. This increase was primarily driven by delays in billing customers due to the implementation of the ERP system. The allowance for doubtful accounts increased by 2.6% to $1.8 million, or 1.9% of accounts receivable, at June 30, 2008 from $1.8 million, or 2.1% of accounts receivable, at September 30, 2007. Overall the aging of accounts receivable at June 30, 2008 has remained comparable to the aging of accounts receivable at September 30, 2007. The increase in the allowance for doubtful accounts relates to several specific accounts receivable balances which aged during the current fiscal quarter. We continuously monitor collection efforts and assess the allowance of doubtful accounts. Based on this assessment at June 30, 2008, we have deemed the allowance for doubtful accounts to be adequate. Unbilled fees increased by 19.2% to $93.6 million at June 30, 2008 from $78.5 million at September 30, 2007. Historically, unbilled fees are primarily related to work performed in the last month of the fiscal period. Billings usually occur in the month after we recognize the revenue of in accordance with the specific contractual provisions. As previously stated, the increase in unbilled fees relates partially to the delays in billing to customers due to the implementation of the ERP system. As of the date of this filing, we have substantially brought our billings to clients current. Approximately 59 % of the unbilled fees at June 30, 2008 were billed as of July 31, 2008. The remainder is expected to be billed within the next two months.

Cash Flows from Investing Activities

Net cash used in investing activities was $10.8 million and $8.6 million for the nine-month periods ended June 30, 2008 and 2007, respectively. Investing activities relating to purchases of property and equipment, such as survey equipment, computer systems, software applications, furniture and equipment and leasehold improvements were $8.3 million $7.9 million during the nine-month periods ended June 30, 2008 and 2007, respectively.

On February 29, 2008, we acquired 100% of the stock of EcoScience for a price of $2.25 million of which $2.0 million was paid in cash.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine-month period ended June 30, 2008 was $8.7 million as compared to cash provided by financing activities of $11.7 million in the in the same period in 2007. The decrease in net cash provided by financing activities was due primarily to a $15.8 million increase in cash paid for the repurchase of stock between the nine-month period ended June 30, 2008 and the same period in 2007. This increase was due to an increase in redemptions from terminating employees and the absence of a stock window in fiscal 2007. The decrease in net cash provided by financing activities was partially offset by a $7.8 million increase in net borrowings between the nine-month period ended June 30, 2008 and the same period in 2007. This decrease consisted of $16.3 million in net borrowings during the nine-month period ended March 31, 2007, which was used primarily to fund operations and to reduce our accrued reimbursement liability and $24.6 million in net borrowing during the nine-month period June 30, 2008, which was used primarily to fund operations and for payments to repurchase common stock from employees.

Capital Resources

In November 2007, the Company renegotiated its existing line of credit agreement with Bank of America, N.A. (the “Bank”) to increase the line of credit from $58 million to $60 million and to extend the maturity date of June 30, 2008 to a new maturity date of October 2011. As part of the extension agreement, substantially all the terms and conditions remained the same and the minimum levels of net worth requirement were eliminated from the agreement. The line of credit agreement provides for the issuance of letters or credit. The letters of credit reduce the maximum amount available for borrowing. As of June 30, 2008 and September 30, 2007, the Company had letters of credit outstanding totaling $4.7 million and $1.9 million, respectively, including letters of credit for $582,000 to guarantee insurance payments. As a result of the issuance of these letters of credit and outstanding borrowings, the maximum amount available for borrowing under the line of credit was $30.7 million and $56.1 million as of June 30, 2008 and September 30, 2007, respectively.

The interest rate (2.98% at June 30, 2008 and 5.85% at September 30, 2007) is, at the Company’s option either, LIBOR plus 50 basis points (currently in use) or prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The rate increases to LIBOR plus 75 basis points or prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The line of credit is collateralized by substantially all of the Company’s assets. The Company was in compliance with all financial covenants and ratios as of June 30, 2008.

On March 19, 2001, the Company entered into a mortgage note with an original principal amount of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 3.13% and 6.19% at June 30, 2008 and September 30, 2007, respectively. The Company’s adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%. The mortgage agreement contains clauses requiring the maintenance of various covenants and financial ratios. The mortgage note is collateralized by the office building located in Maitland, Florida. The Company was in compliance with all financial covenants and ratios as of June 30, 2008.

Our capital expenditures are generally for purchases of property and equipment. We spent $8.3 million and $7.9 million on such expenditures for the nine-month periods ended June 30, 2008 and 2007, respectively.

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

The stock offering window usually takes place on an annual basis during the second fiscal quarter. The stock window allows full time and part time regular employees to purchase shares of Class A common stock and existing shareholders to offer shares of common stock for sale to us. Under our corporate bylaws, we have the right of first refusal to purchase these shares. If we decline to purchase the offered shares of Class A common stock and existing shareholders to offer shares of common stock for sale to us. Under our corporate bylaws, we have the right of first refusal to purchase these shares. If w decline to purchase the offered shares, they are offered to the Employee Profit Sharing and Stock Ownership Plan and Trust (“ESOP”) and then to all shareholders of the Company.

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

As a result of the internal window, the Company loaned funds for those shares that were matched to those employee shareholders who wished to sell their shares for the full amount due. Employee shareholders that wished to purchase matched shares were required to execute promissory notes (“notes”) and pledge share agreements as collateral for the notes. The notes were interest free and were due on December 28, 2007. At September 30, 2007, the outstanding balance of the notes was $1.9 million, of which, approximately $332,000 was classified as other current assets and the remaining balance of $1.6 million was included as a reduction of stockholders’ equity in the accompanying condensed consolidated balance sheet. The outstanding balance of the notes at September 30, 2007 was collected in January 2008.

During the second quarter of fiscal year 2008, the Company opened the stock window for the purchase and/or redemption of shares by eligible employees and outside directors at a price of $29.68. Purchasers of shares were given several options for payment, including payroll deductions, balloon payments, up front cash or some combination thereof. The last payroll deduction will be due on November 28, 2008. As a result of the stock window, the Company sold 133,329 shares, net of cancelled subscriptions, for an aggregate amount of $4.0 million. At June 30, 2008, the outstanding balance due to the Company on the shares sold was $2.1 million, of which, approximately $131,000 was classified as other current assets and the remaining balance of $1.9 million was included as a reduction of stockholders’ equity in the accompanying condensed consolidated balance sheet.

The Company agreed to redeem 268,664 shares held by employees who terminated employment prior to June 30, 2008, for an aggregate amount of $8.0 million. As a result, the Company recorded a liability for this aggregate amount, which is reflected in stock redemption payable in the accompanying condensed consolidated balance sheet as of June 30, 2008.

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

Pursuant to the Company’s bylaws, we are permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006 we repurchased 46,000 shares and 3,400 shares, respectively, of the Company’s stock from Richard Wickett and Kathryn Wilson in the original principal amounts of $1.2 million and $92,000, respectively. The shares were repurchased for $27.00 per share which represents the September 30, 2004 share price, pending completion of the valuation of the Company’s stock as of September 30, 2005. At December 31, 2006, we had an accrual of $49,400 for the difference between the purchase price and the September 30, 2005 share value of $28.00. At June 30, 2008, the notes bear interest at the rate of 7.5% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

On February 13, 2007, we repurchased an additional 46,607 shares of the Company’s stock from Richard Wickett in the original principal amount of approximately $1.0 million, by issuing a promissory note. The additional shares were purchased for $22.40 which represents 80% of the September 30, 2005 share price, pending completion of the valuation of the Company’s stock as of September 30, 2006. In May 2007, the September 30, 2006 valuation was completed establishing a valuation price of $23.34 per share. We recorded an additional accrual for the difference between the purchase price and the September 30, 2006 valuation price. At June 30, 2008, the note bears interest at the rate of 7.5% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the note with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

The balance of the notes were $2.5 million at June 30, 2008 and September 30, 2007, and were included in other liabilities in the accompanying condensed consolidated balance sheets. Both notes are subject to our right of set off, which permits us to set off all claims we may have against the payee amounts due and owing under the notes.

In July 2007, pursuant to the Company’s bylaws, we did not exercise our right of first refusal to redeem the shares offered for redemption by John Shearer, our former National Service Director and Senior Vice President. In accordance with the Company’s bylaws, the shares were next offered to our ESOP plan; the ESOP plan has agreed to redeem the shares over the course of five years. The first annual installment of 54,567 shares was redeemed the second on July 8, 2007 at the established valuation price of $24.34 for a total of $1.3 million. The ESOP redeemed the second annual installment of 10,940 shares, at the established valuation price of $29.68, on March 31, 2008. The remaining three equal annual installments of 33,261 shares will be redeemed in the second quarter of each fiscal year beginning with fiscal year 2009 by our ESOP plan at a price per share established by future valuations of the Company’s shares.

5. Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB“) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles to be used in the preparation of nongovernmental entity financial statements and reflects the FASB’s belief that the responsibility for selecting the appropriate and relevant accounting principles rests with the entity. The FASB does not expect SFAS 162 to change current practice but in the rare circumstance there is a change from current practice, the statement includes transition provisions. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the guidance in this standard to have a significant impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 (“SFAS160”), “Noncontrolling Interests in Consolidated Financial Statements” an amendment of ARB No. 51. This standard requires specific financial disclosures of consolidated noncontolling interests with the objective of improving the relevance, comparability, and transparency of the financial information relating to non-controlling interest in a consolidated subsidiary. We are required to adopt the recognition and related disclosure provisions of SFAS 160 beginning with interim periods of fiscal year ending September 30, 2010; earlier adoption is prohibited. The Company does not believe the adoption of SFAS 160 will have a material impact on its condensed consolidated financial statements.

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

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for the Uncertainty in Income Taxes and interpretation of FASB No. 109” (“FIN 48”). This interpretation establishes guidelines and thresholds that must be met fro the recognition and measurement of a tax position taken or expected to be taken on a tax return. The Company adopted FIN 48 in our first quarter of fiscal 2008, beginning October 1, 2007. As a result of the adoption of FIN 48, we have recognized a change in the liability for unrecognized tax benefits of $2.5 million and an increase of approximately $200,000 in accrued interest, which was accounted for as a reduction to the October 1, 2007 balance of retained earnings.

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

The interest rate on the mortgage note was 3.13% and 6.19% at June 30, 2008 and September 30, 2007, respectively. Our adjustable rate mortgage calls for an interest rate based on the 30 day LIBOR plus a margin of .065%.

The interest rate (2.98% at June 30, 2008 and 5.85% at September 30, 2007) on our revolving line of credit is at our option, either LIBOR plus 50 basis points (currently in use) or Prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points or Prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0 We mitigate interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit. As of June 30, 2008, the fair value of the debt approximates the outstanding principal balance due to the variable rate nature of such instruments.

The interest rates under our revolving line of credit and mortgage note are variable and accordingly we have exposure to market risk. To the extent that we have borrowings outstanding, there is a market risk relating to the amount of such borrowings. We estimate that a one-percentage point increase in interest rates for debt outstanding of $31.2 million as of June 30, 2008 would have resulted in additional annualized interest costs of approximately $312,000. As of July 31, 2008, debt outstanding has decreased to $22.8 million primarily due to a pay down of our line of credit from cash from operations. We estimate that a one-percentage point increase in interest rates for this outstanding debt would have resulted in additional annualized interest costs of approximately $228,000.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Audit Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon and as of the date of, this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the second quarter, the Company began implementation of an ERP system in order, among other benefits, to improve the Company’s internal controls over financial reporting. In connection with the implementation, the company experienced an enhancement in its general computer controls relating to segregation of duties and system access privileges. The company continues to experience slight delays in its billing process relating to the conversion of project data, to generate a small number of invoices outside of its normal control structure, and to accrue an immaterial amount of revenue outside of its normal revenue recognition process. The company continued additional procedures to ensure that the client billings and revenues were appropriately reflected in the financial statements. Management has seen significant improvement in its control structure during the quarter and expects additional improvement during the remainder of its fiscal year as the implementation of the ERP system continues and the implementation of Sarbanes Oxley internal controls over financial reporting is competed.

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

We maintain a full range of insurance coverage, including workers’ compensation, commercial general liability (which includes property coverage), commercial automobile, and professional liability (which includes pollution coverage). Our professional liability coverage is on a “claims-made basis” meaning the coverage applies to claims made during a policy year regardless of when the causative action took place. All other coverage are “occurrence-basis” meaning that the policy in place when the injury or damage occurred is the policy that responds regardless of when the claim is made. Our professional liability limits per policy year are $45 million with a per claim deductible of $125,000 plus an annual aggregate of $3 million. This coverage would also cover the Company for a claim against a subcontractor of the Company. Based on our experience with claims and lawsuits we believe that the current levels of coverage are adequate in all cases. A successful catastrophic claim or aggregate of several large claims in amounts in excess of our insurance coverage in any policy year could have a material adverse effect on our financial position and results of operation.

Misappropriation Loss

In connection with an investigation conducted by independent counsel in a prior year, it was revealed that at least $36 million was misappropriated between January 1, 1998 and the discovery of the misappropriations in March 2005.

The Company determined that the misappropriation scheme led to the overstatement of overhead rates that the Company used to determine billings in connection with certain of its government contracts. As a result, some government clients were overcharged for the Company’s services.

The Company determined corrected overhead rates considering the impact of the misappropriations and considering the impact of additional errors identified and entered into settlement agreements for many of these clients and agencies, including without limitation, the Department of Justice, the State of Texas Department of Transportation and the Florida Department of Transportation. The Company and its advisors have been working with its government clients to finalize any refundable amounts and estimates that the cumulative refund amount, before any payments, resulting from the overstated overhead rates is $35.6 million through June 30, 2008, including interest.

The Audit Committee, at the direction of the Corporate Board, disclosed the overstatement of our overheard rate to our clients and other appropriate government agencies, including the Department of Justice. We have entered into settlement agreements without limitations, with many of these clients and agencies, including the Department of Justice, the State of Texas Department of Transportation and the Florida Department of Transportation. We have been cooperating with other affected parties to determine the amount of our reimbursement obligations and any other amounts we may be obligated to pay in order to resolve these issues.

Our Board of Directors, with the assistance of the Audit Committee, instituted immediate corrective actions and has implemented long-term measures to provide new financial controls and establish procedures to safeguard assets and to establish more accurate accounting and financial reporting practices. These long-term measures are included within our Ethics and Compliance Program.

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

The United States SEC also conducted an investigation of the accounting irregularities and misappropriation of funds. We cooperated fully with the investigation and produced documents and other information to the commission. The SEC recently advised the Company that its investigation has concluded with no charges against the company or its personnel.

ITEM 1A.	Risk Factors

Information about risk factors for the three-month and nine-month periods ended June 30, 2008 does not differ materially from that set forth in Part I, Item1A, of our 2007 Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

ITEM 2.	Unregistered Sale of Equity Securities and Use of Proceeds

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
April 1 - April 30	—	$—	—	—
May 1 - May 31	—	$—	—	—
June 1 - June 30	259,381	$29.68	—	—

Total	259,381	$29.68	—	—

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

A list of exhibits to this Report is set forth in the Exhibit Index appearing elsewhere in this Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The PBSJ Corporation
(Registrant)

Dated: August 14, 2008	/s/ John B. Zumwalt III
John B. Zumwalt III
Chairman of the Board and Chief Executive Officer

Dated: August 14, 2008	/s/ Donald J. Vrana
Donald J. Vrana
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a) certification by John B. Zumwalt, III, Chairman and Chief Executive Officer.

31.2	Rule 13a-14(a) certification by Donald J. Vrana, Senior Vice President and Chief Financial Officer.

32	Certification of by John B. Zumwalt, III, Chairman and Chief Executive Officer and Donald J. Vrana, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.