Form 10-Q
period 2008-12-31
PBSJ CORP /FL/
filed 2009-02-17
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of January 31, 2009, there were 6,023,496 shares of Common Stock Class A, $.00067 par value per share, outstanding.

THE PBSJ CORPORATION

Form 10-Q

For the Quarterly Period Ended December 31, 2008

PART 1 FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PBSJ CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(Amounts in thousands, except share and per share amounts)	December 31, 2008	September 30, 2008
Assets
Current Assets:
Cash and cash equivalents	$11,652	$4,049
Accounts receivable, net	119,557	102,492
Unbilled fees	87,603	76,742
Deferred income taxes, current	—	3,598
Other current assets	8,927	6,231

Total current assets	227,739	193,112

Property and equipment, net	38,033	35,945
Cash surrender value of life insurance	7,210	11,227
Deferred income taxes, non current	1,253	—
Goodwill	39,544	23,071
Intangible assets, net	1,166	1,273
Other assets	3,867	4,049

Total assets	$318,812	$268,677

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$136,996	$98,172
Stock redemption payable	—	7,522
Accrued reimbursement liability	946	2,186
Current portion of long-term debt	14,405	7,134
Current portion of capital leases	265	297
Accrued vacation	11,426	13,394
Billings in excess of costs	8,969	5,763
Deferred income taxes, current	2,766	—

Total current liabilities	175,773	134,468

Deferred income taxes, non current	—	9,382
Long-term debt, less current portion	12,863	5,885
Capital leases, less current portion	89	138
Deferred compensation	12,759	12,325
Other liabilities	44,768	40,228

Total liabilities	246,252	202,426

Stockholders’ Equity:
Common stock Class A, par value $0.00067, 15,000,000 shares authorized, 5,948,133 and 5,822,649 shares issued and outstanding at December 31, 2008 and September 30, 2008	4	4
Common stock Class B, non-voting, par value $0.00067, 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2008 and September 30, 2008	—	—
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2008 and September 30, 2008	—	—
Retained earnings	72,671	66,345
Accumulated other comprehensive loss	(39)	(7)
Employee shareholder loan	(76)	(91)

Total stockholders’ equity	72,560	66,251

Total liabilities and stockholders’ equity	$318,812	$268,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PBSJ CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
(Amounts in thousands, except per share amounts)	2008	2007
Earned revenues:
Engineering fees	$168,735	$144,377
Direct reimbursable expenses	54,160	33,012

Net earned revenues	114,575	111,365

Costs and expenses:
Direct salaries and direct costs	41,415	39,577
General and administrative expenses, including indirect salaries	67,488	67,528

Total costs and expenses	108,903	107,105

Operating income	5,672	4,260

Other income (expense):
Interest expense	(428)	(107)
Other, net	11	82
Loss on interest rate swap	(1,437)	—

Total other income (expense)	(1,854)	(25)

Income before income taxes	3,818	4,235

Provision for income taxes	1,880	2,111

Net income	$1,938	$2,124

Net income per share:
Basic	$0.35	$0.34

Diluted	$0.34	$0.33

Weighted average shares outstanding:
Basic	5,547	6,278

Diluted	5,672	6,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PBSJ CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
(Amounts in thousands)	2008	2007
Cash flows from operating activities:
Net income	$1,938	$2,124
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in cash surrender value of life insurance	—	(229)
Depreciation and amortization	2,627	2,638
Loss on sale of property and equipment	45	10
Amortization of deferred gain on sale-leaseback of office building	(333)	(333)
Loss on interest rate swap	1,400	—
Provision for bad debts and unbillable amounts	210	606
Provision for deferred income taxes	(4,161)	5,730
Amortization of deferred compensation and other changes	288	657
Excess tax benefit on vesting of restricted stock	(858)	(1,274)
Reversal of accrued reimbursement liability	(122)	(1,619)
Changes in:
Operating working capital	(3,667)	(13,742)
Non current assets and liabilities	1,770	(1,166)

Net cash used in operating activities	(863)	(6,598)

Cash flows from investing activities:
Investment in life insurance policies	(3,974)	(64)
Proceeds from surrender of life insurance policies	3,964	—
Acquisitions and purchase price adjustments, net of cash acquired	(2,047)	—
Purchases of property and equipment	(3,801)	(2,925)

Net cash used in investing activities	(5,858)	(2,989)

Cash flows from financing activities:
Borrowings under line of credit	57,978	15,637
Payments under line of credit	(50,875)	(9,541)
Principal payments under mortgage note and capital lease obligations	(181)	(213)
Proceeds from refinance of mortgage, net of cost	13,485	—
Payoff of existing mortgage	(6,354)	—
Proceeds from loans against life insurance policies	4,027	—
Excess tax benefit on vesting of restricted stock	858	1,274
Common stock:
Proceeds from sale of common stock and collection of employee shareholders’ loans	1,205	1,738
Payments for repurchase of common stock	(5,819)	(7,783)

Net cash provided by financing activities	14,324	1,112

Net increase (decrease) in cash and cash equivalents	7,603	(8,475)
Cash and cash equivalents at beginning of period	4,049	8,481

Cash and cash equivalents at end of period	$11,652	$6

Non-cash investing and financing activities:
Property and equipment financed under capital leases	$—	$831
Stock window subscription cancellations	$321	$—
Stock issued for acquisition	$4,000	$—
Notes payable issued in exchange for shares	$2,104	$—
Contingent interest accrual	$89	$—
Adoption of FIN 48, accounting for uncertainty in income taxes	$—	$2,743
Pension adjustments	$20	$—
Cash paid for interest	$386	$271
Cash paid for income taxes	$262	$1,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

The PBSJ Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the interim reporting rules and regulations of the Securities and Exchange Commission, or SEC, for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the interim period contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of The PBSJ Corporation, its consolidated subsidiaries and PBS&J Caribe Engineering Services, C.S.P., its consolidated affiliate as of December 31, 2008, and the results of operations and cash flows for the periods presented. All material inter-company transactions and accounts have been eliminated in the accompanying condensed consolidated financial statements. The term the “Company”, “we”, “our”, and “us” refer to The PBSJ Corporation and its consolidated subsidiaries and its consolidated affiliate. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2008. The significant accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. The results of operations for the three-month periods ended December 31, 2008 and 2007, are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The Company’s current policy is to utilize three independent appraisers to provide valuation reports. The two valuations that are closest in value are averaged to produce the stock price, with each receiving a 50% weight. The remaining valuation, designated the “outlier,” is excluded from the value calculation. In order to ensure the independence and qualifications of the appraisers, they are selected each year by the Audit Committee of the Board of Directors (Audit Committee). For the September 30, 2008 valuation finalized in January, 2009, the two valuations that the Company used were prepared by Willamette Management Associates and Sheldrick, McGehee & Kohler,LLC.

Consistent with generally accepted valuation methodology, the appraisers utilize one or a combination of the following methods:

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

The stock price determined for the September 30, 2008 valuation was $29.04. This stock price will be utilized for the stock offering window and all other stock transactions until the next valuation is completed. During the first quarter of fiscal 2009, the Company utilized the September 30, 2007 stock price to record stock transactions, except for the Peter Brown acquisition described in footnote 5. The valuations performed by the appraisers take into consideration forecasted financial activity for the three months subsequent to September 30, 2008. If, during the period subsequent to September 30, 2008 and prior to the date the stock price is determined, there were any significant transactions or significant variances between actual results compared to forecasted results provided to the valuation companies, these transactions or variances would be taken into consideration, as appropriate, in the valuation. Historically there have not been any significant transactions between the date that stock price is determined and the stock trading window. However, if there were a significant transaction during this period the Company would update the stock price used for the stock trading window or any other transaction in which stock is issued.

The material assumptions used by the two independent appraisers whose appraisals were used to determine the stock value at September 30, 2008 are:

	Appraiser 1		Appraiser 2
Discounted Cash Flow Method
Weighted average cost of capital	16.26%		17.60%

Guideline Public Company Method
EBIT multiple	n/a	*	7.0
EBITDA multiple	n/a	*	6.0
Revenue multiple	n/a	*	0.35

Guideline Merged and Acquired Company Method
Revenue multiple	n/a	*	0.39

Lack of control discount factor	n/a	*	15%
Marketability discount factor	5%		n/a *

*	This assumption was not used by Appraiser

A 10% increase or decrease in any of the assumptions above would result in a range of common stock prices from $27.61 to $30.81.

Other Employee Stock Sales and Purchases

The stock offering window usually takes place on an annual basis during the second fiscal quarter. The stock window allows full time and part time regular employees and outside directors to purchase shares of Class A common stock and existing shareholders to offer shares of Class A common stock for sale to the Company. Under its bylaws, the Company has a right of first refusal to purchase these shares. If the Company declines to purchase the offered shares, they are offered to the Employee Profit Sharing and Stock Ownership Plan and Trust, or ESOP, and then to all shareholders of the Company.

During the second quarter of fiscal year 2008, the Company opened the stock window for the purchase and/or redemption of shares by eligible employees and outside directors at a price of $29.68. Purchasers of shares were given several options for payment, including payroll deductions, balloon payments, up front cash or a combination thereof. The last payroll deduction was made on November 28, 2008, and shares issued in consideration of other promises to pay were required to be paid by December 5, 2008. At September 30, 2008, the outstanding balance due to the Company on the shares sold was $1.5 million and is included in other current assets in the accompanying condensed consolidated balance sheet. During the first quarter of fiscal year 2009, $1.2 million of the outstanding balance due to the Company on the shares sold was received and the balance expired without payment resulting in cancelation of 10,828 shares. There was no outstanding balance at December 31, 2008.

At September 30, 2008, the Company had a liability of $7.5 million and a promissory note of $2.0 million for redemptions during fiscal year 2008 which is reflected in stock redemption payable and other liabilities, respectively, in the accompanying condensed consolidated balance sheet as of September 30, 2008. During the first quarter of fiscal 2009, the Company paid all but $2.1 million of the stock redemption payable at September 30, 2008 and converted $2.1 million of the redemptions payable into a note which is reflected in other liabilities as of December 31, 2008. Additionally, during first quarter of fiscal 2009, the Company redeemed 13,498 shares of Class A common stock from terminating employees for an aggregate amount of $401,000. There is no stock redemptions payable as of December 31, 2008.

The Company expects to open its fiscal year 2009 stock window in the second fiscal quarter.

Earnings Per Share

A reconciliation of the number of shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended December 31,
(Shares in thousands)	2008	2007
Weighted average shares outstanding - Basic	5,547	6,278
Effect of unvested restricted stock	125	87

Weighted average shares outstanding - Diluted	5,672	6,365

Comprehensive Income

Comprehensive income consists of net income and the minimum pension liability adjustment that, under GAAP, is excluded from net income.

The components of comprehensive income are as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2008	2007
Net income	$1,938	$2,124
Other comprehensive income:
Minimum pension liability adjustment, net of tax	20	3

Total comprehensive income	$1,958	$2,127

Derivative Instruments and Hedging Activities

During the quarter ended December 31, 2008, the Company entered into an interest rate swap agreement to manage its cash flow exposure associated with changing interest rates in connection with its Orlando mortgage and accounts for the swap in accordance with Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company does not purchase or hold any derivative instruments for speculative or trading purposes. The interest rate swap agreement owned by the Company at December 31, 2008 is not designated as a hedge and adjustments to reflect changes in the fair value, which are adjusted monthly, are recorded in earnings.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS, No. 157, Fair Value Measurements. SFAS 157 provides guidance for using fair value to measure assets and liabilities. This standard also requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. At the beginning of the first quarter fiscal 2009, we partially adopted SFAS 157 as allowed by FASB Staff Position, or FSP, 157-2, which delayed the effective date of SFAS 157 for nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarified the application of SFAS 157 in inactive markets, was issued in October 2008 and was effective with our adoption of SFAS 157. During the first quarter of fiscal 2009, we have applied the provisions of SFAS 157 to our financial instruments and non-financial instruments which are disclosed on a recurring basis and the impact was not material. Under FSP 157-2, we will be required to apply SFAS 157 to all nonfinancial assets and liabilities at the beginning of fiscal 2010. We are currently reviewing the applicability of SFAS 157 to our nonfinancial assets and liabilities, as well as the potential impact on our consolidated financial statements.

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

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, or SFAS 142. In developing assumptions about renewal or extensions, FSP 142-3 requires an entity to consider its own historical experience (or, if no experience, market participant assumptions) adjusted for the entity-specific factors in paragraph 11 of SFAS 142. FSP 142-3 expands the disclosure requirements of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is effective for the Company at the beginning of fiscal year 2010. Early adoption is prohibited. The Company does not believe the adoption of FSP 142-3 will have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161. SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning October 1, 2009. The Company is currently evaluating the provisions of SFAS 161 to determine the impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), or SFAS 141(R), Business Combinations. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Company is required to adopt the recognition and related disclosure provisions of SFAS 141(R) beginning with the interim periods of its fiscal year ending September 30, 2010; earlier adoption is prohibited. The Company is currently evaluating the impact of this statement on its condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company chose not to elect the fair value option for eligible items, and accordingly, the adoption of SFAS 159 in the first quarter of fiscal 2009 had no impact on the Company’s consolidated financial statements.

2.	Misappropriation Loss and Accrued Reimbursement Liability

In connection with an investigation conducted by independent counsel in a prior year, it was revealed that at least $36 million was misappropriated between January 1, 1998 and the discovery of the misappropriations in March 2005.

The Company determined that the misappropriation scheme led to the overstatement of overhead rates that the Company used to determine billings in connection with certain of its government contracts. As a result, some government clients were overcharged for the Company’s services. The Company determined corrected overhead rates considering the impact of the misappropriations and additional errors identified. The Company and its advisors have been working with its government clients to finalize any refundable amounts and estimates that the cumulative refund amount, before any payments, resulting from the overstated overhead rates is $35.0 million through December 31, 2008.

Based on settlements to date and new information, the Company changed its estimate of the accrued reimbursement liability and recorded a reduction in the liability with a corresponding increase in engineering fees in the amount of $122,000 and $1.5 million during the three-month periods ended December 31, 2008 and 2007, respectively. At December 31, 2008 and September 30, 2008, the accrued reimbursement liability was approximately $946,000 and $2.2 million, respectively, in the accompanying condensed consolidated balance sheets.

(Dollars in thousands)
Balance at September 30, 2008	$2,186
Payments	(1,118)
Adjustments	(122)

Balance at December 31, 2008	$946

During the course of the investigation the Company identified and recovered certain assets acquired by the participants in the misappropriation using misappropriated Company funds. Assets recovered during the investigation and not yet liquidated, are recorded at estimated fair value less estimated costs to sell. At December 31, 2008 and September 30, 2008, the remaining assets held for sale, consisting of a condominium and jewelry, with a carrying value of approximately $393,000, have been included in other non-current assets in the accompanying condensed consolidated balance sheets as such assets did not meet the criteria to be classified as assets held for sale. The Company intends to sell the remaining assets as soon as practicable.

The Company carries insurance to cover fiduciary and crime liability. These policies are renewed on an annual basis and were in effect for the periods in which the participants misappropriated funds. The Company filed a claim under the annual crime policy for the period ended April 2005, which is referred to as the 2005 Policy, to recover some of the misappropriation losses which resulted from the embezzlement. In January 2007, the Company received $2.0 million, the stated limit under the 2005 Policy. In August 2007, the Company filed suit seeking a declaration that the insurance carrier is obligated to the Company for losses suffered as a result of the embezzlement for policy years 1991 through 2004. The amount of recovery sought for those policy years is $17 million. In August 2008, the initial motion for summary judgment was denied by the court. In September 2008, the Company filed a notice of appeal. At the present time, the Company is unable to predict the likely outcome of this legal action and accordingly since the recovery is contingent upon the outcome, the Company has not recorded any insurance receivable.

3.	Fair Value Measurement

In the first quarter of fiscal 2009, the Company adopted SFAS No. 157 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires that the Company maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets.

•

Level 2 includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets with insufficient volume or infrequent transactions (less active markets) or model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data, including market interest rate curves, referenced credit spreads and pre-payment rates.

•

Level 3 includes financial instruments for which fair value is derived from valuation techniques including pricing models and discounted cash flow models in which one or more significant inputs are unobservable, including the Company’s own assumptions. The pricing models incorporate transaction details such as contractual terms, maturity and, in certain instances, timing and amount of future cash flows, as well as assumptions related to liquidity and credit valuation adjustments of marketplace participants.

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company plans to review the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

As of December 31, 2008, the Company had a liability that is required to be measured at fair value on a recurring basis. The following table presents information on this liability as well as the fair value hierarchy used to determine its fair value (in thousands):

		Fair Value Measurements at December 31, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest Rate Swap Liability (1)	$1,400	$—	$1,400	$—

Total	$1,400	$—	$1,400	$—

(1)	The fair value of the interest rate swap is estimated using industry standard valuation models using market-based observable inputs including interest rate curves.

4.	Cash Surrender Value of Life Insurance

The Company is the beneficiary of corporate-owned life insurance policies on certain current and former employees with a net cash surrender value of $7.2 million and $11.2 million at December 31, 2008 and September 30, 2008, respectively.

In December 2008, the Company received proceeds of $4.0 million through loans against the cash value of its life insurance policies. The loan balance is recorded net against the cash surrender value of life insurance in the accompanying condensed consolidated balance sheet at December 31, 2008. Additionally, in December 2008, the Company surrendered certain life insurance policies and received proceeds of $4.0 million all of which was used to purchase a new life insurance policy.

5.	Acquisitions

On December 31, 2008, the Company acquired 100% of the issued and outstanding shares of capital stock of Peter R. Brown Construction, Inc., referred to as Peter Brown, for an aggregate purchase price of $16.0 million, composed of $12.0 million in cash, or $1.6 million net of cash acquired, and 137,741 shares of the Company’s Class A common stock valued at $4.0 million. The purchase price was allocated to the respective assets and liabilities based on their estimated fair values as of the acquisition date. The Company is in the process of valuing the identified intangible assets. At December 31, 2008, the excess purchase price of $16.0 million has been included in goodwill. Additionally, the Company paid acquisition costs in the amount of approximately $436,000 which have been recorded in goodwill. In addition to the initial purchase price, there is contingent consideration up to a maximum of $2.0 million per year for three years which is based on a percentage of the amount by which Peter Brown’s earnings before interest and taxes and backlog exceed threshold amounts during each year in the three year period following the acquisition. Any contingent consideration paid will be accounted for as additional purchase consideration and included in goodwill in the period it is paid.

The following table details the preliminary allocation of the purchase price:

(Dollars in thousands)
Cash and cash equivalents	$10,445
Accounts receivable	23,241
Unbilled fees	776
Other current assets	42
Property and equipment, net	853
Other assets	19

Total assets acquired	35,376

Accounts payable and accrued expenses	31,258
Billings in excess of cost	3,892
Other liabilities	208

Total liabilities assumed	35,358

Net assets acquired	$18

These assets and liabilities are included in the Company’s condensed consolidated balance sheet as of December 31, 2008.

Peter Brown is a construction management company serving long-term clients in Florida and Georgia. They work largely in the public sector, building schools, jails, higher education facilities, and a host of institutional buildings. The acquisition supports the Company’s overall corporate strategy of diversifying its business offerings through a family of complementary, subsidiary companies that together focus on providing total infrastructure solutions. The primary factor that contributed to a purchase price that resulted in the recognition of goodwill in the acquisition is the intellectual capital of the skilled professionals and senior technical personnel associated with the acquired entity which does not meet the criteria for recognition as an asset apart from goodwill. No results of operations of Peter Brown are included in the Company’s results for the periods presented in the accompanying condensed consolidated statements of operations. The Company is currently assessing in which segment goodwill will be reported in the quarter ending March 31, 2009.

The following table presents the unaudited pro forma combined results of operations of Peter Brown as if the entity had been acquired at the beginning of each period presented. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transaction set forth had occurred on the date indicated or what the Company’s results of operations will be in future periods.

	Three Months Ended December 31,
(Amounts in thousands, except per share amounts)	Pro Forma 2008	Pro Forma 2007
Total revenues	$209,564	$184,461

Net income	$3,310	$3,375
Basic per share	$0.58	$0.52
Diluted per share	$0.57	$0.52

In December 2008, the Company paid $55,000 of additional purchase price related to the Ecoscience Corporation acquisition. The additional purchase price was recorded to goodwill.

6.	Long-Term Debt

The following table lists long-term debt, including the respective current portions:

(Dollars in thousands)	December 31, 2008	September 30, 2008
Line of credit	$13,725	$6,622
Mortgage note payable	13,543	6,397
Capital lease obligations	354	435

	27,622	13,454

Less current portion of long-term debt	14,405	7,134
Less current portion of capital lease obligations	265	297

Long-term debt and capital lease obligations	$12,952	$6,023

The Company has a $60 million line of credit agreement with Bank of America, N.A., referred to as the Bank, with a maturity of October 2011. The line of credit agreement provides for the issuance of letters of credit which reduce the maximum amount available for borrowing. As of December 31, 2008 and September 30, 2008, the Company had outstanding letters of credit totaling $4.7 million, including letters of credit for $3.5 million relating to bond insurance for PBS&J Constructors, Inc. and $582,000 to guarantee insurance payments. As a result of the issuance of these letters of credit and outstanding borrowings, the maximum amount available for borrowing under the line of credit was $41.6 million and $48.7 million as of December 31, 2008 and September 30, 2008, respectively.

The interest rate (0.96.% at December 31, 2008 and 3.53% at September 30, 2008) is, at the Company’s option either, LIBOR plus 50 basis points (currently in use) or prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The rate increases to LIBOR plus 75 basis points or prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The line of credit is collateralized by substantially all of the Company’s assets. The Company was in compliance with all financial covenants and ratios as of December 31, 2008.

In October 2008, the Company refinanced a mortgage note with an original principal amount of $9.0 million and entered into a new seven-year mortgage note in the amount of $13.6 million due in monthly installments, including interest, over a twenty year amortization period with a balloon payment due on November 1, 2015. The interest was 4.17%, at December 31, 2008 based on LIBOR plus 2.27% per annum. In order to minimize the adverse impact of floating interest rate risks, the Company also entered into an interest rate swap agreement, referred to as the swap. The swap effectively converts the floating interest rate on the mortgage note to a fixed rate of 6.2%. The mortgage note includes the same financial covenants as the line of credit. The mortgage note is secured by the Company’s office building located in Maitland, Florida. The Company was in compliance with all financial covenants and ratios as of December 31, 2008.

The interest rate of the mortgage that was refinanced in October 2008 was 3.4% at September 30, 2008 and was based on LIBOR plus a floating margin range of not less than 65 basis points and not greater than 90 basis points. A balloon payment on the mortgage was due on March 16, 2011. The mortgage agreement contained clauses requiring the maintenance of various covenants and financial ratios. The Company was in compliance with all financial covenants and ratios as of September 30, 2008. The mortgage note was secured by the Company’s office building located in Maitland, Florida. As described above, this mortgage was refinanced in October 2008.

The Company’s capital leases primarily relate to equipment. The interest rate used in computing the minimum lease payments range from 2.35% to 5.23%. The leases were capitalized at the lower of the present value of minimum lease payments or the fair market value of the equipment at the inception of the lease.

7.	Interest Rate Swap

During the quarter ended December 31, 2008, the Company entered into an interest rate swap to manage the cash flow risk associated with changing interest rates related to its Orlando mortgage.

In connection with the refinancing of the Orlando mortgage in October 2008, the Company entered into an interest rate swap agreement with a notional amount of $13.6 million, referred to as the swap. The swap effectively converts the floating interest rate on the mortgage note to a fixed rate of 6.2%. The interest rate swap agreement does not qualify as a accounting hedge and, therefore, the change in the fair value of the swap, which is adjusted monthly, is recorded as a gain or a loss on the interest rate swap in the Company’s condensed consolidated statement of operations. The fair value of the swap agreement was a liability of $1.4 million at December 31, 2008 and is included in other liabilities in the accompanying condensed consolidated balance sheet at December 31, 2008. The earnings impact of the swap was a loss of approximately $1.4 million for the three months ended December 31, 2008.

8.	Income Taxes

The income tax provisions were $1.9 million and $2.1 million which represented effective tax rates of 49.2% and 49.9% for the three-month periods ended December 31, 2008 and 2007, respectively.

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

As of December 31, 2008, the Company had total unrecognized tax benefits of $17.9 million. During the quarter ended December 31, 2008, the Company had no significant changes in these tax positions related to the current or prior reporting periods, changes in settlements with taxing authorities, nor as a result of the lapse of any applicable statues of limitations.

On February 21, 2008, the Company filed an application with Internal Revenue Service to change its overall method of tax reporting from the cash to the accrual method, effective with the tax year ending September 30, 2008. The effect of this change was to increase the estimated taxable income by approximately $99 million, on a pro rata basis over the next four years. This method change had no impact on the Company’s overall provision for income taxes. As of December 31, 2008, the liability for the first year of the method change has been paid. The liability for the second year of the method change is included as a component of accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2008. The liability for the third year of the method change is included as a component of the current deferred tax liability and for the fourth year of the method change, included as a component of the non-current deferred income tax asset, in the accompanying consolidated balance sheet as of December 31, 2008.

The Company recognizes interest and penalties, if applicable, related to unrecognized tax benefits within the provision for income taxes in our condensed consolidated statement of operations. As of December 31, 2008, the Company had accrued approximately $2.3 million in interest and zero in penalties related to unrecognized tax benefits. During the quarter ended December 31, 2008, the Company accrued $232,000 in interest related to unrecognized tax benefits.

As of December 31, 2008, the Company believes it is reasonably possible that the liability for unrecognized tax benefits at December 31, 2008, may decrease by approximately $5.2 million due to the completion of examinations or the expiration of the statute of limitations within 12 months of December 31, 2008.

The Company files tax returns with the U.S. Federal Government, various state and local jurisdictions, as well as Puerto Rico. With few exceptions, we are no longer subject to U.S. Federal, State and Local, or Puerto Rico examination by tax authorities for years before October 1, 2004.

9.	Defined Benefit Retirement Plan

The Company uses a September 30 measurement date for its plan. The following table provides a summary of the Company’s periodic costs related to its defined benefit retirement plan:

	Three Months Ended December 31,
(Dollars in thousands)	2008	2007
Service benefits earned during period	$—	$116
Interest cost on projected benefit obligation	64	208
Amortization:
Net (gain) loss from past experience	(52)	30

Net periodic pension cost	$12	$354

10.	Restricted Stock

Restricted stock awards are granted throughout the year, and are intended to provide long-term incentives to key employees. Awards of restricted stock are subject to transfer restrictions and risk of forfeiture until they are earned. Shares of restricted stock become fully vested usually over a period of several years of continued employment and are subject to total forfeiture if the employee ceases to be employed prior to the restricted stock vesting date, except in certain limited circumstances described in the individual restricted stock award agreement. During the restriction period, holders have the rights of shareholders, including the right to vote, but cannot transfer ownership of their shares.

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

Retention

This program awards restricted shares to key employees in middle management or higher positions for the purpose of providing long-term incentives. The awards are made on a case-by-case basis at the discretion of the Company’s senior management or the Compensation Committee of the Board of Directors, as applicable. These awards are issued and become fully vested usually after five years of continuous service with the Company.

Acquisitions

When the Company acquires a business, restricted stock may be awarded to retain key employees. Shares become fully vested usually after three to five years of continuous service with the Company.

KERP

The Key Employee Retention Program, or KERP, provides an annual restricted stock award equal to five percent of the participant’s annual gross salary for a period of up to ten years. Benefits vest at age 56 and after ten years of continuous service with the Company, or upon either retirement, or death, or disability.

Other

The Company has one other plan under which no new grants have been awarded since fiscal year 1997.

The following tables summarize information about restricted shares:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at September 30, 2008	267,271	$19.52
Granted	14,160	29.68
Vested	(2,500)	24.30
Forfeited	(2,092)	27.25

Unvested at December 31, 2008	276,839	$15.83

December 31, 2008	Restricted Stock Units	Weighted Average Grant Date Fair Value	Unrecognized Compensation Cost	Remaining Weighted Average Period (in years)
Retention	134,042	$18.20	$2,099,454	3.5
Acquisition	22,827	25.93	101,421	0.9
KERP	51,750	21.86	935,943	9.3
Other	68,220	3.22	28,781	3.6

	276,839	$15.83	$3,165,599	5.1

The weighted average grant-date fair value of shares granted during the three-month periods ended December 31, 2008 and 2007 was $29.68 and $24.34, respectively. The total fair value of shares vested, on the vesting dates, for the three-month periods ended December 31, 2008 and 2007 were $74,000 and $374,000 respectively. The total amount of compensation expense recognized under these agreements during the three-month periods ended December 31, 2008 and 2007, was $252,000 and $230,000, respectively, and was included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The income tax benefit related to compensation expense under these agreements was approximately $102,000 and $91,000 for the three-month periods ended December 31, 2008 and 2007, respectively.

11.	Commitments and Contingencies

The Company has entered into certain agreements with certain of its executive officers and directors as described in the Company’s Proxy Statement for the 2009 Annual Meeting which was filed with the SEC on December 29, 2008 and which descriptions are hereby incorporated by reference.

The Company is obligated under various non-cancelable leases for office facilities, furniture, and equipment. Certain leases contain renewal options, escalation clauses and require payment of certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties.

As of December 31, 2008, there were various legal proceedings pending against the Company, where plaintiffs allege damages resulting from the Company’s engineering services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract. The Company accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. As of December 31, 2008 and September 30, 2008, the Company had accruals of approximately $3.5 million and $6.5 million, respectively, for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable and can be reasonably estimated. The Company expects to pay these liabilities over the next one to three years. Management believes that the disposition of these matters will not have a material impact on the Company’s financial position, cash flows, liquidity or results of operations.

In July 1998, the Company entered into an agreement with West Frisco Development Corporation, or WFDC, to provide various services, among which was a flood plain study to be used by WFDC, the City of Frisco and the Federal Emergency Management Agency, or FEMA. In 2003, the City of Frisco retained the services of a third-party architecture and engineering firm in connection with the extension and widening of Teel Road which lies within the greater drainage basin included in the Company’s original flood plain study. This architecture and engineering firm’s assessment of the flood plain study determined that the Company used incorrect assumptions when calculating the size of the drainage culverts required for the increased development of the area’s transportation infrastructure. Based on this assessment, the Company has entered into negotiations with the City of Frisco to correct the drainage needs to support the Teel Road expansion project. As a result, the Company had recorded an estimated liability of $3.1 million to cover the costs associated with correcting the drainage needs of the Teel Road expansion project. Included in this estimate is the purchase of a parcel of land for $1.5 million, the remaining balance of approximately $948,000 and $1.3 million is reflected in other liabilities in the accompanying condensed consolidated balance sheets as of December 31, 2008 and September 30, 2008, respectively.

In June 2007, the Company was served with a Summons and Complaint for a personal injury claim resulting from a bicycle accident on a bike path in Irvine, California, where the Company had performed services in relation to its design and construction. After several months of discovery responses, investigations and negotiations, the Company reached a final settlement through mediation for $3.2 million in November 2008. As a result, the Company recorded, at September 30, 2008, a liability of $3.2 million, which is included in accounts payable and accrued expenses in the accompanying condensed financial statements and a receivable from the Company’s liability insurance carrier in the amount of $1.4 million, which is included in other current asset in the accompanying condensed financial statements. The settlement was paid in November 2008.

In October 2007, the Federal Election Commission advised the Company that it was commencing an investigation into alleged violations of the Federal Election Campaign Act of 1971, as amended, based on the improper campaign contributions including improper use of political action committees. At the present time the Company is unable to predict the likely outcome of this investigation.

12.	Segment Reporting

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

In January of fiscal year 2008, the Company restructured our internal organization to better leverage its technical capabilities in servicing the needs of its clients which resulted in a change in the composition of its reportable segments. Under the new structure, the Company will continue to provide segment information on four reportable segments: Transportation Services, Construction Management, Civil Engineering, and Environmental Services; however, two types of services, Federal Construction Management and Federal Construction Consulting, which were previously reported in the Construction Management Services segment, were moved to Civil Engineering. Accordingly, the Company has reclassified segment information for prior periods presented, as applicable, to conform to the current reportable segment structure.

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

The Environmental Services business segment, through its two operating segments, Environmental Sciences and Water focuses on the delivery of planning, design and construction management services for private and public sector clients related to air quality management, flood insurance studies, energy planning, hazardous and solid waste management, ecological studies, wastewater treatment, water resources, environmental toxicology analysis, aquatic treatment systems, reclaimed water, and water supply and treatment. The Environmental Services segment aggregated the Environmental Science and Water operating segments based on the affinity of clients and services provided. This aggregation will allow the consolidation of the three major markets where we provide environmental services, Water, Water Resources and Science into one umbrella, under which the Company can provide a full range of services to its common clients.

Financial information relating to the Company’s operations by segment is as follows:

(Dollars in thousands) (Unaudited)	Transportation Services	Construction Management	Civil Engineering	Environmental Services	Total
Three Months Ended December 31, 2008
Engineering fees	$65,003	$14,838	$57,702	$31,192	$168,735
Net earned revenues	45,755	11,245	34,288	23,287	114,575
Operating income	3,604	1,030	464	574	5,672
Depreciation and amortization	897	185	982	563	2,627
Purchases of property and equipment	1,441	330	1,200	830	3,801
Total assets as of December 31, 2008	109,198	24,926	96,932	52,399	283,455	(1)
(1) Excludes assets from Peter Brown acquisition of $35.4 million.

Three Months Ended December 31, 2007
Engineering fees	$60,578	$13,672	$39,660	$30,467	$144,377
Net earned revenues	43,280	11,349	33,206	23,530	111,365
Operating income	2,954	172	975	159	4,260
Depreciation and amortization	861	239	939	599	2,638
Purchases of property and equipment	1,069	313	886	657	2,925
Total assets as of September 30, 2008	113,818	26,992	71,383	56,484	268,677

13.	Related Party Transactions

Pursuant to the Company’s bylaws, the Company is permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006 the Company repurchased 46,000 shares and 3,400 shares, respectively, of the Company’s stock from Richard Wickett and Kathryn Wilson in the original principal amounts of $1.2 million and $92,000, respectively. At December 31, 2008, the notes bear interest at the rate of 3.25% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

On February 13, 2007, the Company repurchased an additional 46,607 shares of the Company’s stock from Richard Wickett in the original principal amount of approximately $1.0 million, by issuing a promissory note. At December 31, 2008, the note bears interest at the rate of 3.25% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the note with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

The balances of the notes were $2.5 million at December 31, 2008 and September 30, 2008, and were included in other liabilities in the accompanying condensed consolidated balance sheets. Both notes are subject to the Company’s right of set off, which permits the Company to set off all claims it may have against the payee against amounts due and owing under the notes.

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

In August 2008, Todd Kenner, a Director of the Company and the President of PBS&J Inc., submitted his written resignation. The Company and Todd Kenner entered into a Separation Agreement and Release, referred to as the Separation Agreement, effective as of September 2, 2008. Under the terms of the Separation Agreement, the Company agreed to pay Mr. Kenner a cash severance benefit of $162,500 over a six month period, paid a lump sum benefit of $234,000 in exchange for termination of Mr. Kenner’s Supplemental Income benefits, and agreed to redeem Mr. Kenner’s 108,551 shares of common stock, including vested restricted stock, for $29.68 per share for a total $3.2 million. The Company paid Mr. Kenner a cash payment of $1.2 million and delivered a promissory note in the amount of $2.0 million for the repurchase of the shares. The promissory note bears interest at the prime rate plus 1% (4.25% and 6.0% at December 31, 2008 and September 30, 2008, respectively) and is adjusted on December 31st of each year and is included in other liabilities in the accompanying condensed consolidated balance sheet at September 30, 2008. Payments on the promissory note are due quarterly beginning October 1, 2008 through September 1, 2011. The balance of the promissory note is $1.8 million at December 31, 2008.

In December 2008, the Company delivered a promissory note to Richard Karasiewicz in the amount of $2.1 million for the repurchase of shares accrued as of September 30, 2008 and reflected in stock redemption payable. The promissory note bears interest at the prime rate plus 1%, is adjusted on December 31st of each year and is included in other liabilities in the accompanying condensed consolidated balance sheet at December 31, 2008. Payments on the promissory note are due quarterly beginning October 1, 2009 through October 1, 2013.

The Company leases office space which houses administrative offices for Peter Brown in Tampa and Tallahassee, Florida from VMS Properties, LLP and SMV Properties, LLP, respectively. VMS Properties, LLP and SMV Properties, LLP are owned by Judy Mitchell and the other former owners of Peter Brown and current employees of the Company. Judy Mitchell currently serves on the Board of Directors of the Company and is President of Peter Brown. The leases were assumed in connection with the acquisition of Peter Brown on December 31, 2008. The Tampa and Tallahassee leases call for annual lease payments of $155,000 and $144,000, respectively, and expire on December 31, 2012.

In April 2001, the Company agreed to issue Max Crumit, a director of one of the Company’s subsidiaries, 6,500 of the Company’s shares in exchange for a $69,680 promissory note. The balance of the note as of December 31, 2008 and September 30, 2008 was approximately $39,000 and $40,000, respectively. The promissory note bears interest at the Company’s borrowing rate, currently, Libor plus 50 basis points, is adjusted on January 1st of each year and is included in employee shareholder loan in the accompanying condensed consolidated balance sheet at December 31, 2008. Payments of principal and interest on the promissory note are due semi-monthly beginning April 2001 through April 2016.

In April 2001, the Company agreed to issue Max Crumit, a director of one of the Company’s subsidiaries, 12,500 of the Company’s shares in exchange for a $134,000 promissory note. The balance of the note as of December 31, 2008 and September 30, 2008 was approximately $37,000 and $51,000, respectively. The promissory note bears interest at the Company’s borrowing rate, currently Libor plus 50 basis points, is adjusted at the beginning of each month and is included in employee shareholder loan in the accompanying condensed consolidated balance sheet at December 31, 2008. Payments of principal and interest on the promissory note are due annually to coincide with the payment of the Company’s bonuses beginning November 2001 through November 2015.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase an understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q.

This Form 10-Q and the information incorporated by reference in it include and are based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements can sometimes be identified by the fact that they do not relate strictly to historical or current facts and they frequently are accompanied by words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “believes,” “could,” “would,” “should,” “plans,” or “intend” and similar terms and expressions. Examples of forward-looking statements include all statements regarding our expected financial position and operating results, including backlog, our business strategy, our financing plans (including any statements concerning our stock window) and forecasted demographic and economic trends relating to our industry, and statements relating to our ability to be awarded government contracts, the adoption of certain laws by Congress, our ability to compete effectively with other firms that provide similar services, our ability to attract and retain clients, our ability to achieve future growth and success, our expectations for the public and private sector economic growth, the outcome of the various on-going government investigations, are forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot assure you that our expectations in such forward-looking statements will turn out to be correct. Factors that may impact such forward-looking statements include, among others, our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, our ability to attract and retain skilled employees, our ability to comply with new laws and regulations, our insurance coverage covering certain events, the timing and amount of the spending bills adopted by the federal government and the states, the outcome of the investigation by the Federal Election Commission, timely billings to our customers and delays in collections of accounts receivable, risks of competition, changes in general economic conditions and interest rates, the risk that the Internal Revenue Service or the courts may not accept the amount or nature of one or more items of deduction, loss, income or gain we report for tax purposes or that any of our customers, including governments, may audit our contracts, including contracts that had been considered settled with respect to past investigations and the possible outcome of pending litigation, legal proceedings and governmental investigations and our actions in connection with such litigation, proceedings and investigations, as well as certain other risks including those set forth under the heading “Risk Factors” and elsewhere in this Form 10-Q and in other reports filed by the Company with the Securities and Exchange Commission including without limitation the risk factors contained in our Form 10-K for the year ended September 30, 2008. All forward-looking statements included herein are only made as of the date such statements are made, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Subsequent written and oral forward-looking statements attributable to the Company or to persons acting on its behalf are qualified in their entirety to the cautionary statements set forth above and elsewhere in this Form 10-Q and in other reports filed by the Company with the Securities and Exchange Commission.

Actual results could differ materially from those projected in these forward-looking statements as a result of these factors, among others, many of which are beyond our control.

1.	Results of Operations

The following table sets forth the percentage of net earned revenue represented by the items in our condensed consolidated statements of operations for the three-month periods ended December 31, 2008 and 2007, respectively:

	Three Months Ended December 31,
	2008	2007
Engineering fees	147.3%	129.6%
Direct reimbursable expenses	47.3	29.6

Net earned revenues	100.0	100.0

Costs and expenses:
Direct salaries and direct costs	36.1	35.5
General and administrative expenses, including indirect salaries	59.0	60.7

Operating income	4.9	3.8
Interest expense	(0.4)	(0.1)
Other, net	—	0.1
Loss on fixed interest rate swap	(1.3)	—

Income before income taxes	3.2	3.8
Provision for income taxes	1.6	1.9

Net income	1.6%	1.9%

A summary of our operating results for the three-month periods ended December 31, 2008 and 2007 is as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2008	2007
Engineering fees	$168,735	$144,377
Direct reimbursable expenses	54,160	33,012

Net earned revenues	114,575	111,365
Costs and expenses:
Direct salaries and direct costs	41,415	39,577
General and administrative expenses, including indirect salaries	67,488	67,528

Operating income	5,672	4,260
Interest expense	(428)	(107)
Other, net	11	82
Loss on fixed interest rate swap	(1,437)	—

Income before income taxes	3,818	4,235
Provision for income taxes	1,880	2,111

Net income	$1,938	$2,124

Overview

Business Overview

We provide segment information on four reportable segments: Transportation Services, Construction Management, Civil Engineering, and Environmental Services.

We provide services to both private and public sector clients, with the public sector comprising approximately 74% of our engineering fees. During the three-month period ended December 31, 2008, all segments experienced growth in engineering fees. The Civil Engineering segment experienced the greatest increase in engineering fees primarily due to an increase in services performed by the Emergency Management division in the Texas Gulf region following Hurricane Ike. The Construction Management segment experienced an increase in engineering fees primarily due to the extension of existing projects and commencement of several new projects in the West region. The increase in engineering fees for the Transportation Services segment resulted from the execution of several aviation and transit contracts. The Environmental Services segment benefited from the acquisition of EcoScience as of February 28, 2008. As of December 31, 2008, our revenue backlog remained relatively flat with a decrease of 0.04% to approximately $673.1 million from $673.3 million as of September 30, 2008. The backlog as of December 31, 2008 of $673.1 million does not include any backlog acquired as a result of the Peter Brown business acquisition. Backlog is subject to cancellation and unexpected adjustment.

We earn revenue for time spent on projects, in addition to certain direct reimbursable expenses of our projects, such as subcontractors expenses, blueprints and travel and lodging. The fluctuation in direct reimbursable expenses, specifically subcontractors costs, including travel and lodging expenses, will influence the fluctuation of our net earned revenue, or NER, on a percentage basis. For instance, our Civil Engineering segment experienced an increase in direct reimbursable expenses during the three months ended December 31, 2008, as compared to the same period in 2007, resulting from a high usage of specialized subcontractors, including travel and lodging, related to the work performed FEMA in the Texas Gulf region.

Our NER is also impacted by our mix of chargeable and non-chargeable professional staff hours. During the three months ended December 31, 2008, we experienced an overall increase in indirect salaries as a percentage of NER reflecting a decrease in chargeability. As a result, the NER of the Civil Engineering segment increased at a lower rate than the engineering fees, because more work was being performed by subcontractors. As chargeability of our technical professionals’ time decreases, engineering fees and direct salaries decrease while indirect salaries increase, as less of the technical staff’s time worked is being charged back to our clients. The lower utilization of our professional staff results in lower labor margin performance and a proportionately lower increase in NER.

Business Environment

The need to modernize and upgrade the transportation infrastructure in the United States has been a source of continued business for us through the last ten years. Fueling the initial growth in this market was the Intermodal Surface Transportation Efficiency Act of 1991, or ISTEA, and subsequent legislation, the Transportation Equity Act for the 21st Century, or TEA-21, the Safe, Accountable, Flexible, Efficient Transportation Act: A Legacy for Users, or SAFETEA-LU. We believe the public is beginning to recognize the potential disasters that await should our nation’s acknowledged aging infrastructure not be addressed. Increasingly complex governmental regulations faced by our clients mean additional opportunities for consultants with specialized knowledge. Despite the need for improvements, federal funds have been stretched, which when combined with the rising costs of construction materials has created some sluggishness in our industry. Some rebounding took place in 2008 as the industry experienced a slight upturn in aviation and transit funding and as user-fee (toll road) projects continued to grow strong growth nationally.

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

Segment Results of Operations

Our operations are composed of six operating segments for which financial information is available and is evaluated on a regular basis by its executive decision maker, who has authority to allocate resources and assess performance. The Company has aggregated these six operating segments into four reportable segments: Transportation Services, Construction Management, Civil Engineering and Environmental Services. We evaluate performance based on operating income (loss) of the respective operating segment. The discussion that follows is a summary analysis of the primary changes in operating results by reportable segment for the three-month period ended December 31, 2008 as compared to the same period in 2007.

In January 2008, we restructured our internal organization to better leverage our technical capabilities in servicing the needs of our clients which resulted in a change in the composition of our reportable segments. Under the new structure, the Company will continue to provide segment information on four reportable segments: Transportation Services, Construction Management, Civil Engineering, and Environmental Services; however, two types of services, Federal Construction Management and Federal Construction Consulting, which were previously reported in the Construction Management Services segment, were moved to Civil Engineering. Accordingly, we have reclassified segment information for prior periods presented, as applicable, to conform to the current reportable segment structure.

Activities in the Transportation Services business segment generally involve planning, design, right of way acquisition, development and design of intelligent transportation services and program construction management services for multiple transportation modes, including interstate and primary highways, toll roads, arterials, bridges, transit systems, airports and port facilities. The Program Management group of our Transportation service segment provides many of its governmental clients the necessary resources to manage large infrastructure programs from concept through construction. Services include planning, programming and contract support.

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

	Three Months Ended December 31,
(Dollars in thousands) (Unaudited)	2008	% of NER	2007	% of NER
Transportation Services
Engineering fees	$65,003	142.1%	$60,578	140.0%
Direct reimbursable expenses	19,248	42.1	17,298	40.0

Net earned revenues (NER)	45,755	100.0	43,280	100.0

Direct salaries and direct costs	16,311	35.5	15,644	36.2
Indirect salaries	11,530	25.2	10,159	23.5
General and administrative costs	14,310	31.3	14,523	33.6

Total costs and expenses	42,151	92.1	40,326	93.2

Operating income	$3,604	7.9%	$2,954	6.8%

Construction Management
Engineering fees	$14,838	132.0%	$13,672	120.5%
Direct reimbursable expenses	3,593	32.0	2,323	20.5

Net earned revenues (NER)	11,245	100.0	11,349	100.0

Direct salaries and direct costs	4,587	40.7	4,356	38.3
Indirect salaries	2,349	20.9	2,570	22.6
General and administrative costs	3,279	29.2	4,251	37.5

Total costs and expenses	10,215	90.8	11,177	98.5

Operating income	$1,030	9.2%	$172	1.5%

Civil Engineering
Engineering fees	$57,702	168.3%	$39,660	119.4%
Direct reimbursable expenses	23,414	68.3	6,454	19.4

Net earned revenues (NER)	34,288	100.0	33,206	100.0

Direct salaries and direct costs	12,448	36.3	11,696	35.2
Indirect salaries	9,462	27.6	8,501	25.6
General and administrative costs	11,914	34.7	12,034	36.2

Total costs and expenses	33,824	98.6	32,231	97.1

Operating income	$464	1.4%	$975	2.9%

Environmental Services
Engineering fees	$31,192	133.9%	$30,467	129.5%
Direct reimbursable expenses	7,905	33.9	6,937	29.5

Net earned revenues (NER)	23,287	100.0	23,530	100.0

Direct salaries and direct costs	8,069	34.6	7,881	33.5
Indirect salaries	6,405	27.5	6,562	27.9
General and administrative costs	8,239	35.4	8,928	37.9

Total costs and expenses	22,713	97.5%	23,371	99.3%

Operating income	$574	2.5%	$159	0.7%

Total
Engineering fees	168,735	147.3	144,377	129.6
Direct reimbursable expenses	54,160	47.3	33,012	29.6

Net earned revenues (NER)	114,575	100.0	111,365	100.0

Direct salaries and direct costs	41,415	36.2	39,577	35.6
Indirect salaries	29,746	26.0	27,792	25.0
General and administrative costs	37,742	32.9	39,736	35.7

Total costs and expenses	108,903	95.0	107,105	96.2

Operating income	5,672	5.0	4,260	3.8

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Engineering Fees

	Three Months Ended December 31,
	2008	2007	$ Change	% Change
(Dollars in thousands)
Transportation Services	$65,003	$60,578	$4,425	7.3%
Construction Management	14,838	13,672	1,166	8.5%
Civil Engineering	57,702	39,660	18,042	45.5%
Environmental Services	31,192	30,467	725	2.4%

Total Engineering Fees	$168,735	$144,377	$24,358	16.9%

Engineering fees increased by 16.9% in the three-month period ended December 31, 2008, as compared to the same period in 2007. The majority of the increase was in the Civil Engineering segment. The backlog volumes remained stable during the three-month period ended December 31, 2008 with a slight decrease of 0.04% from $673.3 million at September 30, 2008 to $673.1 million at December 31, 2008. We define backlog as contracted task orders less previously recognized revenue on such task orders.

Engineering fees from our Transportation Services segment increased 7.3% in the three-month period ended December 31, 2008 as compared to the same period in 2007. The increase was due primarily to strong performance and the execution of several pending contracts in the Aviation and Transit sectors, as well as a rebound in Surface Transportation in the Central region. The increase was partially offset by a slight decline in engineering fees in the East region resulting from the general economic slowdown. The backlog volumes for the Transportation Services segment at December 31, 2008 decreased by 5.6% to $294.4 million from $311.9 million at September 30, 2008.

Engineering fees from our Construction Management segment increased 8.5% in the three-month period ended December 31, 2008 as compared to the same period in 2007. The increase was due primarily to the extension and reactivation of existing projects and the commencement of new projects in the West region. The increase was also attributable to the commencement of the Carson City Bypass project, a large project in Colorado, during the fourth quarter of fiscal year 2008. The backlog volumes for the Construction Management segment at December 31, 2008 increased by 16.9% to $105.5 million compared to $90.2 million as of September 30, 2008.

Engineering fees from Civil Engineering services increased 45.5% in the three-month period ended December 31, 2008 as compared to the same period in 2007. The increase in engineering fees was primarily attributable to fees associated with work performed for FEMA in the wake of Hurricane Ike in the Gulf Coast region of Texas. Growth continued within the Federal sector, while engineering fees earned by our Architecture and Civil Engineering groups remained steady despite the weak private sector real estate and development market. The backlog volumes for the Civil Engineering segment at December 31, 2008 increased by 3.4% to $157.0 million compared to $151.7 million as of September 30, 2008.

Engineering fees in our Environmental Services segment increased 2.4% in the three-month period ended December 31, 2008 as compared to the same period in 2007. The increase is primarily attributable to additional engineering fees earned subsequent to the EcoScience Corporation (“EcoScience”) acquisition on February 28, 2008. The Environmental Services segment also experienced modest growth from its existing client base. The backlog volumes for the Environmental Services segment at December 31, 2008 was $116.2 million compared to $119.5 million as of September 30, 2008.

Net Earned Revenue

	Three Months Ended December 31,
	2008	2007	$ Change	% Change
(Dollars in thousands)
Transportation Services	$45,755	$43,280	$2,475	5.7%
Construction Management	11,245	11,349	(104)	-0.9%
Civil Engineering	34,288	33,206	1,082	3.3%
Environmental Services	23,287	23,530	(243)	-1.0%

Total Net Earned Revenues	$114,575	$111,365	$3,210	2.9%

Net earned revenue increased by 2.9% during the three-month period ended December 31, 2008 as compared to the same period in 2007. This increase was directly related to the increase in engineering fees, as explained above, mostly offset by the increase in direct reimbursable expenses.

Direct Reimbursable Expenses

	Three Months Ended December 31,
	2008	% of NER	2007	% of NER
(Dollars in thousands)
Transportation Services	$19,248	42.1%	$17,298	40.0%
Construction Management	3,593	32.0%	2,323	20.5%
Civil Engineering	23,414	68.3%	6,454	19.4%
Environmental Services	7,905	33.9%	6,937	29.5%

Total Direct Reimbursable Expenses	$54,160	47.3%	$33,012	29.6%

The change in our NER is affected by the fluctuation in our direct reimbursable expenses. Direct reimbursable expenses are primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints, and equipment where we are responsible for procurement and management of such cost components on behalf of our clients. These direct reimbursable expenses are principally passed through to our clients with minimal or no mark-up. As a percentage of NER, direct reimbursable expenses increased by 17.7% in the three-month period ended December 31, 2008 as compared to the same period in 2007. The increase was primarily driven by the Civil Engineering segment.

In our Transportation Services segment, direct reimbursable expenses as a percentage of NER increased by 2.1% in the three-month period ended December 31, 2008 as compared to the same period in 2007. The increase resulted primarily from the usage of specialized consultants in various large projects in the Aviation and Transit sectors.

In our Construction Management segment, direct reimbursable expenses as a percentage of NER increased by 11.5% in the three-month period ended December 31, 2008 as compared to the same period in 2007. The increase was principally due to higher usage of subcontractors and specialized subconsultants in connection with various projects, such as the Valley Metro project in the West region. In addition, the increase was driven by higher vehicle and vehicle-related costs, particularly fuel.

In our Civil Engineering segment, direct reimbursable expenses as a percentage of NER increased by 48.9% in the three-month period ended December 31, 2008 as compared to the same period in 2007. This significant increase was due almost entirely to the high usage of subconsultants in connection with the emergency management work performed for FEMA in the Texas Gulf region. Approximately 95% of services performed under this contract were subcontracted to others.

In our Environmental Services segment, direct reimbursable expenses as a percentage of NER increased by 4.4% in the three-month period ended December 31, 2008 as compared to the same period in 2007. The increase was due primarily to the usage of specialty soil engineers for several projects in the Mountain Northwest region. The East Science group also had several projects that required higher usage of specialized subcontractors.

Operating Income

	Three Months Ended December 31,
	2008	% of NER	2007	% of NER
(Dollars in thousands)
Transportation Services	$3,604	7.9%	$2,954	6.8%
Construction Management	1,030	9.2%	172	1.5%
Civil Engineering	464	1.4%	975	2.9%
Environmental Services	574	2.5%	159	0.7%

Total Operating Income	$5,672	5.0%	$4,260	3.8%

Operating income increased by 33.1% during the three-month period ended December 31, 2008 as compared to the same period in 2007. The improvement in total operating income in the three-month period ended December 31, 2008 when compared to the same period in 2007 resulted primarily from increased engineering fees and NER in the Transportation Services and Civil Engineering segments. Also contributing to the improvement in operating income was the overall decrease in general & administrative costs, particularly in the Construction Management segment. The improvement was partially offset by a slightly lower utilization of our professional staff resulting in an increase in direct salaries and direct costs, and indirect salaries. Operating income as a percentage of NER increased by 1.2% to 5.0% in the three-month period ended December 31, 2008 from 3.8% in the same period in 2007.

As a percentage of NER, the Transportation Services segment’s operating income increased by 1.1% to 7.9% in the three-month period ended December 31, 2008 from 6.8% in the same period in 2007. The improvement in operating income in the three-month period ended December 31, 2008 was due to the increase in engineering fees, as previously explained, combined with efficient utilization of our labor resources.

As a percentage of NER, the Construction Management segment’s operating income increased by 7.7% to 9.2% in the three-month period ended December 31, 2008 from 1.5% in the same period in 2007. The improvement in operating income in the three-month period ended December 31, 2008 was primarily due to the decrease in indirect salaries and general and administrative costs. These costs were reduced significantly by the reorganization of the Construction Management leadership team, which resulted in the shift of certain key management personnel from the Construction Management segment into corporate leadership roles.

As a percentage of NER, the Civil Engineering segment’s operating income decreased by 1.5% to 1.4% in the three-month period ended December 31, 2008 as compared to 2.9% in the same period in 2007. This decrease resulted from an increase in direct salaries and indirect salaries due to lower labor utilization in Engineering and Survey sectors resulting from unfavorable market conditions.

As a percentage of NER, the Environmental Services segment’s operating income increased by 1.8% to 2.5% in the three-month period ended December 31, 2008 compared to 0.7% in the same period in 2007. This improvement in operating income was due primarily to a decrease in indirect salaries as well as general and administrative costs.

Costs

Costs consist principally of direct salaries that are chargeable to clients and overhead and general and administrative expenses.

Direct Salaries and Direct Costs

	Three Months Ended December 31,
	2008	% of NER	2007	% of NER
(Dollars in thousands)
Transportation Services	$16,311	35.6%	$15,644	36.1%
Construction Management	4,587	40.8%	4,356	38.4%
Civil Engineering	12,448	36.3%	11,696	35.2%
Environmental Services	8,069	34.7%	7,881	33.5%

Total Direct Salaries and Direct Costs	$41,415	36.1%	$39,577	35.5%

Direct salaries and direct costs primarily include direct salaries and to a lesser extent unreimburseable direct costs. Direct salaries and direct costs increased by 4.6% in the three-month period ended December 31, 2008 as compared to the same period in 2007. As a percentage of NER, direct salaries and direct costs increased by 0.6% to 36.1% in the three-month period ended December 31, 2008 from 35.5% in the same period in 2007.

Direct salaries and direct costs in the Transportation Services segment increased 4.3% to $16.3 million in the three-month period ended December 31, 2008 from $15.6 million in the same period in 2007. Direct salaries and direct costs increased as a result of additional headcount required upon the execution of several Aviation and Transit contracts. As a percentage of NER, direct salaries and direct costs decreased by 0.5% to 35.6% in the three-month period ended December 31, 2008 from 36.1% in the same period in 2007. This decrease resulted from more efficient utilization of the professional staff.

Direct salaries and direct costs in the Construction Management segment increased 5.3% to $4.6 million in the three-month period ended December 31, 2008 from $4.4 million in the same period in 2007. As a percentage of NER, direct salaries and direct costs increased by 2.4% to 40.8% in the three-month period ended December 31, 2008 from 38.4% in the same period in 2007. This increase resulted from the commencement and reactivation of several projects in the West region and California during the first fiscal quarter of 2009, as previously explained.

Direct salaries and direct costs in the Civil Engineering segment increased 6.4% to $12.5 million in the three-month period ended December 31, 2008 from $11.7 million in the same period in 2007. As a percentage of NER, direct salaries and direct costs increased by 1.1% to 36.3% in the three-month period ended December 31, 2008 from 35.2% in the same period in 2007. This increase resulted from slightly decreased labor efficiency on projects.

Direct salaries and direct costs in the Environmental Services segment increased 2.4% to $8.1 million in the three-month period ended December 31, 2008 from $7.9 million in the same period in 2007. As a percentage of NER, direct salaries and direct costs increased by 1.2% to 34.7% in the three-month period ended December 31, 2008 from 33.5% in the same period in 2007. The increase is primarily due to the slight decrease in NER resulting from the increase in direct reimbursable expenses, as previously explained.

General and Administrative Costs, including Indirect Salaries

The other component of costs is indirect costs, which include indirect salaries, and general and administrative costs.

Indirect Salaries

	Three Months Ended December 31,
	2008	% of NER	2007	% of NER
(Dollars in thousands)
Transportation Services	$11,530	25.2%	$10,159	23.5%
Construction Management	2,349	20.9%	2,570	22.6%
Civil Engineering	9,462	27.6%	8,501	25.6%
Environmental Services	6,405	27.5%	6,562	27.9%

Total Indirect Salaries	$29,746	26.0%	$27,792	25.0%

Indirect salaries increased 7.0% to $29.7 million in the three-month period ended December 31, 2008 from $27.8 million in the same period in 2007. Indirect salaries, as a percentage of NER, increased by 1.0% to 26.0% in the three-month period ended December 31, 2008 from 25.0% in the same period in 2007.

The Transportation Services segment experienced an increase in indirect salaries of 13.5% to $11.5 million in the three-month period ended December 31, 2008 from $10.2 million in the same period in 2007. As a percentage of NER, indirect salaries increased by 1.7% to 25.2% in the three-month period ended December 31, 2008 from 23.5% in the same period in 2007. The increase resulted from slightly lower chargeability of professional staff.

The Construction Management segment experienced a decrease in indirect salaries of 8.6% to $2.3 million in the three-month period ended December 31, 2008 from $2.6 million in the same period in 2007. As a percentage of NER, indirect salaries decreased by 1.7% to 20.9% in the three-month period ended December 31, 2008 from 22.6% in the same period in 2007. This decrease resulted primarily from the shift of key personnel from Construction Management into broader corporate activities.

The Civil Engineering segment experienced an increase in indirect salaries of 11.3% to $9.5 million in the three-month period ended December 31, 2008 from $8.5 million in the same period in 2007. As a percentage of NER, indirect salaries increased by 2.0% to 27.6% in the three-month period ended December 31, 2008 from 25.6% in the same period in 2007. This increase was primarily due to lower labor utilization in Engineering and Survey sectors resulting from unfavorable market conditions.

The Environmental Services segment experienced a decrease in indirect salaries of 2.4% to $6.4 million in the three-month period ended December 31, 2008 from $6.6 million in the same period in 2007. Indirect salaries, as a percentage of NER, decreased slightly by 0.4% to 27.5% in the three-month period ended December 31, 2008 from 27.9% in the same period in 2007. The decrease resulted from effective labor utilization and increased chargeability of professional staff.

General & Administrative Costs

	Three Months Ended December 31,
	2008	% of NER	2007	% of NER
(Dollars in thousands)
Transportation Services	$14,310	31.3%	$14,523	33.6%
Construction Management	3,279	29.2%	4,251	37.5%
Civil Engineering	11,914	34.7%	12,034	36.2%
Environmental Services	8,239	35.4%	8,928	37.9%

Total General & Administrative Costs	$37,742	32.9%	$39,736	35.7%

General and administrative costs decreased 5.0% to $37.7 million in the three-month period ended December 31, 2008 from $39.7 million in the same period in 2007. The majority of the decrease is primarily related to decreases in travel and entertainment expenses of $1.2 million, offset by an increase in rent and facilities related expenses of $767,000. Most of these costs are generally considered corporate costs which benefit all segments and are allocated to the respective segments based on the individual segments’ proportionate share of general and administrative costs as compared to total general and administrative costs. General and administrative as a percentage of NER decreased by 2.8% to 32.9% in the three-month period ended December 31, 2008 from 35.7% in the same period in 2007.

Income Taxes

The income tax provisions were $1.9 million and $2.1 million, which represented effective tax rates of 49.2% and 49.9% for the three-month periods ended December 31, 2008 and 2007, respectively.

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

Effective October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48” or the “Interpretation”). The Interpretation prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company recognized a change in the liability for unrecognized tax benefits of approximately $2.5 million and an increase of approximately $200,000 in accrued interest, which was accounted for as a reduction to the October 1, 2007 balance of retained earnings in the accompanying condensed consolidated balance sheet as of December 31, 2008.

As of December 31, 2008, the Company had total unrecognized tax benefits of $17.9 million. During the quarter ended December 31, 2008, the Company had no significant changes in these tax positions related to the current or prior reporting periods, changes in settlements with taxing authorities, nor as a result of the lapse of any applicable statues of limitations.

On February 21, 2008, the Company filed an application with Internal Revenue Service to change its overall method of tax reporting from the cash to the accrual method, effective with the tax year ending September 30, 2008. The effect of this change was to increase the estimated taxable income by approximately $99 million, on a pro rata basis over the next four years. This method change had no impact on the Company’s overall provision for income taxes. As of December 31, 2008, the liability for the first year of the method change has been paid. The liability for the second year of the method change is included as a component of accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2008. The liability for the third year of the method change is included as a component of the current deferred tax liability and for the fourth year of the method change, included as a component of the non-current deferred income tax asset, in the accompanying consolidated balance sheet as of December 31, 2008.

The Company recognizes interest and penalties, if applicable, related to unrecognized tax benefits within the provision for income taxes in our condensed consolidated statement of operations. As of December 31, 2008, the Company had accrued approximately $2.3 million in interest and zero in penalties related to unrecognized tax benefits. During the quarter ended December 31, 2008, the Company accrued $232,000 in interest related to unrecognized tax benefits.

As of December 31, 2008, the Company believes it is reasonable possible that the liability for unrecognized tax benefits at December 31, 2008, may decrease by approximately $5.2 million due to the completion of examinations or the expiration of the statute of limitations within 12 months of December 31, 2008.

The Company files tax returns with the U.S. Federal Government, various state and local jurisdictions, as well as Puerto Rico. With few exceptions, we are no longer subject to U.S. Federal, State and Local, or Puerto Rico examination by tax authorities for years before October 1, 2004.

2.	Financial Condition and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities totaled $0.9 million in the three-month period ended December 31, 2008, as compared to net cash used in operating activities of $6.6 million in the same period in 2007. The reduction in net cash used in operating activities during the three-month period ended December 31, 2008 from the same period in 2007 was primarily due to a decrease in accounts receivable of $6.0 million (excluding accounts receivable acquired from Peter Brown) during the three month ended December 31, 2008, compared to an increase in accounts receivable for the same period in 2007, an increase in unbilled fees of $10.8 million (excluding the unbilled fees acquired from Peter Brown Construction) in the three months ended December 31, 2008 compared to decrease in unbilled fees of $7.6 million in the same period in 2007, and an increase in accounts payable and accrued expenses of $8.3 million (excluding accounts payable acquired from Peter Brown) in the three months ended December 31, 2008, compared to a decrease in accounts payable and accrued expenses of $5.2 million in the same period in 2007. The decrease in cash used by operating activities was offset decrease in provision for deferred income taxes at December 31, 2008, from September 30, 2008, in comparison to an increase at December 31, 2007, from September 30, 2007.

Our operating cash flows are heavily influenced by changes in the levels of accounts receivables, unbilled fees and billings in excess of cost. Unbilled fees are created when we recognize revenue. The unbilled fees are normally invoiced the month after the revenue is recognized unless there are contractual provisions which dictate the timing of billing. Unbilled fees which are not invoiced the month following revenue are normally invoiced within the following two months. These account balances as well as days sales outstanding, or DSO, in accounts receivable and unbilled fees, net of billings in excess of cost, can vary based on contract terms and contractual milestones and the timing and size of cash receipts. DSO decreased to 97 days for the three-month period ended December 31, 2008, from 103 days for the fiscal year ended September 30, 2008. We calculate DSO by dividing accounts receivables, net and unbilled fees less billings in excess of cost by average daily gross revenue for the applicable period. DSO at December 31, 2008 excludes the effects of the acquisition of Peter Brown Construction. The decrease in DSO was driven by the decrease in receivables and unbilled fees as explained below.

Accounts receivable increased by 16.7% to $119.6 million at December 31, 2008 from $102.5 million at September 30, 2008. This increase was driven by the acquisition of Peter Brown which increased account receivable by $23.2 million. Excluding the affect of the accounts receivable acquired in the acquisition, accounts receivable at December 31, 2008 decreased by $6.2 million or 6% from the balance at September 20, 3008. This decrease was primarily due the recovery of delays in billings and collections throughout fiscal 2008 due to the implementation of the ERP system. The allowance for doubtful accounts increased by 12.1% to $2.2 million, or 1.8% of accounts receivable, at December 31, 2008 from $1.9 million, or 1.8% of accounts receivable, at September 30, 2008. Overall the aging of accounts receivable at December 31, 2008 has remained comparable to the aging of accounts receivable at September 30, 2008. The increase in the allowance for doubtful accounts relates to several specific accounts receivable balances which aged during the current fiscal quarter. We continuously monitor collection efforts and assess the allowance of doubtful accounts. Based on this assessment at December 31, 2008, we have deemed the allowance for doubtful accounts to be adequate. Unbilled fees increased by 14.2% to $87.6 million at December 31, 2008 from $76.7 million at September 30, 2008. Historically, unbilled fees are primarily related to work performed in the last month of the fiscal period. Billings usually occur in the month after we recognize the revenue of in accordance with the specific contractual provisions. The increase in unbilled fees relates primarily to approximately $8.4 million of revenues earned in December on the FEMA project related to Hurricane Ike of which approximately $7.6 million has not been billed. Approximately 68.4% of the unbilled fees at December 31, 2008 were billed as of January 31, 2009. The remainder is expected to be billed within the next two months.

Cash Flows from Investing Activities

Net cash used in investing activities was $5.9 and $3.0 million for the three-month periods ended December 31, 2008 and 2007, respectively. Investing activities relating to purchases of property and equipment, such as survey equipment, computer systems, software applications, furniture and equipment and leasehold improvements were $3.8 million and $2.9 million during the three-month periods ended December 31, 2008 and 2007, respectively. The increase in cash used in investing activities during the three-month period ended December 31, 2008 from the same period in 2007 was primarily attributable to approximately $2.0 million net cash paid related to the acquisition of Peter Brown acquisition.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three-month period ended December 31, 2008 was $14.3 million as compared to cash provided by financing activities of $1.1 million in the same period in 2007. The $13.2 million increase in net cash provided by financing activities during the three-month period ended December 31, 2008 from the same period in 2007 was primarily attributable to cash from the refinance of an existing mortgage of $7.1 million, net of cash paid to pay off the previous mortgage, proceeds of $4.0 million from loans against the cash surrender value of our life insurance policies, as well as an increase in net borrowings under the line of credit of $1.0 million.

Capital Resources

The Company has a $60 million line of credit agreement with Bank of America, N.A., referred to as the Bank, with a maturity of October 2011. The line of credit agreement provides for the issuance of letters of credit which reduce the maximum amount available for borrowing. As of December 31, 2008 and September 30, 2008, the Company had letters of credit outstanding totaling $4.7 million, including letters of credit for $3.5 million relating to bond insurance for PBS&J Constructors, Inc. and $582,000 to guarantee insurance payments. As a result of the issuance of these letters of credit and outstanding borrowings, the maximum amount available for borrowing under the line of credit was $41.6 million and $48.7 million as of December 31, 2008 and September 30, 2008, respectively.

The interest rate (0.96.% at December 31, 2008 and 3.53% at September 30, 2008) is, at the Company’s option either, LIBOR plus 50 basis points (currently in use) or prime minus 125 basis points if the Company's funded debt coverage ratio is less than 2.5. The rate increases to LIBOR plus 75 basis points or prime minus 100 basis points if the Company's funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The line of credit is collateralized by substantially all of the Company’s assets. The Company was in compliance with all financial covenants and ratios as of December 31, 2008. The line of credit is collateralized by substantially all of the Company’s assets.

In October 2008, the Company refinanced the existing mortgage note with an original principal amount of $9.0 million and entered into a new seven-year mortgage note in the amount of $13.6 million due in monthly installments, including interest, over a twenty year amortization period with a balloon payment due on November 1, 2015. The interest rate (4.17 % at December 31, 2008) on the mortgage note is based on LIBOR plus 2.27% per annum. In order to minimize the adverse impact of floating interest rate risks, the Company also entered into an interest rate swap agreement, referred to as the swap. The swap effectively converts the floating interest rate on the mortgage note to a fixed rate of 6.2%. The new mortgage note includes the same financial covenants as the line of credit. The mortgage note is collateralized by the Company’s office building located in Maitland, Florida. The Company was in compliance with all financial covenants and ratios as of December 31, 2008.

Some of the Company’s and its subsidiaries’ contracts require the Company and its subsidiaries to provide performance and payment bonds, which are obtained from a surety company. The surety company in turn requires that the Company and all of its subsidiaries enter into indemnity agreements, which provide that if the Company or any of its subsidiaries were unable to meet its contractual obligations to a customer and the surety paid its customer the amount due under the bond, the surety can seek indemnification for such amounts from the Company or any of its subsidiaries. In connection with the acquisition of Peter Brown, the Company entered into a General Agreement of Indemnity for Contractors with Safeco Insurance Companies, or Safeco, which requires the Company and its subsidiaries to indemnify Safeco for any amounts paid by the surety. In addition, on December 31, 2008, the Company entered into a Rider to the General Agreement of Indemnity, dated October 11, 2007 between the Company and its subsidiaries and Continental Casualty Company and several of its affiliates, or CNA Surety, to add Peter Brown as a party to the agreement. Pursuant to the General Agreement of Indemnity, as amended by the Rider, the Company and all of its subsidiaries, including Peter Brown, are required to indemnify CNA Surety in connection with any amounts paid by the surety to customers of the Company or any of its subsidiaries.

At December 31, 2008, the cost to complete on our $281 million of bid, performance and payment bonds was $186 million. The foregoing description of the surety programs is not complete and is qualified in its entirety by reference to the full text of the programs, which are filed herewith as Exhibits 10.15, 10.16 and 10.17, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference

Our capital expenditures are generally for purchases of property and equipment. We spent $3.8 million and $3.0 million on such expenditures for the three-month periods ended December 31, 2008 and 2007, respectively.

We carry insurance to cover fiduciary and crime liability. The policy is renewed on an annual basis and was in effect for the periods in which the Participants misappropriated funds. We filed a claim under the annual policy for the period ending in April 2005, or the 2005 Policy, to recover some of the misappropriation losses which resulted from the embezzlement. In January 2007, we received $2.0 million, the stated limit under the 2005 Policy. In August 2007, we filed suit seeking a declaration that the insurance carrier is obligated to us for losses suffered as a result of the embezzlement for policy years 1991 through 2004. The amount of recovery sought for those policy years is $17 million. At the present time, we are unable to predict the likely outcome of this legal action and accordingly have not recorded any insurance receivable or reserve.

The stock offering window usually takes place on an annual basis during the second fiscal quarter. The stock window allows full time and part time regular employees and outside directors to purchase shares of Class A common stock and existing shareholders to offer shares of Class A common stock for sale to the Company. Under its bylaws, the Company has the right of first refusal to purchase these shares. If the Company declines to purchase the offered shares, they are offered to the Employee Profit Sharing and Stock Ownership Plan and Trust and then to all shareholders of the Company.

During the second quarter of fiscal year 2008, the Company opened the stock window for the purchase and/or redemption of shares by eligible employees and outside directors at a price of $29.68. Purchasers of shares were given several options for payment, including payroll deductions, balloon payments, up front cash or some combination thereof. The last payroll deduction was made on November 28, 2008. At September 30, 2008, the outstanding balance due to the Company on the shares sold was $1.5 million and is included in other current assets in the accompanying condensed consolidated balance sheet. During the first quarter of fiscal year 2009, $1.2 million of the outstanding balance due to the Company on the shares sold was received and the balance was cancelled. There was no outstanding balance at December 31, 2008.

At September 30, 2008, the Company had a liability $7.5 million and a promissory note of $2.0 million for redemptions during fiscal year 2008 which is reflected in stock redemption payable and other liabilities, respectively, in the accompanying condensed consolidated balance sheet as of September 30, 2008. During the first quarter of fiscal 2009, the Company paid all but $2.1 million of the stock redemption payable at September 30, 2008 and converted $2.1 million of the redemptions payable into a note which is reflected in other liabilities as of December 31, 2008. Additionally, during first quarter of fiscal 2009, the Company redeemed 13,498 shares of Class A, common stock from terminating employees for an aggregate amount of $401,000. There is no stock redemptions payable as of December 31, 2008.

We expect to open our fiscal 2009 stock window in the second quarter.

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

We do not have any off-balance sheet arrangements other than operating leases for most of our office facilities and certain equipment and letters of credit. The letters of credit reduce the maximum amount available for borrowing. As of December 31, 2008 and September 30, 2008, we had letters of credit totaling $4.7 million, including a letter of credit of $3.5 million relating to bond insurance for PBS&J Constructors, Inc and $582,000 to guarantee insurance payments. No amounts have been drawn on any of these letters of credit.

4.	Related Party Transactions

Information with respect to related party transactions is incorporated by reference to Note 13 to our condensed consolidated financial statements included herein for the quarter ended December 31, 2008.

5.	Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is incorporated by reference to Note 1 to our condensed consolidated financial statements included herein for the quarter ended December 31, 2008.

6.	Critical Accounting Policies

For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended September 30, 2008.

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

The interest rate (0.96.% at December 31, 2008 and 3.53% at September 30, 2008) is, at the Company’s option either, LIBOR plus 50 basis points (currently in use) or prime minus 125 basis points if the Company's funded debt coverage ratio is less than 2.5. The rate increases to LIBOR plus 75 basis points or prime minus 100 basis points if the Company's funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The line of credit is secured by substantially all of the Company’s assets. The Company was in compliance with all financial covenants and ratios as of December 31, 2008.

In October 2008, the Company refinanced the existing mortgage note with an original principal amount of $9.0 million and entered into a new seven-year mortgage note in the amount of $13.6 million due in monthly installments, including interest, over a twenty year amortization period with a balloon payment due on November 1, 2015. The interest was 4.17%, at December 31, 2008 based on LIBOR plus 2.27% per annum. In order to minimize the adverse impact of floating interest rate risks, the Company also entered into an interest rate swap agreement, referred to as the swap. The swap effectively converts the floating interest rate on the mortgage note to a fixed rate of 6.2%. The new mortgage note includes the same financial covenants as the line of credit. The mortgage note is secured by the Company’s office building located in Maitland, Florida. The Company was in compliance with all financial covenants and ratios as of December 31, 2008.

The interest rate (0.96% at December 31, 2007 and 3.53% at September 30, 2007) on our revolving line of credit is at the Company’s option, either, LIBOR plus 50 basis points or Prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The rate increases to LIBOR plus 75 basis points or Prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. We mitigate interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit. As of December 31, 2008, the fair value of the debt approximates the outstanding principal balance due to the variable rate nature of such instruments.

The interest rate under our revolving line of credit is variable and accordingly we have exposure to market risk. To the extent that we have borrowings outstanding, there is market risk relating to the amount of such borrowings. We estimate that a one-percentage point increase in interest rates for debt outstanding of $13.7 million as of December 31, 2008 would have resulted in additional annualized interest costs of approximately $137,000.

The sensitivity analysis, described above, contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

Item 4T.	Controls and Procedures

Attached as exhibits to this Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Evaluation of disclosure controls and procedures

As of December 31, 2008, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, management, including the CEO and the CFO, concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective because of the identification of a material weakness in our revenue recognition controls.

In light of this material weakness, the Company performed additional analyses and procedures in order to conclude that its condensed consolidated financial statements for the period presented in this report were presented in accordance with generally accepted accounting principles in the United States of America for such financial statements. As a result of these additional procedures, the Company believes that the condensed consolidated financial statements, and other financial information, included in this Quarterly Report on Form 10-Q fairly present in all material respects the financial condition, results of operations and cash flows as of, and for, the periods presented in this report

Changes in Internal Control over Financial Reporting

Other than the material weakness, and the related corrective actions commenced by the Company to remediate this material weakness, described in the Company’s Annual Report on Form 10-K there has been no change in the Company's internal control over financial reporting during the first quarter of fiscal 2009.

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

Information with respect to legal proceedings is incorporated by reference from Note 11 of our condensed consolidated financial statements included herein for the quarter ended December 31, 2008.

ITEM 1A.	Risk Factors

Information about risk factors for the three months period ended December 31, 2008 does not differ materially from that set forth in Part I, Item1A, our of 2008 Annual Report on Form 10-K. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may impair the Company’s business operations and financial condition.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October 1 - October 31	—		$—	—	—
November 1 - November 30	—		$—	—	—
December 1 - December 31	13,498	(1)	$29.68	—	—

Total	13,498		$29.68	—	—

(1)	Represents shares repurchased from terminating employees during the quarter.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders held on January 24, 2009, the following proposal requiring a simple majority of shares represented at the meeting, was adopted by the margins indicated.

There were 5,806,391 shares of common stock entitled to vote at the meeting and a total of 4,142,819 shares (71.35%) were represented at the meeting.

1.	Proposal to elect seven directors to serve for the ensuing year and until their successors are duly elected and qualified.

	FOR	AGAINST	ABSTAIN
John B. Zumwalt III	3,332,118	756,584	54,117
Judy A. Mitchell	3,388,977	274,056	479,786
Wayne J. Overman	3,555,288	546,633	40,898
Robert J. Paulsen	3,392,955	724,618	25,246
William D. Pruitt	3,734,947	327,578	80,294
Phillip E. Searcy	3,612,433	331,376	199,010
Frank A. Stasiowski	2,677,385	1,284,419	181,015

ITEM 5.	Other Information

ESOP

On December 31, 2008, the Company amended and restated The PBSJ Corporation Employee Profit Sharing and Stock Ownership Plan (ESOP), effective as of January 1, 2008. The amended and restated ESOP includes updated language complying with federal regulations and statutes governing employee stock ownership plans, including certain revisions required by the Internal Revenue Service, provisions consolidating Puerto Rican statutory and regulatory rules applicable to the ESOP’s accounts attributable to Puerto Rico residents, a discretionary contribution by the Company in the event that it elects to make traditional profit sharing contributions in the future, expanded provisions addressing the investment of account balances and revised contribution provisions eliminating ambiguities in the language of the prior plan document. The foregoing description of the ESOP is not complete and is qualified in its entirety by reference to the full text of the ESOP, which is filed herewith as Exhibit 10.1 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

KECAP

Effective September 30, 2008, the Company transferred certain participants, including certain executive officers and directors, from the Supplemental Income Program (SIP) of its Key Employee Supplemental Option Plan to a new deferred compensation plan, the Key Employee Capital Accumulation Plan, or KECAP. The KECAP is a defined contribution plan which allows participants to make pre-tax contributions and allows the Company to make discretionary contributions to the plan. The employees that were transferred included all SIP participants which were current employees of Company. Those employees that were retired and receiving benefits will remain in the SIP. The foregoing description of the KECAP is not complete and is qualified in its entirety by reference to the full text of the KECAP, which is filed herewith as Exhibit 10.2 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Amendments for 409A Compliance

On December 31, 2008, the Company entered into the following amendments in order to reflect the current understanding of the parties with respect to certain rights and obligations and benefits of the parties under the agreements and to bring the terms of the agreements into compliance with Section 409A of the Internal Revenue Code (Section 409A):

•

Sixth Amendment, dated December 31, 2008, to Supplemental Retirement/Death Benefits Agreement, dated December 18, 1987, as amended, between Post, Buckley, Schuh & Jernigan, Inc., The PBSJ Corporation and John B. Zumwalt; and

•

Third Amendment, dated December 31, 2008, to Supplemental Retirement/Death Benefits Agreement, dated December 17, 1987, as amended, between Post, Buckley, Schuh & Jernigan, Inc., The PBSJ Corporation and Robert J. Paulsen.

These amendments are filed herewith as Exhibits 10.11 and 10.14, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

On January 1, 2009, the Company entered into the following amendments to bring the terms of the agreements into compliance with Section 409A:

•	Amendment, dated January 1, 2009, to The PBSJ Corporation Supplemental Income Plan;

•	Amendment, dated January 1, 2009, to The PBSJ Corporation Key Employee Supplemental Option Plan; and

•

Amendment, dated January 1, 2009, to Supplemental Employment/Retirement Benefits Agreement, dated December 19, 2000, by and between Post, Buckley, Schuh & Jernigan, Inc, The PBSJ Corporation and William W. Randolph.

These amendments are filed herewith as Exhibits 10.3, 10.4 and 10.7, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Surety Programs

Some of the Company’s and its subsidiaries’ contracts require the Company and its subsidiaries to provide performance and payment bonds, which are obtained from a surety company. The surety company in turn requires that the Company and all of its subsidiaries enter into indemnity agreements, which provide that if the Company or any of its subsidiaries were unable to meet its contractual obligations to a customer and the surety paid its customer the amount due under the bond, the surety can seek indemnification for such amounts from the Company or any of its subsidiaries. In connection with the acquisition of Peter Brown, the Company entered into a General Agreement of Indemnity for Contractors with Safeco Insurance Companies (Safeco), which requires the Company and its subsidiaries to indemnify Safeco for any amounts paid by the surety. In addition, on December 31, 2008, the Company entered into a Rider to the General Agreement of Indemnity, dated October 11, 2007 between the Company and its subsidiaries and Continental Casualty Company and several of its affiliates (CNA Surety) to add Peter Brown as a party to the agreement. Pursuant to the General Agreement of Indemnity, as amended by the Rider, the Company and all of its subsidiaries, including Peter Brown, are required to indemnify CNA Surety in connection with any amounts paid by the surety to customers of the Company or any of its subsidiaries.

At December 31, 2008, the cost to complete on our $281 million of bid, performance and payment bonds was $186 million. The foregoing description of the surety programs is not complete and is qualified in its entirety by reference to the full text of the programs, which are filed herewith as Exhibits 10.15, 10.16 and 10.17, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference

ITEM 6.	Exhibits

A list of exhibits to this Report is set forth in the Exhibit Index appearing elsewhere in this Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The PBSJ Corporation
(Registrant)

Dated: February 13, 2009	/s/ John B. Zumwalt III
John B. Zumwalt III
Chairman of the Board and
Chief Executive Officer

Dated: February 13, 2009	/s/ Donald J. Vrana
Donald J. Vrana
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	The PBSJ Corporation Employee Profit Sharing and Stock Ownership Plan, Amended and Restated, dated December 31, 2008.

10.2	The PBSJ Corporation Key Employee Capital Accumulation Plan, effective September 30, 2008.

10.3	Amendment, dated January 1, 2009, to The PBSJ Corporation Supplemental Income Plan.

10.4	Amendment, dated January 1, 2009, to The PBSJ Corporation Key Employee Supplemental Option Plan.

10.5	Employment Agreement, dated December 31, 2008, by and between Peter R. Brown Construction, Inc. and Judy Mitchell.

10.6	Supplemental Employment/Retirement Benefits Agreement, dated December 19, 2000, by and between Post, Buckley, Schuh & Jernigan, Inc., The PBSJ Corporation and William W. Randolph.

10.7	Amendment, dated January 1, 2009, to Supplemental Employment/Retirement Benefits Agreement, dated December 19, 2000, by and between Post, Buckley, Schuh & Jernigan, Inc., The PBSJ Corporation and William W. Randolph.

10.8	Third Amendment, dated January 2nd, 2002, to Supplemental Retirement/Death Benefits Agreement, dated December 18, 1987, as amended, between Post, Buckley, Schuh & Jernigan, Inc., The PBSJ Corporation and John B. Zumwalt.

10.9	Fourth Amendment, dated January 1, 2004, to Supplemental Retirement/Death Benefits Agreement, dated December 18, 1987, as amended, between Post, Buckley, Schuh & Jernigan, Inc., The PBSJ Corporation and John B. Zumwalt.

10.10	Fifth Amendment, dated March 12, 2007, to Supplemental Retirement/Death Benefits Agreement, dated December 18, 1987, as amended, between Post, Buckley, Schuh & Jernigan, Inc., The PBSJ Corporation and John B. Zumwalt.

10.11	Sixth Amendment, dated December 31, 2008, to Supplemental Retirement/Death Benefits Agreement, dated December 18, 1987, as amended, between Post, Buckley, Schuh & Jernigan, Inc., The PBSJ Corporation and John B. Zumwalt.

10.12	First Amendment, dated January 2, 2002, to Supplemental Retirement/Death Benefits Agreement, dated December 17, 1987, as amended, between Post, Buckley, Schuh & Jernigan, Inc., The PBSJ Corporation and Robert J. Paulsen.

10.13	Second Amendment, dated January 1, 2004, to Supplemental Retirement/Death Benefits Agreement, dated December 17, 1987, as amended, between Post, Buckley, Schuh & Jernigan, Inc., The PBSJ Corporation and Robert J. Paulsen.

10.14	Third Amendment, dated December 31, 2008, to Supplemental Retirement/Death Benefits Agreement, dated December 17, 1987, as amended, between Post, Buckley, Schuh & Jernigan, Inc., The PBSJ Corporation and Robert J. Paulsen.

10.15	General Agreement of Indemnity for Contractors, dated December 31, 2008, in favor of Safeco Insurance Companies by The PBSJ Corporation, Post, Buckley, Schuh & Jernigan, Inc., PBS&J Constructors, Inc. and PBS&J Construction Services, Inc, Seminole Development Corporation, Seminole Development II, Inc., PBS&J International, Inc., PBS&J Caribe Engineering, CSP and Peter R. Brown Construction, Inc.

10.16	General Agreement of Indemnity, dated October 11, 2007, by and between Continental Casualty Company, National Fire Insurance Company of Hartford, American Casualty Company of Reading, Pennsylvania, The Continental Insurance Company, Firemen’s Insurance Company of Newark, New Jersey, Western Surety Company, Universal Surety of America and Surety Bonding Company of America and The PBSJ Corporation, Post, Buckley, Schuh & Jernigan, Inc., Seminole Development Corporation, PBS&J Construction Services, Inc., PBS&J Constructors, Inc., Post Buckley International, Inc., PBS&J Caribe Engineering, CSP, Seminole Development II, Inc.

10.17	Rider, dated December 31, 2008, to the General Agreement of Indemnity, dated October 11, 2007, by and between Continental Casualty Company, National Fire Insurance Company of Hartford, American Casualty Company of Reading, Pennsylvania, The Continental Insurance Company, Firemen’s Insurance Company of Newark, New Jersey, Western Surety Company, Universal Surety of America and Surety Bonding Company of America and The PBSJ Corporation, Post, Buckley, Schuh & Jernigan, Inc., Seminole Development Corporation, PBS&J Construction Services, Inc., PBS&J Constructors, Inc., Post Buckley International, Inc., PBS&J Caribe Engineering, CSP, Seminole Development II, Inc.

10.18	Split Owner Split Dollar Life Insurance Agreement and Assignment, dated December 15, 1994, by and between Espey, Huston & Associates, Inc., and Wayne J. Overman.

23.1	Consent of Willamette Management Associates.

23.2	Consent of Sheldrick, McGehee & Kohler, LLC.

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302(A) and 15d-15(e) of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302(A) and 15d-15(e) of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.