Form 10-Q
period 2009-03-31
PBSJ CORP /FL/
filed 2009-05-15
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if Smaller Reporting Company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of April 30, 2009, there were 5,863,455 shares of Common Stock Class A, $.00067 par value per share, outstanding.

THE PBSJ CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

THE PBSJ CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(Amounts in thousands, except share and per share amounts)	March 31, 2009	September 30, 2008
Assets
Current Assets:
Cash and cash equivalents	$7,373	$4,049
Marketable equity securities at fair value	2,971	—
Accounts receivable, net	114,673	102,492
Unbilled fees	94,359	76,742
Deferred income taxes, current	328	3,598
Other current assets	8,089	6,231

Total current assets	227,793	193,112
Property and equipment, net	37,594	35,945
Cash surrender value of life insurance	6,707	11,227
Deferred income taxes, non current	1,367	—
Goodwill	27,672	23,071
Intangible assets, net	11,753	1,273
Other assets	3,728	4,049

Total assets	$316,614	$268,677

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$134,457	$98,172
Stock redemption payable	10,890	7,522
Accrued reimbursement liability	946	2,186
Current portion of long-term debt	6,846	7,134
Current portion of capital leases	215	297
Accrued vacation	13,181	13,394
Billings in excess of costs	9,162	5,763
Deferred income taxes, current	—	—

Total current liabilities	175,697	134,468

Deferred income taxes, non current	—	9,382
Long-term debt, less current portion	12,822	5,885
Capital leases, less current portion	62	138
Deferred compensation	12,550	12,325
Other liabilities	43,344	40,228

Total liabilities	244,475	202,426

Stockholders’ Equity:
Common stock Class A, par value $0.00067, 15,000,000 shares authorized, 5,861,117 and 5,822,649 shares issued and outstanding at March 31, 2009 and September 30, 2008	4	4
Common stock Class B, non-voting, par value $0.00067, 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2009 and September 30, 2008	—	—
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2009 and September 30, 2008	—	—
Retained earnings	72,234	66,345
Accumulated other comprehensive loss	(25)	(7)
Employee shareholder loan	(74)	(91)

Total stockholders’ equity	72,139	66,251

Total liabilities and stockholders’ equity	$316,614	$268,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PBSJ CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Amounts in thousands, except per share amounts)	2009	2008	2009	2008
Revenue	$206,201	$155,832	$374,936	$300,209
Cost of revenue	180,692	136,089	330,612	261,729

Gross profit	25,509	19,743	44,324	38,480

General and administrative expenses	17,177	14,825	30,321	29,302

Income from operations	8,332	4,918	14,003	9,178

Other income (expense):
Interest expense	(238)	(254)	(666)	(361)
Other, net	19	26	30	108
Gain (loss) on interest rate swap	17	—	(1,420)	—

Total other income (expense)	(202)	(228)	(2,056)	(253)

Income before income taxes	8,130	4,690	11,947	8,925

Provision for income taxes	3,847	2,116	5,727	4,227

Net income	$4,283	$2,574	$6,220	$4,698

Net income per share:
Basic	$0.76	$0.42	$1.11	$0.75

Diluted	$0.74	$0.41	$1.08	$0.74

Weighted average shares outstanding:
Basic	5,642	6,150	5,594	6,239

Diluted	5,812	6,290	5,764	6,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PBSJ CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
(Amounts in thousands)	2009	2008
Cash flows from operating activities:
Net income	$6,220	$4,698
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,556	5,462
Loss on sale of property and equipment	84	—
Amortization of deferred gain on sale-leaseback of office building	(666)	(665)
Loss on interest rate swap	1,420	—
Provision for bad debts and unbillable amounts	2,044	87
Provision for deferred income taxes	(7,445)	7,383
Amortization of deferred compensation and other changes	702	1,690
Excess tax benefit on vesting of restricted stock	(861)	(1,274)
Reversal of accrued reimbursement liability	(122)	(2,148)
Changes in:
Operating working capital	(2,790)	(28,441)
Non current assets and liabilities	468	(1,681)

Net cash provided by (used in) operating activities	5,610	(14,889)

Cash flows from investing activities:
Investment in life insurance policies	(3,471)	(610)
Purchases of marketable equity securities	(2,896)	—
Proceeds from surrender of life insurance policies	3,964	—
Acquisitions and purchase price adjustments, net of cash acquired	(2,061)	(1,999)
Proceeds from sales of property and equipment	5	28
Purchases of property and equipment	(6,021)	(6,165)

Net cash used in investing activities	(10,480)	(8,746)

Cash flows from financing activities:
Borrowings under line of credit	116,000	45,956
Payments under line of credit	(116,519)	(26,313)
Principal payments under mortgage note and capital lease obligations	(427)	(740)
Proceeds from refinance of mortgage, net of cost	13,485	—
Payoff of existing mortgage	(6,354)	—
Proceeds from loans against life insurance policies	4,027	—
Excess tax benefit on vesting of restricted stock	861	1,274
Common stock:
Proceeds from sale of common stock and collection of employee shareholders’ loans	2,940	3,027
Payments for repurchase of common stock	(5,819)	(7,783)

Net cash provided by financing activities	8,194	15,421

Net increase (decrease) in cash and cash equivalents	3,324	(8,214)
Cash and cash equivalents at beginning of period	4,049	8,481

Cash and cash equivalents at end of period	$7,373	$267

Non-cash investing and financing activities:
Property and equipment financed under capital leases	$—	$831
Change in fair value of marketable securities available for sale	$75	$—
Payable to former shareholders for repurchase of stock	$10,890	$12,323
Notes payable issued in exchange for shares	$2,104	$—
Stock window subscription receivable	$—	$2,986
Stock issued for 401k match	$4,007	$5,093
Stock window subscription cancellations	$321	$—
Stock issued for acquisition	$4,000	$200
Contingent interest accrual	$23	$—
Adoption of FIN 48, accounting for uncertainty in income taxes	$—	$2,743
Pension adjustments	$11	$—
Cash paid for interest	$640	$567
Cash paid for income taxes	$287	$2,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

The PBSJ Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the interim reporting rules and regulations of the United States Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the interim period contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of The PBSJ Corporation, its consolidated subsidiaries and PBS&J Caribe Engineering Services, C.S.P. and PBS&J, P.A., its consolidated affiliates as of March 31, 2009, and the results of operations and cash flows for the periods presented. All material inter-company transactions and accounts have been eliminated in the accompanying condensed consolidated financial statements. The terms the “Company”, “we”, “our”, and “us” refer to The PBSJ Corporation and its consolidated subsidiaries and its consolidated affiliate. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2008. The results of operations for the six-month periods ended March 31, 2009 and 2008, are not necessarily indicative of the results to be expected for the entire fiscal year.

Presentation of Condensed Consolidated Statements of Operations

During the quarter ended March 31, 2009, in connection with the Company’s acquisition of Peter Brown Construction, Inc. on December 31, 2008, the Company undertook a review of the historical manner of presentation of its Consolidated Statement of Operations and adopted a revised format which is in accordance with the AICPA Accounting Guide for Construction Companies. As a result, the Company has regrouped the presentation of contract related direct expenses, which had previously been presented under the caption “Direct Reimbursable Expenses” and “Direct Salaries and direct costs,” and contract related indirect expenses, which had previously been presented in “General and Administrative Expenses, Including Indirect Salaries.” These contracts related direct and indirect expenses are now grouped in the caption “Cost of Revenue.” This change in manner of presentation did not affect the Company’s income from operations, net income or the determination of income or loss on its contracts. Conforming changes have been made for all periods presented.

A summary of the financial statement line items affected by the revisions is presented below.

(in thousands)	Three Months Ended March 31, 2008	Six Months Ended March 31, 2008
Direct reimbursable expenses
As previously reported	$37,491	$70,503
Amount reclassified	(37,491)	(70,503)

As reported herein	$—	$—

Direct salaries and direct costs
As previously reported	$42,580	$82,157
Amount reclassified	(42,580)	(82,157)

As reported herein	$—	$—

General and administrative expenses, including indirect salaries
As previously reported	$70,843	$138,371
Amount reclassified	(56,018)	(109,069)

As reported herein	$14,825	$29,302

Cost of revenues
As previously reported	$—	$—
Amount reclassified	136,089	261,729

As reported herein	$136,089	$261,729

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

Pursuant to the terms of its credit agreement, the Company cannot declare or pay dividends in excess of 50% of its net income. The Company has not previously paid cash dividends on its common stock and presently has no intention of paying cash dividends on its common stock in the foreseeable future. All earnings are retained for investment in its business.

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

The Company’s current policy is to utilize three independent appraisers to provide valuation reports. The two valuations that are closest in value are averaged to produce the stock price, with each receiving a 50% weight. The remaining valuation, designated the “outlier,” is excluded from the value calculation. In order to ensure the independence and qualifications of the appraisers, they are selected each year by the Audit Committee of the Board of Directors. For the September 30, 2008 valuation finalized in January 2009, the two valuations that the Company used were prepared by Willamette Management Associates and Sheldrick, McGehee & Kohler, LLC.

Consistent with generally accepted valuation methodology, the appraisers utilize one or a combination of the following methods:

i)	the income approach (discounted cash flow method);

ii)	the market approach (guideline public company method and guideline merged and acquired company method); and

iii)	analyses of the Company’s condensed consolidated financial statements, interviews with key managers, and external data including comparable merger/acquisition transactions and national and regional economic reviews.

While the internal data utilized by the appraisers is factual and consistent, their valuation reports reflect their professional judgment and are based on many material assumptions regarding future business trends and market conditions.

The Valuation Committee reviews the valuation reports, including assumptions used, on behalf of both the Company and the Trust/ESOP and makes a recommendation to both the Trust/ESOP Committee and the board of directors whether the indicated stock price should or should not be accepted. The Trust/ESOP Committee has the opportunity to review the valuation recommendation and make comments before the valuation is accepted.

The stock price determined for the September 30, 2008 valuation was $29.04. This stock price was utilized for the stock offering window that took place during March 2009 and will be used for all other stock transactions until the next valuation is completed. During the first quarter of fiscal 2009, the Company utilized the September 30, 2007 stock price to record stock transactions, except for the Peter Brown acquisition described in footnote 5. The valuations performed by the appraisers take into consideration forecasted financial activity for the three months subsequent to September 30, 2008. If, during the period subsequent to September 30, 2008 and prior to the date the stock price is determined, there were any significant transactions or significant variances between actual results compared to forecasted results provided to the valuation companies, these transactions or variances would be taken into consideration, as appropriate, in the valuation. Historically there have not been any significant transactions between the date that stock price is determined and the stock trading window. However, if there were a significant transaction during this period the Company would update the stock price used for the stock trading window or any other transaction in which stock is issued.

The material assumptions used by the two independent appraisers whose appraisals were used to determine the stock value at September 30, 2008 are:

	Appraiser 1		Appraiser 2
Discounted Cash Flow Method
Weighted average cost of capital	16.26%		17.60%

Guideline Public Company Method
Earnings before interest and tax multiple	n/a	*	7.00
Earnings before interest, taxes, depreciation and amortization multiple	n/a	*	6.00
Revenue multiple	n/a	*	0.35

Guideline Merged and Acquired Company Method
Revenue multiple	n/a	*	0.39

Lack of control discount factor	n/a	*	15%
Marketability discount factor	5%		n/a *

*	This assumption was not used by Appraiser

A 10% increase or decrease in any of the assumptions above would result in a range of common stock prices from $27.61 to $30.81.

Other Employee Stock Sales and Purchases

The Company’s bylaws provide that the Company’s board of directors shall establish a stock offering window at least once per year. The stock window allows full time and part time regular employees and outside directors to purchase shares of Class A common stock and existing shareholders to offer shares of Class A common stock for sale to the Company. Shares may be purchased by these employees and directors with funds set aside prior to the window through the PBSJ Corporation 2008 Employee Payroll Stock Purchase Plan or ESPP, at 90% of fair value. Under the bylaws, the Company has the right of first refusal to purchase any shares offered to be sold by existing shareholders. If the Company declines to purchase the offered shares, they are offered to the Employee Profit Sharing and Stock Ownership Plan and Trust or ESOP and then to all shareholders of the Company.

During the second quarter of fiscal year 2008, the Company opened the stock window for the purchase and/or sale of shares by eligible employees and outside directors at a price of $29.68. Purchasers of shares were given several options for payment, including payroll deductions, balloon payments, up front cash or some combination thereof. The last payroll deduction was made on November 28, 2008, and shares issued in consideration of other promises to pay were required to be paid by December 5, 2008. At September 30, 2008, the outstanding balance due to the Company on the shares sold was $1.5 million and is included in other current assets in the accompanying condensed consolidated balance sheet. During the first quarter of fiscal year 2009, $1.2 million of the outstanding balance due to the Company on the shares sold was received and the balance was expired without payment resulting in cancelation of 10,828 shares. There was no outstanding balance at March 31, 2009.

At September 30, 2008, the Company had a liability of $7.5 million and a promissory note of $2.0 million for repurchases during fiscal year 2008 which is reflected in stock redemption payable and other liabilities, respectively, in the accompanying condensed consolidated balance sheet as of September 30, 2008. During the first quarter of fiscal 2009, the Company paid all but $2.1 million of the stock redemption payable at September 30, 2008 and converted $2.1 million of the redemptions payable into a note which is reflected in other liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2009.

During the second quarter of fiscal year 2009, the Company opened the stock window for the purchase and/or redemption of shares by eligible employees and outside directors. During the stock window, the Company sold 63,179 shares for an aggregate consideration of $1.8 million, 17,444 shares were purchased through the ESPP at a discounted price of $26.14 and the remaining shares were purchased at $29.04. The company also issued stock in the amount of $4.0 million, in lieu of cash payment, for a portion of the matching contribution to the 401(k) plan for calendar year 2008.

Additionally, during the six months ended March 31, 2009, the Company purchased 388,500 shares of Class A common stock for an aggregate amount of $11.3 million. At March 31, 2009, the outstanding balance owed for these purchases was $10.9 million, which is included in stock redemptions payable in the accompanying condensed consolidated balance sheet.

Earnings Per Share

A reconciliation of the number of shares used in computing basic and diluted earnings per share follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Shares in thousands)	2009	2008	2009	2008
Weighted average shares outstanding - Basic	5,642	6,150	5,594	6,239
Effect of dilutive unvested restricted stock	170	140	170	143

Weighted average shares outstanding - Diluted	5,812	6,290	5,764	6,382

Marketable Equity Securities

Marketable equity securities consist of mutual funds that are considered available-for-sale and are recorded at fair value. Changes in unrealized gains and losses for available-for-sale securities are charged or credited as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings. Investment security transactions are recorded on a trade date basis. The cost basis of investments sold is determined by the specific identification method. The following is a summary of amortized costs and fair value of the Company’s marketable equity securities at March 31, 2009:

(in thousands)	Cost	Unrealized Gain (Loss)	Fair Value
Mutual Funds	$2,898	$73	$2,971

Total	$2,898	$73	$2,971

Included in the marketable equity securities held at March 31, 2009, is an investment in a mutual fund which is in an unrealized loss position. The amortized cost and fair value of this mutual fund in a loss position at March 31, 2009 are as follows:

(in thousands)	Cost	Unrealized Gain (Loss)	Fair Value
Mutual Funds	$1,063	$(11)	$1,052

Total	$1,063	$(11)	$1,052

The mutual fund in an unrealized loss position at March 31, 2009, has been in an unrealized loss position for less than one year. The Company believes that this loss is not other-than-temporary in accordance with Financial Accounting Standards Board, or FASB, Staff Position, FSP, Nos. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

Comprehensive Income

Comprehensive income consists of net income, the minimum pension liability adjustment and unrealized gains and losses on marketable equity securities that, under Generally Accepted Accounting Principles (“GAAP”), are excluded from net income.

The components of comprehensive income are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2009	2008	2009	2008
Net Income	$4,283	$2,574	$6,220	$4,698
Other comprehensive income:
Minimum pension liability adjustment, net of tax	(84)	34	(64)	37
Unrealized gain on marketable equity securities, net of tax	46	—	46	—

Total comprehensive income	$4,245	$2,608	$6,202	$4,735

Derivative Instruments and Hedging Activities

During the quarter ended December 31, 2008, the Company entered into an interest rate swap agreement to manage its cash flow exposure associated with changing interest rates in connection with its Orlando mortgage and accounts for the swap in accordance with Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, or SFAS 133. The Company does not purchase or hold any derivative instruments for speculative or trading purposes. The interest rate swap agreement owned by the Company at March 31, 2009 is not designated as a hedge, adjustments to reflect changes in the fair value, which are adjusted monthly, are recorded in earnings.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS, No. 157, Fair Value Measurements. SFAS 157 provides guidance for using fair value to measure assets and liabilities. This standard also requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. At the beginning of the first quarter fiscal 2009, the Company partially adopted SFAS 157 as allowed by FASB Staff Position, or FSP, 157-2, which delayed the effective date of SFAS 157 for nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarified the application of SFAS 157 in inactive markets, was issued in October 2008 and was effective with its adoption of SFAS 157. Beginning with the first quarter of fiscal 2009, the Company has applied the provisions of SFAS 157 to its financial instruments and non-financial instruments which are disclosed on a recurring basis, and the impact was not material. Under FSP 157-2, it will not be required to apply SFAS 157 to all nonfinancial assets and liabilities until the beginning of fiscal 2010. The Company is currently reviewing the applicability of SFAS 157 to its nonfinancial assets and liabilities, as well as the potential impact on its consolidated financial statements.

In April 2009 the FASB issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (ii) FSP 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2, and (iii) FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1 and APB 28-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company is currently evaluating the impact these Staff Positions may have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles or SFAS 162. SFAS 162 identifies the sources of accounting principles to be used in the preparation of nongovernmental entity financial statements and reflects the FASB’s belief that the responsibility for selecting the appropriate and relevant accounting principles rests with the entity. The FASB does not expect SFAS 162 to change current practice but in the rare circumstance there is a change from current practice, the statement includes transition provisions. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the guidance in this statement to have a significant impact on its consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, or SFAS 142. In developing assumptions about renewal or extensions, FSP 142-3 requires an entity to consider its own historical experience (or, if no experience, market participant assumptions) adjusted for the entity-specific factors in paragraph 11 of SFAS 142. FSP 142-3 expands the disclosure requirements of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is effective for the Company at the beginning of fiscal year 2010. Early adoption is prohibited. The Company does not believe the adoption of FSP 142-3 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161. SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning October 1, 2009. The Company does not believe the guidance in this standard to have an impact on its consolidated financial statements.

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

The Company determined that the misappropriation scheme led to the overstatement of overhead rates that the Company used to determine billings in connection with certain of its government contracts. As a result, some government clients were overcharged for the Company’s services. The Company determined corrected overhead rates considering the impact of the misappropriations and considering the impact of additional errors identified. The Company and its advisors have been working with its government clients to finalize any refundable amounts and estimates that the cumulative refund amount, before any payments, resulting from the overstated overhead rates is $35.0 million through March 31, 2009.

Based on settlements to date and new information, the Company changed its estimate of the accrued reimbursement liability and recorded a reduction in the liability with a corresponding increase in revenues in the amount of $0 and $122,000, during the three-month and six-month periods ended March 31, 2009, respectively, and $552,000 and $2.0 million during the three-month and six-month periods ended March 31, 2008, respectively. At March 31, 2009 and September 30, 2008, the accrued reimbursement liability was $946,000 and $2.2 million, respectively, in the accompanying condensed consolidated balance sheets.

(in thousands)
Balance at September 30, 2008	$2,186
Payments	(1,118)
Adjustments	(122)

Balance at March 31, 2009	$946

During the course of the investigation, the Company identified and recovered certain assets acquired by the participants in the misappropriation using misappropriated Company funds. Assets recovered during the investigation and not yet liquidated, are recorded at estimated fair value less estimated costs to sell. At March 31, 2009 and September 30, 2008, the remaining assets held for sale, consisting of a condominium and jewelry, with a carrying value of approximately $393,000, have been included in other non-current assets in the accompanying condensed consolidated balance sheets as such assets did not meet the criteria to be classified as assets held for sale. The Company intends to sell the remaining assets as soon as practicable.

The Company carries insurance to cover fiduciary and crime liability. These policies are renewed on an annual basis and were in effect for the periods in which the participants misappropriated funds. The Company filed a claim under the crime policies in April 2005, to recover some of the misappropriation losses which resulted from the embezzlement. In January 2007, the Company received $2.0 million, the stated limit under the 2005 Policy. In August 2007, the Company filed suit seeking a declaration that the insurance carrier is obligated to the Company for losses suffered as a result of the embezzlement for policy years 1991 through 2004. The amount of recovery sought for those policy years is $17.0 million. In August 2008, the initial motion for summary judgment was denied by the court. In September 2008, the Company filed a notice of appeal. At the present time, the Company is unable to predict the likely outcome of this legal action and accordingly since the recovery is contingent upon the outcome, the Company has not recorded any insurance receivable.

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

As of March 31, 2009, the Company held assets that are required to be measured at fair value on a recurring basis. The following table presents information on these assets as well as the fair value hierarchy used to determine their fair value (in thousands):

		Fair Value Measurements at March 31, 2009
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Equity Securities (1)	$2,971	$2,971	$—	$—

Total	$2,971	$2,971	$—	$—

Liabilities
Interest Rate Swap Liability (2)	$1,316	$—	$1,316	$—

Total	$1,316	$—	$1,316	$—

(1)	Marketable securities include investments in mutual funds for which quoted market prices are available on active markets.
(2)	The fair value of the interest rate swap is estimated using industry standard valuation models using market-based observable inputs including interest rate curves.

4. Cash Surrender Value of Life Insurance

The Company is the beneficiary of corporate-owned life insurance policies on certain current and former employees with a net cash surrender value of $6.7 million and $11.2 million at March 31, 2009 and September 30, 2008, respectively.

In December 2008, the Company received proceeds of $4.0 million through loans against the cash value of its life insurance policies. The loan balance is recorded net against the cash surrender value of life insurance in the accompanying condensed consolidated balance sheet at March 31, 2009. Additionally, in December 2008, the Company surrendered certain life insurance policies and received proceeds of $4.0 million all of which was used to purchase a new life insurance policy.

5. Acquisitions

On December 31, 2008, the Company acquired 100% of the issued and outstanding shares of capital stock of Peter R. Brown Construction, Inc., referred to as Peter Brown, for an aggregate purchase price of $16.0 million, composed of $12.0 million in cash, or $1.6 million net of cash acquired, and 137,741 shares of the Company’s Class A common stock valued at $4.0 million. The purchase price was allocated to the respective assets and liabilities based on their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in $11.9 million of intangible assets and $4.1 million of goodwill, all of which is deductible for tax purposes. The $11.9 million intangible assets consist of $3.0 million in customer relationships, $5.0 million in backlog and $3.9 million in trademarks and trade names. The weighted average useful life for customer relationships and backlog is 5.1 years. Trademarks and trade names are not amortizable. Additionally, the Company paid acquisition costs in the amount of approximately $446,000 which have been recorded in goodwill. In addition to the initial purchase price, there is contingent consideration up to a maximum of $2.0 million per year for three years which is based on a percentage of the amount by which Peter Brown’s earnings before interest and taxes and backlog exceed threshold amounts during each year in the three year period following the acquisition. Any contingent consideration paid will be accounted for as additional purchase consideration and included in goodwill in the period it is paid.

The following table details net assets acquired :

(in thousands)
Cash and cash equivalents	$10,446
Accounts receivable	23,276
Unbilled fees	807
Other current assets	24
Property and equipment, net	853
Intangible assets	11,900
Goodwill	4,546

Total assets acquired	51,852

Accounts payable and accrued expenses	31,371
Billings in excess of cost	3,827
Other liabilities	208

Total liabilities assumed	35,406

Net assets acquired	$16,446

Peter Brown is a construction management company serving long-term clients in Florida and Georgia that works largely in the public sector, building schools, jails, higher education facilities, and a host of institutional buildings. The acquisition supports the Company’s overall corporate strategy of diversifying its business offerings through a family of complementary, subsidiary companies that together focus on providing total infrastructure solutions. The primary factor that contributed to a purchase price that resulted in the recognition of goodwill in the acquisition is the intellectual capital of the skilled professionals and senior technical personnel associated with the acquired entity which does not meet the criteria for recognition as an asset apart from goodwill. The results of operations of Peter Brown are included in the Company’s results of operations beginning with the three months ended March 31, 2009. Goodwill related to the acquisition of Peter Brown is included in a new operating segment entitled Construction Management.

The following table presents the unaudited pro forma combined results of operations of the Company as if Peter Brown had been acquired at the beginning of each period presented. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transaction set forth had occurred on the date indicated or what the Company’s results of operations will be in future periods.

	Three Months Ended March 31,	Six Months Ended March 31,
(in thousands, except per share amounts)	Pro Forma 2008	Pro Forma 2009	Pro Forma 2008
Total revenues	$201,912	$421,016	$386,373

Net income	$5,080	$8,726	$9,699
Basic per share	$0.81	$1.54	$1.52
Diluted per share	$0.79	$1.50	$1.49

Weighted average shares outstanding:
Basic	6,287	5,652	6,377

Diluted	6,427	5,822	6,520

In December 2008, the Company paid $55,000 of additional purchase price related to the Ecoscience Corporation acquisition. The additional purchase price was recorded to goodwill.

6. Long-Term Debt

The following table lists long-term debt, including the respective current portions:

(in thousands)	March 31, 2009	September 30, 2008
Line of credit	$6,102	$6,622
Mortgage note payable	13,373	6,397
Notes payable	193	—
Capital lease obligations	277	435

	19,945	13,454

Less current portion of long-term debt	6,846	7,134
Less current portion of capital lease obligations	215	297

	7,061	7,431

Long-term debt and capital lease obligations	$12,884	$6,023

The Company has a $60.0 million line of credit agreement with Bank of America, N.A., referred to as the Bank, with a maturity of October 2011. The line of credit agreement provides for the issuance of letters of credit which reduce the maximum amount available for borrowing. As of March 31, 2009 and September 30, 2008, the Company had outstanding letters of credit totaling $1.2 million and $4.7 million, respectively. Included in the September 30, 2008 balance are letters of credit for $3.5 million relating to bond insurance for PBS&J Constructors, Inc. and $582,000 to guarantee insurance payments. As a result of the issuance of these letters of credit and outstanding borrowings, the maximum amount available for borrowing under the line of credit was $52.7 million and $48.7 million as of March 31, 2009 and September 30, 2008, respectively.

The interest rate (1.05% at March 31, 2009 and 3.53% at September 30, 2008) is, at the Company’s option either, LIBOR plus 50 basis points (currently in use) or prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The rate increases to LIBOR plus 75 basis points or prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The line of credit is collateralized by substantially all of the Company’s assets. The Company was in compliance with all financial covenants and ratios as of March 31, 2009.

In October 2008, the Company refinanced a mortgage note with an original principal amount of $9.0 million and entered into a new seven-year mortgage note in the amount of $13.6 million due in monthly installments, including interest, over a twenty year amortization period with a balloon payment due on November 1, 2015. The interest rate was 2.77%, at March 31, 2009 based on LIBOR plus 2.27% per annum. In order to minimize the adverse impact of floating interest rate risks, the Company has also entered into an interest rate swap agreement, referred to as the swap. The swap effectively converts the floating interest rate on the mortgage note to a fixed rate of 6.2% as further described in Note 7 “Interest Rate Swap” below. The mortgage note includes the same financial covenants as the line of credit. The mortgage note is secured by the Company’s office building located in Maitland, Florida. The Company was in compliance with all financial covenants and ratios as of March 31, 2009.

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

In connection with the refinancing of the Orlando mortgage in October 2008, the Company entered into an interest rate swap agreement with a notional amount of $13.6 million, referred to as the swap. The swap effectively converts the floating interest rate on the mortgage note to a fixed rate of 6.2%. The interest rate swap agreement does not qualify as a accounting hedge and, therefore, the change in the fair value of the swap, which is adjusted monthly, is recorded as a gain or a loss on the interest rate swap in the Company’s condensed consolidated statements of operations. The fair value of the swap agreement was a liability of $1.3 million at March 31, 2009 and is included in other liabilities in the accompanying condensed consolidated balance sheet at March 31, 2009. The earnings impact of the swap was a gain of approximately $17,000 and a loss of $1.4 million for the three months and six months ended March 31, 2009, respectively.

8. Income Taxes

The income tax provisions were $3.8 million and $2.1 million, and $5.7 million and $4.2 million which represented effective tax rates of 47.3% and 45.1% and 47.9% and 47.4%, for the three-month and six-month periods ended March 31, 2009 and 2008, respectively.

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

As of March 31, 2009, the Company had total unrecognized tax benefits of $18.0 million. During the quarter ended March 31, 2009, the Company had no significant changes in these tax positions related to the current or prior reporting periods, changes in settlements with taxing authorities, nor as a result of the lapse of any applicable statues of limitations.

On February 21, 2008, the Company filed an application with Internal Revenue Service to change its overall method of tax reporting from the cash method to the accrual method, effective with the tax year ending September 30, 2008. The effect of this change was to increase the estimated current taxable income by approximately $99 million on a pro rata basis over the four years following the method change. This method change had no impact on the Company’s overall provision of income taxes. As of March 31 2009, the liability for the first year of the method change has been paid. The liability for the second year of the method change is included as a component of accounts payable and accrued expenses in the accompanying consolidated balance sheet as of March 31, 2009. The liability for the third year of the method change is included as a component of the current deferred tax liability and for the fourth year of the method change, included as a component of the non-current deferred income tax asset, in the accompanying consolidated balance sheet as of March 31, 2009.

The Company recognizes interest and penalties, if applicable, related to unrecognized tax benefits within the provision for income taxes in its condensed consolidated statement of operations. As of March 31, 2009, the Company had accrued approximately $2.5 million in interest and zero in penalties related to unrecognized tax benefits. During the six months ended March 31, 2009, the Company accrued $439,000 in interest related to unrecognized tax benefits.

As of March 31, 2009, the Company believes it is reasonably possible that the liability for unrecognized tax benefits at March 31, 2009, may decrease by approximately $5.2 million due to the completion of examinations or the expiration of the statute of limitations within 12 months of March 31, 2009.

On December 31, 2008, the Company acquired the stock of Peter. R. Brown Construction, Inc. For income tax purposes, the Company and the former shareholders of Peter R. Brown Construction, Inc. elected to treat this as an asset purchase under Internal Revenue Code section 338(h)(10). For income tax purposes, the goodwill and intangibles related to this acquisition will be amortized over a 15 year period.

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

9. Defined Benefit Retirement Plan

The Company uses a September 30 measurement date for its plans. The following table provides a summary of the Company’s periodic costs related to its defined benefit retirement plan:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2009	2008	2009	2008
Service benefits earned during period	$—	$116	$—	$232
Interest cost on projected benefit obligation	64	208	128	416
Amortization:
Net (gain) loss from past experience	(52)	30	(103)	60

Net periodic pension cost	$12	$354	$25	$708

10. Restricted Stock

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

The Company issues restricted stock for the following purposes:

Retention

Restricted stock is awarded to key employees in middle management or higher positions for the purpose of providing long-term incentives. The awards are made on a case-by-case basis at the discretion of Senior Management or the Compensation Committee of the board of directors, as applicable. These awards are issued and become fully vested usually after five years of continuous service with the Company.

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

Other

The Company has one other plan under which no new grants have been awarded since fiscal year 1997.

The following tables summarize information about restricted shares:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at September 30, 2008	267,271	$19.52
Granted	102,840	29.13
Vested	(5,900)	23.26
Forfeited	(3,950)	26.71

Unvested at March 31, 2009	360,261	$22.13

March 31, 2009	Restricted Stock Units	Weighted Average Grant Date Fair Value	Unrecognized Compensation Cost	Remaining Weighted Average Period (in years)
Retention	181,362	$26.71	$3,329,122	3.6
Acquisition	54,105	27.77	923,173	2.9
KERP	56,574	24.82	1,040,504	9.4
Other	68,220	3.22	24,886	3.6

	360,261	$22.13	$5,317,685	4.2

The weighted average grant-date fair value of shares granted during the six-month periods ended March 31, 2009 and 2008 was $29.13 and $27.11, respectively. The total fair value of shares vested, on the vesting dates, for the six-month periods ended March 31, 2009 and 2008 were $171,000 and $1.9 million, respectively. The total amount of compensation expense recognized under these agreements during the three-month and six-month periods ended March 31, 2009 and 2008, was $377,000 and $112,000 and $629,000 and $342,000 respectively, and was included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The income tax benefit related to compensation expense under these agreements was $174,000 and $49,000 and $276,000 and $140,000, in the three-month and six-month periods ended March 31, 2009 and 2008, respectively.

11. Commitments and Contingencies

The Company has entered into certain agreements with certain of its executive officers and directors as described in the Company’s Proxy Statement for the 2009 Annual Meeting which was filed with the SEC on December 29, 2008.

The Company is obligated under various non cancelable leases for office facilities, furniture, and equipment. Certain leases contain renewal options, escalation clauses and payment of certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties.

As of March 31, 2009, there were various legal proceedings pending against the Company, where plaintiffs allege damages resulting from the Company’s engineering services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract. The Company accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. As of March 31, 2009 and September 30, 2008, the Company had accruals of approximately $3.1 million and $6.5 million, respectively, for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable and can be reasonably estimated. The Company expects to pay these liabilities over the next one to three years. Management believes that the disposition of these matters will not have a material impact on the Company’s financial position, cash flows, liquidity or results of operations.

In October 2007, the Federal Election Commission advised the Company that it was commencing an investigation into alleged violations of the Federal Election Campaign Act of 1971, as amended, based on the improper campaign contributions including improper use of political action committees. At the present time the Company is unable to predict the likely outcome of this investigation.

12. Segment Reporting

During the three months ended March 31, 2009, due to the acquisition of Peter Brown, the Company modified its internal reporting process and the manner in which the business is managed and in turn, reassessed its segment reporting. Beginning with the quarter ended March 31, 2009, the Company will report two reporting segments, Consulting Services and Construction Management.

The Consulting Services segment provides a variety of design and related consulting services. Such services include program management, construction management, planning, surveying, geographic information systems, environmental assessments, architectural and interior design, site assessment, and regulatory compliance.

Construction Management includes the operations as of December 31, 2008 of the newly acquired Peter Brown which provides construction management services focusing primarily on building schools, jails, higher education facilities and institutional buildings. This segment had no results of operations in the first quarter of fiscal year 2009 as the Company only acquired Peter Brown on December 31, 2008 and the Peter Brown results of operations are only included in the Company’s consolidated financial statements as of that date.

Certain of the Company’s operating segments do not individually meet the quantitative thresholds as a reporting segment nor do they share a majority of the aggregation criteria with another operating segment. These operating segments are reported on a combined basis as “Other” and include the PBSJ Constructors and PBSJ International operating segments as well as corporate expenses not included in the operating segments’ results.

Financial information relating to the Company’s operations by segment is as follows:

(Dollars in thousands) (Unaudited)	Consulting Services	Construction Management	Other	Total
Three Months Ended March 31, 2009
Revenue	$159,509	$43,055	$3,637	$206,201
Cost of revenue	134,477	40,821	5,394	180,692
Gross profit (loss)	25,032	2,234	(1,757)	25,509
Income (loss) from operations	25,032	2,234	(18,934)	8,332
Depreciation and amortization	1,101	43	2,786	3,930
Purchases of property and equipment	935	31	1,255	2,221
Total assets as of March 31, 2009	191,675	33,234	91,705	316,614

Three Months Ended March 31, 2008
Revenue	$152,355	$—	$3,477	$155,832
Cost of revenue	132,744	—	3,345	136,089
Gross profit	19,611	—	132	19,743
Income (loss) from operations	19,611	—	(14,693)	4,918
Depreciation and amortization	1,263	—	1,561	2,824
Purchases of property and equipment	1,489	—	1,723	3,212
Total assets as of September 30, 2008	194,243	—	74,434	268,677

(Dollars in thousands) (Unaudited)	Consulting Services	Construction Management	Other	Total
Six Months Ended March 31, 2009
Revenue	$323,002	$43,055	$8,879	$374,936
Cost of revenue	279,325	40,821	10,466	330,612
Gross profit (loss)	43,677	2,234	(1,587)	44,324
Income (loss) from operations	43,677	2,234	(31,908)	14,003
Depreciation and amortization	2,209	43	4,304	6,556
Purchases of property and equipment	2,600	31	3,390	6,021
Total assets as of March 31, 2009	191,675	33,234	91,705	316,614

Six Months Ended March 31, 2008
Revenue	$295,204	$—	$5,005	$300,209
Cost of revenue	257,236	—	4,493	261,729
Gross profit	37,968	—	512	38,480
Income (loss) from operations	37,968	—	(28,790)	9,178
Depreciation and amortization	2,678	—	2,784	5,462
Purchases of property and equipment	3,138	—	3,027	6,165
Total assets as of September 30, 2008	194,243	—	74,434	268,677

13. Related Party Transactions

Pursuant to the Company’s bylaws, the Company is permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006, the Company repurchased 46,000 shares and 3,400 shares, respectively, of the Company’s stock from Richard Wickett and Kathryn Wilson in the original principal amounts of $1.2 million and $92,000, respectively. At March 31, 2009, the notes bear interest at the rate of 3.25% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31 of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

On February 13, 2007, the Company repurchased an additional 46,607 shares of the Company’s stock from Richard Wickett in the original principal amount of approximately $1.0 million, by issuing a promissory note. At March 31, 2009, the note bears interest at the rate of 3.25% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31 of each year. Accrued interest and $1 of principal is due monthly on the note with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

The balances of the notes were $2.5 million at March 31, 2009 and September 30, 2008, and were included in other liabilities in the accompanying condensed consolidated balance sheets. Both notes are subject to the Company’s right of set off, which permits the Company to set off all claims it may have against the payee against amounts due and owing under the notes.

In July 2007, pursuant to the Company’s bylaws, the Company did not exercise its right of first refusal to repurchase the shares offered for redemption by John Shearer, the former National Service Director and Senior Vice President. In accordance with the Company’s bylaws, the shares were next offered to the Company’s ESOP plan; the ESOP plan has agreed to repurchase 165,290 shares over the course of five years. As of March 31, 2009 there are two remaining equal annual installments of 33,261 shares that will be repurchased in the second quarter of each fiscal year beginning with fiscal year 2010 by the ESOP plan at a price per share established by future valuations of the Company’s shares.

At the Company’s 2008 annual shareholders’ meeting, shareholders approved the ESPP, which allows a lay-away plan for purchases at 90% of the fair market value of the Company’s shares during the next open window for stock purchases. Employees who have been employed a minimum of three months may elect to set aside funds to purchase stock through automatic payroll deductions. The balance of amounts withheld were approximately $33,000 and $239,000 as of March 31, 2009 and September 30, 2008, respectively.

In August 2008, Todd Kenner, a Director of the Company and the President of the subsidiary company Post, Buckley, Schuh & Jernigan, Inc., submitted his written resignation. The Company and Todd Kenner entered into a Separation Agreement and Release, referred to as the Separation Agreement, effective as of September 2, 2008. Under the terms of the Separation Agreement, the Company agreed to pay Mr. Kenner a cash severance benefit of $162,500 over a six month period, paid a lump sum benefit of $234,000 in exchange for termination of Mr. Kenner’s Supplemental Income benefits, and agreed to repurchase Mr. Kenner’s 108,551 shares of common stock, including vested restricted stock, for $29.68 per share for a total of $3.2 million. The Company paid Mr. Kenner a cash payment of $1.2 million and delivered a promissory note in the amount of $2.0 million for the repurchase of the shares. The promissory note bears interest at the prime rate plus 1% (4.25% and 6.0% at March 31, 2009 and September 30, 2008, respectively) and is adjusted on December 31 of each year and is included in other liabilities in the accompanying condensed consolidated balance sheet at March 31, 2009 and September 30, 2008. Payments on the promissory note are due quarterly beginning October 1, 2008 through September 1, 2011. The balance of the promissory note is $1.7 million and $2.1 million at March 31, 2009 and September 30, 2008, respectively, and is included in other liabilities of the accompanying condensed consolidated balance sheets.

In December 2008, the Company delivered a promissory note to Richard Karasiewicz in the amount of $2.1 million for the repurchase of shares accrued as of September 30, 2008 and reflected in stock redemption payable. The promissory note bears interest at the prime rate plus 1%, is adjusted on December 31 of each year and is included in other liabilities in the accompanying condensed consolidated balance sheets at March 31, 2009 and December 31, 2008. Payments on the promissory note are due quarterly beginning January 1, 2009 through October 1, 2013. The balance of the promissory note is $2.0 million at March 31, 2009.

The Company leases office space which houses administrative offices for Peter Brown in Largo and Tallahassee, Florida from VMS Properties, LLP and SMV Properties, LLP, respectively. VMS Properties, LLP and SMV Properties, LLP are owned by Judy Mitchell and the other former owners of Peter Brown and current employees of the Company. Judy Mitchell currently serves on the Board of Directors of the Company and is President of Peter Brown. The leases were assumed in connection with the acquisition of Peter Brown on December 31, 2008. The Largo and Tallahassee leases call for annual lease payments of $155,000 and $144,000, respectively, and expire on December 31, 2012.

In April 2001, the Company agreed to issue Max Crumit, a director of one of the Company’s subsidiaries and one of the Company’s current executive officers, 6,500 of the Company’s shares in exchange for a $69,680 promissory note. The balance of the note as of March 31, 2009 and September 30, 2008 was approximately $38,000 and $40,000, respectively. The promissory note bears interest at the Company’s borrowing rate, currently, LIBOR plus 50 basis points, is adjusted on January 1 of each year and is included in employee shareholder loan in the accompanying condensed consolidated balance sheet at March 31, 2009. Payments of principal and interest on the promissory note are due semi-monthly beginning April 2001 through April 2016.

In April 2001, the Company agreed to issue Max Crumit, a director of one of the Company’s subsidiaries and one of the Company’s current executive officers, 12,500 of the Company’s shares in exchange for a $134,000 promissory note. The balance of the note as of March 31, 2009 and September 30, 2008 was approximately $36,000 and $51,000, respectively. The promissory note bears interest at the Company’s borrowing rate, currently LIBOR plus 50 basis points, is adjusted at the beginning of each month and is included in employee shareholder loan in the accompanying condensed consolidated balance sheet at March 31, 2009. Payments of principal and interest on the promissory note are due annually to coincide with the payment of the Company’s bonuses beginning November 2001 through November 2015.

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

Overview

Business Overview

We provide segment information on two reportable segments: Consulting Services and Construction Management.

We provide services to both private and public sector clients, with the public sector comprising approximately 76% of our revenue. The Consulting Services segment experienced an increase in revenue primarily due to the commencement of several large disaster response contracts with the Federal Emergency Management Agency (“FEMA”) in the wake of Hurricane Ike, which hit the Texas Gulf Coast region in September, 2008. Despite the overall economic slowdown, demand remained strong for many services including those provided by our Aviation, Structures and Energy practice areas. Demand for services has varied based upon geographic region, as well. For example, the East coast has provided relatively consistent work opportunities, while the West coast, primarily California, has experienced a significant slowdown. Although we have experienced softening in several of our markets, our clients continued to be pleased with our performance and we expect recent project wins such as those with FEMA to positively affect our results for the remainder of the year. As of March 31, 2009, our revenue backlog was about $826.2 million as compared to $673.3 million as of September 30, 2008, representing a 22.7% increase. Of the total backlog at March 31, 2009, $194.8 is backlog from Peter Brown. Excluding Peter Brown’s backlog, the our backlog decreased 6.2% to $631.4 million at March 31, 2009 compared to September 30, 2008.

Business Environment

The need to modernize and upgrade the transportation infrastructure in the United States has been a source of continued business for us through the last ten years. Fueling the initial growth in this market was the Intermodal Surface Transportation Efficiency Act of 1991 (“ISTEA”) and subsequent legislation, the Transportation Equity Act for the 21st Century (“TEA-21”), the Safe, Accountable, Flexible, Efficient Transportation Act: A Legacy for Users (“SAFETEA-LU”) in 2005. This funding reflects an increase of approximately 46% over TEA-21. Due to this bill there has been an increase in spending by states on transportation infrastructure in 2008 and so far in 2009. The public is beginning to recognize the potential disasters that await should our nation’s acknowledged aging infrastructure not be addressed. Increasingly complex governmental regulations faced by our clients mean additional opportunities for consultants with specialized knowledge. Additionally, in February 2009, Congress passed the American Recovery and Reinvestment Act of 2009, which included funding for transportation infrastructure and other public works projects.

The residential housing market remained weak in early 2009 as the recession continued, resulting in much lower demand for engineering services from private land developers. This has been partially offset by an increase in Federal work as we have won contracts from the United States Army, Air Force, and other Federal agencies. The state and local government markets remained weak, but the markets for our specialized services in the area of risk and emergency management strengthened due in part to natural disasters such as hurricanes and wildfires. Near-term expectations are for the Federal Department of Defense and Homeland Security sectors to remain strong.

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

Acquisition

On December 31, 2008, the We acquired 100% of the issued and outstanding shares of capital stock of Peter R. Brown Construction, Inc., referred to as Peter Brown, for an aggregate purchase price of $16.0 million, composed of $12.0 million in cash, or $1.6 million net of cash acquired, and 137,741 shares of the Company’s Class A common stock valued at $4.0 million. The purchase price was allocated to the respective assets and liabilities based on their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in $11.9 million of intangible assets and $4.1 million of goodwill, all of which is deductible for tax purposes. The $11.9 million intangible assets consist of $3.0 million in customer relationships, $5.0 million in backlog and $3.9 million in trademarks and trade names. The weighted average useful life for customer relationships and backlog is 5.1 years. Trademarks and trade names are not amortizable. Additionally, the We paid acquisition costs in the amount of approximately $446,000 which have been recorded in goodwill. In addition to the initial purchase price, there is contingent consideration up to a maximum of $2.0 million per year for three years which is based on a percentage of the amount by which Peter Brown’s earnings before interest and taxes and backlog exceed threshold amounts during each year in the three year period following the acquisition. Any contingent consideration paid will be accounted for as additional purchase consideration and included in goodwill in the period it is paid. The results of operations of Peter Brown are included in our results of operations beginning with the three months ended March 31, 2009.

Segment Results of Operations

During the three months ended March 31, 2009, due to the acquisition of Peter Brown, the We modified its internal reporting process and the manner in which the business is managed and in turn, reassessed it segment reporting. Beginning with the quarter ended March 31, 2009, we will report two reporting segments: Consulting Services and Construction Management.

The Consulting Services segment provides a variety of design and related consulting services. Such services include program management, construction management, planning, surveying, geographic information systems, environmental assessments, architectural and interior design, site assessment, and regulatory compliance.

Construction Management includes the operations of the newly acquired Peter Brown which provides construction management services focusing primarily on building schools, jails, higher education facilities and institutional buildings

We evaluate performance based on operating income (loss) of the respective operating segment. The discussion that follows is a summary analysis of the primary changes in operating results by reportable segment for the three-month and six-month periods ended March 31, 2009, as compared to the same periods in 2008.

We earn revenue for time spent on projects, in addition to certain direct and indirect costs of our projects. Cost of revenue is comprised of project related salaries including overhead and fringe benefits, other direct costs and other indirect costs. Project related salaries including overhead and fringe benefits represent wages earned by our technical personnel as well as administrative and support personnel wages. Other direct costs are primarily comprised of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints, and equipment where we are responsible for procurement and management of such cost components on behalf of the our clients. Other indirect project-related costs are also included in cost of revenue. Gross profit represents the net effect of revenue less cost of revenue.

1. Results of Operations

The following table sets forth the percentage of revenue represented by the items in our condensed consolidated statements of operations for the three-month and six-month periods ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	87.6	87.3	88.2	87.2

Gross Profit	12.4	12.7	11.8	12.8

General and administrative expenses	8.3	9.5	8.1	9.8

Income from operations	4.1	3.2	3.7	3.0

Interest expense	(0.1)	(0.2)	(0.2)	(0.1)
Other, net	—	—	—	—
Gain (loss) on fixed interest rate swap	—	—	(0.4)	—

Income before income taxes	4.0	3.0	3.1	2.9
Provision for income taxes	1.9	1.4	1.5	1.4

Net income	2.1%	1.6%	1.6%	1.5%

A summary of our operating results for the three-month and six-month periods ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2009	2008	2009	2008
Revenue	$206,201	$155,832	$374,936	$300,209
Cost of revenue	180,692	136,089	330,612	261,729

Gross Profit	25,509	19,743	44,324	38,480

General and administrative expenses	17,177	14,825	30,321	29,302

Income from operations	8,332	4,918	14,003	9,178

Interest expense	(238)	(254)	(666)	(361)
Other, net	19	26	30	108
Gain (loss) on fixed interest rate swap	17	—	(1,420)	—

Income before income taxes	8,130	4,690	11,947	8,925
Provision for income taxes	3,847	2,116	5,727	4,227

Net income	$4,283	$2,574	$6,220	$4,698

Results of Operations for Three Months Ended March 31, 2009

Our revenue for the three months ended March 31, 2009 increased $50.4 million, or 32.3%, as compared to the corresponding period last year. Of this increase, $43.1 million was provided by the Peter Brown acquisition. Excluding the revenue provided by Peter Brown, revenue increased $7.3 million, or 4.7%. The increase in revenue was primarily attributable to the disaster response contracts with the FEMA following Hurricane Ike. Additionally, we recently commenced work on several Competitive Renewable Energy Zones high voltage transmission line projects in Texas. The increase in revenue provided by these new projects has helped to offset the continued effects of the general economic slowdown. We experienced a slight decrease in revenue resulting from softening of the Surface Transportation market in the Eastern and Southeastern regions of the US, as well as from the ramping down of the long-term Valley Metro Rail project in Arizona.

For the three months ended March 31, 2009, our cost of revenue increased $44.6 million, or 32.8%, as compared to the corresponding period last year. Of this increase, $40.8 million was provided by the Peter Brown acquisition. Excluding the cost of revenue associated with Peter Brown, cost of revenue increased $3.8 million, or 2.8% as compared to the corresponding period last year. Cost of revenue, as a percentage of revenue, increased 0.3% to 87.6% for the three months ended March 31, 2009, as compared to the corresponding period last year. The increase in cost of revenue as a percentage of revenue was driven by the cost of revenue of Peter Brown. Excluding Peter Brown, cost of revenue as a percentage of revenue decreased by 1.6% to 85.7% from the same period last year. This decrease is the net effect of increased revenues resulting from new projects combined with the effects of increased cost control measures.

Our gross profit for the three months ended March 31, 2009, increased $5.8 million, or 29.2%, as compared to the corresponding period last year. Of this increase, approximately $2.2 million was provided by the Peter Brown acquisition. Excluding the gross profit provided by Peter Brown, gross profit increased by $3.5 million, or 17.9% as compared to the corresponding period last year. Gross profit, as a percentage of revenue, decreased 0.3% to 12.4% for the three months ended March 31, 2009, as compared to the corresponding period last year. The decrease in gross profit as a percentage of revenue was driven by Peter Brown’s gross profit. Excluding Peter Brown, gross profit as a percentage of revenue increased slightly by 1.6% to 14.3% from the same period last year. This increase is the net effect of increased revenues resulting from new projects combined with the effects of increased cost control measures, as discussed previously.

Our general and administrative expenses for the three months ended March 31, 2009, increased $2.3 million, or 15.9%, as compared to the corresponding period last year. Excluding the general and administrative expenses from Peter Brown, general and administrative expenses increased by $1.4 million, or 9.1% compared to the corresponding period last year. General and administrative expenses increased in part from the amortization of intangible assets of $1.2 million resulting from the acquisition of Peter Brown. The Peter Brown acquisition also resulted in increased general administrative costs of $1.0 million as compared to the previous year.

Our income from operations for the three months ended March 31, 2009, increased $3.4 million, or 69.4%, as compared to the corresponding period last year, for the reasons stated above.

Results of Operations for Six Months Ended March 31, 2009

Our revenue for the six months ended March 31, 2009 increased $74.7 million, or 24.9%, as compared to the corresponding period last year. Of this increase, $43.1 million was provided by the Peter Brown acquisition. Excluding the revenue provided by Peter Brown, revenue increased $31.7 million, or 10.5%. The increase in revenue was primarily attributable to the disaster response contracts with FEMA following Hurricane Ike. The increase in revenue provided by the FEMA contracts was slightly offset by the continued weakness in demand for private land development engineering, surveying and planning services due to adverse economic conditions. Demand for services in the Environmental Services market has been favorable, particularly in the East Coast region, although it has been offset somewhat by continued softening of demand in the West Coast region. We continued to see strong demand in the Aviation and Structures markets, as well as slight growth in revenue attributable to several California roadway projects and a transit project in Virginia, which offset a decrease in revenue from the ramping down of the long-term Valley Metro Rail project in Arizona.

For the six months ended March 31, 2009, our cost of revenue increased $68.9 million, or 26.3%, as compared to the corresponding period last year. Of this increase, $40.8 million was provided by the Peter Brown acquisition. Excluding the cost of revenue associated with Peter Brown, cost of revenue increased $28.1 million, or 10.7% as compared to the corresponding period last year. Cost of revenue, as a percentage of revenue, increased 1.0% to 88.2% for the six months ended March 31, 2009, as compared to the corresponding period last year. The increase in cost of revenue as a percentage of revenue was driven by the cost of revenue of Peter Brown. Excluding Peter Brown, cost of revenue as a percentage of revenue remained flat at 87.3% compared to 87.2% for the same period last year.

Our gross profit for the six months ended March 31, 2009, increased $5.8 million, or 15.2%, as compared to the corresponding period last year. Of this increase, $2.2 million was provided by the Peter Brown acquisition. Excluding the gross profit provided by Peter Brown, gross profit increased by approximately $3.6 million or 9.4% as compared to the corresponding period last year. Gross profit, as a percentage of revenue, decreased 1.0% to 11.8% for the six months ended March 31, 2009, as compared to the corresponding period last year. The decrease in gross profit as a percentage of revenue is primarily driven by Peter Brown’s gross profit as a percentage of revenue. Excluding Peter Brown, gross profit as a percentage of revenue decreased slightly by 0.1 % to 12.7% from the same period last year. This decrease was driven primarily by an increased use of subcontractors during the six months ended March 31, 2009.

Our general and administrative expenses for the six months ended March 31, 2009, increased $1.0 million, or 3.5%, as compared to the corresponding period last year. Excluding the general and administrative expenses from Peter Brown, general and administrative expenses remained flat at $29.3 million for the six months ended March 31, 2009 and 2008. The Peter Brown acquisition also resulted in increased general administrative costs of $1.0 million as compared to the previous year. These increases were partially offset by reductions in general and administrative expenses due to cost controlling measures.

Our income from operations for the six months ended March 31, 2009, increased $4.8 million, or 52.6%, as compared to the corresponding period last year, for the reasons stated above.

2. Segment Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Consulting Services

	Three Months Ended March 31,
(in thousands)	2009	2008	$ Change	% Change
Revenue	$159,509	$152,355	$7,154	4.7%
Cost of revenue	134,477	132,744	1,733	1.3%

Gross profit	$25,032	$19,611	$5,421	27.6%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended March 31,
	2009	2008
Revenue	100.0%	100.0%
Cost of revenue	84.3	87.1

Gross profit	15.7%	12.9%

Revenue

Revenue for our Consulting Services segment for the three months ended March 31, 2009 increased $7.2 million, or 4.7% to $159.5 million as compared to $152.3 million in the corresponding period last year. The increase in revenue was primarily attributable to our disaster response contracts with FEMA following Hurricane Ike and work from multiple Competitive Renewable Energy Zones electric transmission line projects, which will continue to provide revenue through the remainder of fiscal year 2009 and into the next fiscal year. The increase in revenue from these projects was partially offset by declines in revenue resulting from the general economic downturn during the second half of 2008, which has continued into 2009.

Cost of Revenue

Cost of revenue for our Consulting Services segment for the three months ended March 31, 2009 increased $1.7 million, or 1.3% to $134.5 million as compared to $132.7 million in the corresponding period last year. Cost of revenue as a percentage of revenue decreased 2.8% to 84.3% for the first three months ended March 31, 2009, from 87.1% for the same period in 2008. The slight decrease is due to a significant decrease in indirect salaries and indirect expenses, resulting from staff reductions as well as a greater emphasis on controlling costs.

Gross Profit

Gross profit for our Consulting Services segment for the three months ended March 31, 2009 increased $5.4 million, or 27.6% to $25.0 million as compared to $19.6 million in the corresponding period last year. Gross profit as a percentage of revenue increased 2.8% to 15.7% for the first three months ended March 31, 2009, as compared to the same period in 2008. The increase in gross profit was primarily attributable to the combination of revenue growth, as discussed previously, combined with an increased emphasis on the reduction of costs.

Construction Management

	Three Months Ended March 31,
(in thousands)	2009	2008	$ Change	% Change
Revenue	$43,055	$—	$43,055	N/A
Cost of revenue	40,821	—	40,821	N/A

Gross profit	$2,234	$—	$2,234	N/A

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended March 31,
	2009	2008
Revenue	100.0%	—%
Cost of revenue	94.8	—

Gross profit	5.2%	—%

Revenue

Revenue for our Construction Management segment for the three months ended March 31, 2009, was $43.1 million.

Revenues for our Construction Management segment are generated primarily from the public sector, which comprises 92% of the total revenue. Within the public sector, revenues are generated from several sources, including local government entities colleges and universities, local school boards and state government Revenues are derived principally from two major delivery methods: construction management and design build.

The revenue from our Construction Management segment was primarily provided by several public sector projects, including the University of South Florida Dorm project, Polk County Jail, Liberty County Florida K-8 School, and the Lowndes County (GA) Jail expansion. Additionally, we performed work for other clients including the State of Florida, St. Petersburg College, Florida State University, and the Brevard, Hillsborough, and Pinellas County School Boards.

Cost of Revenue

Cost of revenue for our Construction Management segment for the three months ended March 31, 2009 was $40.8 million. Cost of revenue as a percentage of revenue was 94.8% for the first three months ended March 31, 2009. The total cost of revenue is made up of direct labor, material, subcontracted work and field overhead. As a percentage of cost of revenue, over 81% of the total construction costs relate to the subcontracted work with labor expending 4.6%, materials 6.5% and overhead 3.3%.

Gross Profit

Gross profit for our Construction Management segment for the three months ended March 31, 2009 was $2.2 million. Gross profit, as a percentage of revenue, was 5.2% for the three months ended March 31, 2009.

Six months Ended March 31, 2009 Compared to Six months Ended March 31, 2008

Consulting Services

	Six Months Ended March 31,
(in thousands)	2009	2008	$ Change	% Change
Revenue	$323,002	$295,204	$27,798	9.4%
Cost of revenue	279,325	257,236	22,089	8.6%

Gross profit	$43,677	$37,968	$5,709	15.0%

The following table presents the percentage relationship of certain items to revenue:

	Six Months Ended March 31,
	2009	2008
Revenue	100.0%	100.0%
Cost of revenue	86.5	87.1

Gross profit	13.5%	12.9%

Revenue

Revenue for our Consulting Services segment for the six months ended March 31, 2009 increased $27.8 million, or 9.4% to $323.0 million as compared to $295.2 million in the corresponding period last year.

The increase in revenue was primarily attributable to the disaster recovery contracts with FEMA following Hurricane Ike. Additional revenue was provided by several Competitive Renewable Energy Zones high voltage transmission line projects, for which work began during the beginning part of the 2009 fiscal year. The increase in revenue provided by these projects was partially offset by declines in revenue resulting from the general economic downturn during the second half of 2008, which has continued into 2009.

Cost of Revenue

Cost of revenue for our Consulting Services segment for the six months ended March 31, 2009 increased $22.1 million, or 8.6% to $279.3 million as compared to $257.2 million in the corresponding period last year. Cost of revenue as a percentage of revenue decreased 0.6% to 86.5% for the six months ended March 31, 2009, as compared to the same period in 2008.

The increase in cost of revenue resulted primarily from the large increase in the usage of subcontractors for the FEMA disaster response contracts in the Texas Gulf Coast region. The slight decrease in cost of revenue as a percentage of revenue was due to an overall decrease in indirect salaries and overhead expenses, resulting from staff reductions as well as a greater emphasis on controlling costs.

Gross Profit

Gross profit for our Consulting Services segment for the six months ended March 31, 2009 increased $5.7 million, or 15.0% to $43.7 million as compared to $38.0 million in the corresponding period last year. Gross profit as a percentage of revenue increased 0.6% to 13.5% for the six months ended March 31, 2009, as compared to the same period in 2008.

The increase in gross profit was primarily attributable to the combination of revenue growth, as discussed previously, combined with a greater emphasis on the reduction of costs.

Construction Management

	Six Months Ended March 31,
(in thousands)	2009	2008	$ Change	% Change
Revenue	$43,055	$—	$43,055	N/A
Cost of revenue	40,821	—	40,821	N/A

Gross profit	$2,234	$—	$2,234	N/A

The following table presents the percentage relationship of certain items to revenue:

	Six Months Ended March 31,
	2009	2008
Revenue	100.0%	—%
Cost of revenue	94.8	—

Gross profit	5.2%	—%

Revenue

Revenue for our Construction Management segment for the six months ended March 31, 2009 was $43.1 million. The revenue for the six months ended March 31, 2009 is the same as for three months ended March 31, 2009, as Peter Brown was acquired on December 31, 2008. The revenue was primarily attributable to several large public sector projects, as discussed previously.

Cost of Revenue

Cost of revenue for our Construction Management segment for the six months ended March 31, 2009 was $40.8 million. Cost of revenue, as a percentage of revenue, was 94.8% for the first six months ended March 31, 2009. The cost of revenue for the six months ended March 31, 2009 is the same as for three months ended March 31, 2009, as Peter Brown was acquired on December 31, 2008.

Gross Profit

Gross profit for our Construction Management segment for the six months ended March 31, 2009 was $2.2 million. Gross profit, as a percentage of revenue, was 5.2% for the first six months ended March 31, 2009. The gross profit for the six months ended March 31, 2009 is the same as for three months ended March 31, 2009, as Peter Brown was acquired on December 31, 2008.

Income Taxes

The income tax provisions were $3.8 million and $2.1 million, and $5.7 million and $4.2 million which represented effective tax rates of 47.3% and 45.1% and 47.9% and 47.4%, for the three-month and six-month periods ended March 31, 2009 and 2008, respectively.

Our effective tax rate is based on expected income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the we operate. Significant judgment is required in determining the effective tax rate and in evaluating our tax positions. We establish reserves when, despite its belief that the tax return positions are fully supportable, it believes that certain positions, if challenged by the taxing authorities will likely be resolved unfavorably to us. These reserves are adjusted in light of changing facts and circumstances, such as the progress of a tax audit or current developments in tax law. Our annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome, or the timing of resolution of any particular matter, we believe that our reserves reflect the probable outcome of known tax contingencies. Resolution of the tax contingencies would be recognized as an increase or decrease to the tax rate in the period of resolution.

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

As of March 31, 2009, the Company had total unrecognized tax benefits of $18.0 million. During the quarter ended March 31, 2009, the Company had no significant changes in these tax positions related to the current or prior reporting periods, changes in settlements with taxing authorities, nor as a result of the lapse of any applicable statues of limitations.

On February 21, 2008, the Company filed an application with Internal Revenue Service to change its overall method of tax reporting from the cash method to the accrual method, effective with the tax year ending September 30, 2008. The effect of this change is to increase the estimated current taxable income by approximately $99 million on a pro rata basis over the four years following the method change. This method change had no impact on the Company’s overall provision of income taxes. As of March 31 2009, the liability for the first year of the method change has been paid. The liability for the second year of the method change is included as a component of accounts payable and accrued expenses in the accompanying consolidated balance sheet as of March 31, 2009. The liability for the third year of the method change is included as a component of the current deferred tax liability and for the fourth year of the method change, included as a component of the non-current deferred income tax asset, in the accompanying consolidated balance sheet as of March 31, 2009.

The Company recognizes interest and penalties, if applicable, related to unrecognized tax benefits within the provision for income taxes in our condensed consolidated statement of operations. As of March 31, 2009, the Company had accrued approximately $2.5 million in interest and zero in penalties related to unrecognized tax benefits. During the six months ended March 31, 2009, the Company accrued $439,000 in interest related to unrecognized tax benefits.

As of March 31, 2009, the Company believes it is reasonably possible that the liability for unrecognized tax benefits at March 31, 2009, may decrease by approximately $5.2 million due to the completion of examinations or the expiration of the statute of limitations within 12 months of March 31, 2009.

On December 31, 2008, the Company acquired the stock of Peter. R. Brown Construction, Inc. For income tax purposes, the Company and the former shareholders of Peter R. Brown Construction, Inc. elected to treat this as an asset purchase under Internal Revenue Code section 338(h)(10). For income tax purposes, the goodwill and intangibles related to this acquisition will be amortized over a 15 year period.

The Company files tax returns with the U.S. Federal Government, various state and local jurisdictions, as well as Puerto Rico. With few exceptions, we are no longer subject to U.S. Federal, State and Local, or Puerto Rico examination by tax authorities for years before October 1, 2004.

3. Financial Condition and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $5.6 million in the six-month period ended March 31, 2009, as compared to net cash used in operating activities of $14.9 million in the same period in 2008. The increase in net cash provided by operating activities during the six-month period ended March 31, 2009 from the same period in 2008 was primarily due to a decrease in accounts receivable of $9.0 million (excluding accounts receivable acquired from Peter Brown) during the six months ended March 31, 2009, compared to an increase in accounts receivable of $1.2 million for the same period in 2008, and a smaller increase in unbilled fees in the six-months ended March 31, 2009 compared to the same period in 2008. Unbilled fees increased $17.2 million (excluding the unbilled fees acquired from Peter Brown Construction) in the three months ended March 31, 2009 compared to an increase in unbilled fees of $27.3 million in the same period in 2008. The increase in cash provided by operating activities was partially offset by a decrease of $7.4 million in the provision for deferred income taxes at March 31, 2009, from September 30, 2008, in comparison to an increase of $7.4 million at March 31, 2008, from September 30, 2007.

Our operating cash flows are heavily influenced by changes in the levels of accounts receivables, unbilled fees and billings in excess of cost. Unbilled fees are created when we recognize revenue. The unbilled fees are normally invoiced the month after the revenue is recognized unless there are contractual provisions which dictate the timing of billing. Unbilled fees which are not invoiced the month following revenue are normally invoiced within the following two months. These account balances as well as days sales outstanding, or DSO, in accounts receivable and unbilled fees, net of billings in excess of cost, can vary based on contract terms and contractual milestones and the timing and size of cash receipts. DSO decreased to 94 days for the six-month period ended March 31, 2009, from 103 days for the fiscal year ended September 30, 2008. We calculate DSO by dividing accounts receivable, net and unbilled fees less billings in excess of cost by average daily gross revenue for the applicable period. DSO for the six-months ended March 31, 2009 excludes the effects of the acquisition of Peter Brown. The decrease in DSO was driven by the decrease in receivables and unbilled fees as explained below. DSO for the three months ended March 31, 2009 including Peter Brown is 87 days.

Accounts receivable increased by 11.9% to $114.7 million at March 31, 2009 from $102.5 million at September 30, 2008. This increase was driven by the acquisition of Peter Brown which increased accounts receivable by $22.6 million. Excluding the effect of the accounts receivable acquired in the acquisition, accounts receivable at March 31, 2009 decreased by $10.4 million or 10.2% from the balance at September 30, 2008. This decrease was primarily due to the recovery of delays in billings and collections throughout fiscal 2008 due to the implementation of the ERP system. The allowance for doubtful accounts increased by 101% to $3.9 million, or 3.4% of accounts receivable, at March 31, 2009 from $1.9 million, or 1.8% of accounts receivable, at September 30, 2008. Overall the aging of accounts receivable at March 31, 2009, has remained comparable to the aging of accounts receivable at September 30, 2008. The increase in the allowance for doubtful accounts relates to the deterioration in the financial condition of several of our real estate development clients. We continuously monitor collection efforts and assess the allowance of doubtful accounts. Based on this assessment at March 31, 2009, we have deemed the allowance for doubtful accounts to be adequate. Unbilled fees increased by 23.0% to $94.4 million at March 31, 2009 from $76.7 million at September 30, 2008. Excluding the effect of the unbilled fees acquired in the Peter Brown acquisition, unbilled fees increased by 10.2% to $84.5 million at March 31, 2009 from $76.7 million at September 30, 2008. Historically, unbilled fees are primarily related to work performed in the last month of the fiscal period. Billings usually occur in the month after we recognize the revenue in accordance with the specific contractual provisions. The increase in unbilled fees relates primarily to approximately $5.6 million of unbilled fees related to March 2009 revenue on the FEMA project related to Hurricane Ike of which had not been billed. Also included in unbilled fees is unbilled retainage which is $12.9 million at March 31, 2009. Unbilled retainage on projects will be billed at the completion of the project. Approximately 72% of the unbilled fees, net of unbilled retainage at March 31, 2009 was billed as of April 30, 2009. The remainder is expected to be billed within the next two months.

Cash Flows from Investing Activities

Net cash used in investing activities was $10.5 and $8.7 million for the six-month periods ended March 31, 2009 and 2008, respectively. Investing activities relating to purchases of property and equipment, such as survey equipment, computer systems, software applications, furniture and equipment and leasehold improvements were $6.0 million and $6.2 million during the six-month periods ended March 31, 2009 and 2008, respectively. The increase in cash used in investing activities during the six-month period ended March 31, 2009 from the same period in 2008 was primarily attributable the purchase of marketable equity securities of $2.9 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six-month period ended March 31, 2009 was $8.2 million as compared to $15.4 million in the same period ended March 31, 2008. The $7.2 million decrease in net cash provided by financing activities during the six-month period ended March 31, 2009 from the same period in 2008 was primarily attributable to a reduction in the amount of net borrowings under the line of credit of $20 million, partially offset by cash proceeds from the refinance of an existing mortgage of $7.1 million, net of cash paid, to pay off the previous mortgage, cash proceeds of $4.0 million from loans against the cash surrender value of our life insurance policies, as well a decrease in net cash used in the purchase and sale of common stock.

Capital Resources

The Company has a $60 million line of credit agreement with Bank of America, N.A., referred to as the Bank, with a maturity of October 2011. The line of credit agreement provides for the issuance of letters of credit which reduce the maximum amount available for borrowing. As of March 31, 2009 and September 30, 2008, the Company had letters of credit outstanding totaling $1.2 million and $4.7 million, respectively. Included in the September 30, 2008 balance are letters of credit for $3.5 million relating to bond insurance for PBS&J Constructors, Inc. and $582,000 to guarantee insurance payments. As a result of the issuance of these letters of credit and outstanding borrowings, the maximum amount available for borrowing under the line of credit was $52.7 million and $48.7 million as of March 31, 2009 and September 30, 2008, respectively.

The interest rate (1.05% at March 31, 2009 and 3.53% at September 30, 2008) is, at the Company’s option either, LIBOR plus 50 basis points (currently in use) or prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The rate increases to LIBOR plus 75 basis points or prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The line of credit is collateralized by substantially all of the Company’s assets. The Company was in compliance with all financial covenants and ratios as of March 31, 2009.

In October 2008, the Company refinanced the existing mortgage note with an original principal amount of $9.0 million and entered into a new seven-year mortgage note in the amount of $13.6 million due in monthly installments, including interest, over a twenty year amortization period with a balloon payment due on November 1, 2015. The interest rate (2.77% at March 31, 2009) on the mortgage note is based on LIBOR plus 2.27% per annum. In order to minimize the adverse impact of floating interest rate risks, the Company also entered into an interest rate swap agreement, referred to as the swap. The swap effectively converts the floating interest rate on the mortgage note to a fixed rate of 6.2%. The new mortgage note includes the same financial covenants as the line of credit. The mortgage note is collateralized by the Company’s office building located in Maitland, Florida. The Company was in compliance with all financial covenants and ratios as of March 31, 2009.

Some of the Company’s and its subsidiaries’ contracts require it to provide performance and payment bonds, which are obtained from a surety company. The surety company in turn requires that the Company and all of its subsidiaries enter into indemnity agreements, which provide that if the Company or any of its subsidiaries were unable to meet its contractual obligations to a customer and the surety paid its customer the amount due under the bond, the surety can seek indemnification for such amounts from the Company or any of its subsidiaries. In connection with the acquisition of Peter Brown, the Company entered into a General Agreement of Indemnity for Contractors with Safeco Insurance Companies (Safeco), which requires the Company and its subsidiaries to indemnify Safeco for any amounts paid by the surety. In addition, on December 31, 2008, the Company entered into a Rider to the General Agreement of Indemnity, dated October 11, 2007 between the Company and its subsidiaries and Continental Casualty Company and several of its affiliates (CNA Surety) to add Peter Brown as a party to the agreement. Pursuant to the General Agreement of Indemnity, as amended by the Rider, the Company and all of its subsidiaries, including Peter Brown, are required to indemnify CNA Surety in connection with any amounts paid by the surety to customers of the Company or any of its subsidiaries. The two surety companies are jointly liable for any claims.

At March 31, 2009, the cost to complete on our $298.0 million of outstanding bid, performance and payment bonds was $280.0 million. The foregoing description of the surety programs is not complete and is qualified in its entirety by reference to the full text of the programs, which was filed as Exhibits 10.15, 10.16 and 10.17, respectively, to the December 31, 2008 Quarterly Report on Form 10-Q and are incorporated herein by reference.

Our capital expenditures are generally for purchases of property and equipment. We spent $6.0 million and $6.2 million on such expenditures for the six-month periods ended March 31, 2009 and 2008, respectively.

We carry insurance to cover fiduciary and crime liability. The policy is renewed on an annual basis and was in effect for the periods in which the Participants misappropriated funds. We filed a claim under the annual policy for the period ending in April 2005, to recover some of the misappropriation losses which resulted from the embezzlement. In January 2007, we received $2.0 million, the stated limit under the 2005 Policy. In August 2007, we filed suit seeking a declaration that the insurance carrier is obligated to us for losses suffered as a result of the embezzlement for policy years 1991 through 2004. The amount of recovery sought for those policy years is $17 million. In August 2008, the initial motion for summary judgment was denied by the court. In September 2008, the Company filed a notice of appeal. At the present time, we are unable to predict the likely outcome of this legal action and accordingly have not recorded any insurance receivable or reserve.

The Company’s bylaws provide that the Company’s board of directors shall establish a stock offering window at least once per year. The stock window allows full time and part time regular employees and outside directors to purchase shares of Class A common stock and existing shareholders to offer shares of Class A common stock for sale to the Company. Shares may be purchased with funds set aside prior to the window through the PBSJ Corporation 2008 Employee Payroll Stock Purchase Plan or ESPP, at 90% of fair value. Under its bylaws, the Company has the right of first refusal to purchase these shares. If the Company declines to purchase the offered shares, they are offered to the Employee Profit Sharing and Stock Ownership Plan and Trust and then to all shareholders of the Company.

During the second quarter of fiscal year 2008, the Company opened the stock window for the purchase and/or sale of shares by eligible employees and outside directors at a price of $29.68. Purchasers of shares were given several options for payment, including payroll deductions, balloon payments, up front cash or some combination thereof. The last payroll deduction was made on November 28, 2008 and shares issued in consideration of other promises to pay were required to be paid by December 5, 2008. At September 30, 2008, the outstanding balance due to the Company on the shares sold was $1.5 million and is included in other current assets in the accompanying condensed consolidated balance sheet. During the first quarter of fiscal year 2009, $1.2 million of the outstanding balance due to the Company on the shares sold was received and the balance was expired without payment resulting in cancelation of 10,828 shares. There was no outstanding balance at March 31, 2009.

At September 30, 2008, the Company had a liability of $7.5 million and a promissory note of $2.0 million for repurchases during fiscal year 2008 which is reflected in stock redemption payable and other liabilities, respectively, in the accompanying condensed consolidated balance sheet as of September 30, 2008. During the first quarter of fiscal 2009, the Company paid all but $2.1 million of the stock redemption payable at September 30, 2008 and converted $2.1 million of the redemptions payable into a note which is reflected in other liabilities in the accompanying condensed balance sheet as of March 31, 2009.

During the second quarter of fiscal year 2009, the Company opened the stock window for the purchase and/or redemption of shares by eligible employees and outside directors and sold 63,179 shares for an aggregate of $1.8 million. The number of shares purchased through the ESPP amounted to 17,444 and were discounted to $26.14 while the remaining balance of shares were purchased at $29.04. The Company also issued stock in the amount of $4.0 million, in lieu of cash payment, for a portion of the matching contribution to the 401(k) plan for calendar year 2008.

Additionally, during the six months ended March 31, 2009, the Company repurchased 388,500 shares of Class A common stock for an aggregate amount of $11.3 million. At March 31, 2009 the outstanding balance owed for redemptions was $10.9 million and is included in stock redemptions payable in the accompanying condensed consolidated balance sheet.

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

4. Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases for most of our office facilities and certain equipment and letters of credit. The letters of credit reduce the maximum amount available for borrowing. As of March 31, 2009 and September 30, 2008, we had letters of credit totaling $1.2 million and $4.7 million, respectively. Included in the September 30, 2008 balance are letters of credit for $3.5 million relating to bond insurance for PBS&J Constructors, Inc. and $582,000 to guarantee insurance payments. No amounts have been drawn on any of these letters of credit.

5. Related Party Transactions

Information with respect to related party transactions is incorporated by reference to Note 13 to our condensed consolidated financial statements included herein for the quarter ended March 31, 2009.

6. Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is incorporated by reference to Note 1 to our condensed consolidated financial statements included herein for the quarter ended March 31, 2009.

7. Critical Accounting Policies

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

The interest rate (1.05% at March 31, 2009 and 3.53% at September 30, 2008) on our revolving line of credit is at our option, either LIBOR plus 50 basis points (currently in use) or Prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The rate increases to LIBOR plus 75 basis points or Prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. We mitigate interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit. As of December 31, 2008, the fair value of the debt approximates the outstanding principal balance due to the variable rate nature of such instruments. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The line of credit is secured by substantially all of the Company’s assets. The Company was in compliance with all financial covenants and ratios as of March 31, 2009.

In October 2008, the Company refinanced the existing mortgage note with an original principal amount of $9.0 million and entered into a new seven-year mortgage note in the amount of $13.6 million due in monthly installments, including interest, over a twenty year amortization period with a balloon payment due on November 1, 2015. The interest was 2.77%, at March 31, 2009 based on LIBOR plus 2.27% per annum. In order to minimize the adverse impact of floating interest rate risks, the Company also entered into an interest rate swap agreement, referred to as the swap. The swap effectively converts the floating interest rate on the mortgage note to a fixed rate of 6.2%. The new mortgage note includes the same financial covenants as the line of credit. The mortgage note is secured by the Company’s office building located in Maitland, Florida. The Company was in compliance with all financial covenants and ratios as of March 31, 2009.

The interest rate under our revolving line of credit is variable and accordingly we have exposure to market risk. To the extent that we have borrowings outstanding, there is market risk relating to the amount of such borrowings. We estimate that a one-percentage point increase in interest rates for debt outstanding of $6.1 million as of March 31, 2009 would have resulted in additional annualized interest costs of approximately $61,000.

The sensitivity analysis, described above, contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

Item 4T.	Controls and Procedures

Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Evaluation of disclosure controls and procedures

As of March 31, 2009, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, management, including the CEO and the CFO, concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective because of the identification of a material weakness in our revenue recognition controls.

In light of this material weakness, the Company performed additional analyses and procedures in order to conclude that its consolidated financial statements for the period presented in this report were presented in accordance with generally accepted accounting principles in the United States of America for such financial statements. As a result of these additional procedures, the Company believes that the condensed consolidated financial statements, and other financial information, included in this Quarterly Report on Form 10-Q fairly present in all material respects the financial condition, results of operations and cash flows as of, and for, the periods presented in this report.

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2009, management implemented corrective actions to improve our internal controls over financial reporting, focused on internal controls surrounding revenue recognition. Specifically, our operations and project management personnel conducted extensive training programs for our project managers, division managers and contracts administration staff involved in the projects to cash cycle to ensure the accuracy of our financial reporting. Our Information Systems group implemented additional change management processes to ensure data integrity and validation of operational reports used in the revenue recognition process. In addition, the Company has implemented more effective system prevent controls to replace manual detect controls. The Company continues to review and potentially reengineer the process and controls around the revenue recognition process and implement additional policies and procedures as necessary. We believe these actions, when completely implemented, will remediate the material weakness described above. However, even after the complete implementation of these actions, a sufficient period of time will need to elapse in order to allow management sufficient time to adequately confirm, through testing, that its internal controls over financial reporting, as revised, are operating effectively.

Other than the material weakness, and the related corrective actions commenced by the Company to remediate this material weakness, described above there has been no change in the Company’s internal control over financial reporting during the second quarter of fiscal 2009.

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

Information with respect to legal proceedings is incorporated by reference from Note 11 of our condensed consolidated financial statements included herein.

ITEM 1A.	Risk Factors

Information about risk factors for the three-month and six-month periods ended March 31, 2009 does not differ materially from that set forth in Part I, Item1A, of our 2008 Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
January 1 - January 31	—		$—	—	—
February 1 - February 28	—		$—	—	—
March 1 - March 31	375,002	(1)	$29.04	—	—

Total	375,002		$29.04	—	—

(1)	Represents shares repurchased during the quarter due to the stock window and from terminating employees.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

Amendment to the Company’s 2008 Employee Stock Ownership and Director Purchase Plan

On May 14, 2009, the Company adopted an amendment (the “Direct Purchase Plan Amendment”) to the 2008 Employee Stock Ownership and Direct Purchase Plan (the “Direct Purchase Plan”) in order to: (i) clarify that independent appraisals of the Company’s shares may be conducted more frequently than once per year, and (ii) amend the provisions governing the repurchase of shares by the Company to conform to the Company’s by-laws. The foregoing description of the Direct Purchase Plan Amendment is not complete and is qualified in its entirety by reference to the full text of the Direct Purchase Plan Amendment, a copy of which is filed herewith as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and the Direct Purchase Plan, which was filed as Exhibit 10.34 to the Registration Statement on Form S-8 (File No. 333-148819) filed by the Company on January 23, 2008 and which are each hereby incorporated by reference thereto.

Amendment to the Company’s 2008 Employee Payroll Stock Purchase Plan

On May 14, 2009, the Company adopted an amendment (the “Payroll Plan Amendment”) to the 2008 Employee Payroll Stock Purchase Plan (the “Payroll Purchase Plan”) in order to in order to clarify that independent appraisals of the Company’s shares may be conducted more frequently than once per year. The foregoing description of the Payroll Purchase Plan Amendment is not complete and is qualified in its entirety by reference to the full text of the Payroll Purchase Plan Amendment, a copy of which is filed herewith as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference, and to the Payroll Purchase Plan, which was filed as Exhibit 10.35 to the Registration Statement on Form S-8 (File No. 333-148819) filed by the Company on January 23, 2008 and which are each hereby incorporated by reference thereto.

ITEM 6.	Exhibits

A list of exhibits to this Report is set forth in the Exhibit Index appearing elsewhere in this Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The PBSJ Corporation
(Registrant)

Dated:	May 15, 2009	/s/ John B. Zumwalt III
John B. Zumwalt
Chairman of the Board and Chief Executive Officer

Dated:	May 15, 2009	/s/ Donald J. Vrana
Donald J. Vrana
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment, dated May 14, 2009, to The PBSJ Corporation 2008 Employee Payroll Stock Purchase Plan.

10.2	Amendment, dated May 14, 2009, to The PBSJ Corporation 2008 Employee Stock Ownership and Direct Purchase Plan.

23.1	Consent of Willamette Management Associates.

23.2	Consent of Sheldrick, McGhee & Kohler, LLC.

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.