Form 10-Q
period 2009-06-30
PBSJ CORP /FL/
filed 2009-08-14
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

☐	Large accelerated filer		☐	Accelerated filer

☒	Non-accelerated filer	(Do not check if Smaller Reporting Company)	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of July 31, 2009, there were 5,860,030 shares of Common Stock Class A, $0.00067 par value per share, outstanding.

THE PBSJ CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2009

PART I FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statement

THE PBSJ CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(Amounts in thousands, except share and per share amounts)	June 30, 2009	September 30, 2008
Assets
Current Assets:
Cash and cash equivalents	$10,705	$4,049
Marketable equity securities at fair value	3,357	—
Accounts receivable, net	118,810	102,492
Unbilled fees, net	89,863	76,742
Deferred income taxes, current	—	3,598
Other current assets	6,325	6,231

Total current assets	229,060	193,112
Property and equipment, net	36,609	35,945
Cash surrender value of life insurance	7,391	11,227
Deferred income taxes, non current	2,920	—
Goodwill	32,307	23,071
Intangible assets, net	9,577	1,273
Other assets	3,741	4,049

Total assets	$321,605	$268,677

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$134,430	$98,172
Stock redemption payable	—	7,522
Accrued reimbursement liability	946	2,186
Current portion of long-term debt	8,013	7,134
Current portion of capital leases	158	297
Accrued vacation	13,853	13,394
Billings in excess of costs	6,886	5,763
Deferred income taxes, current	13,948	—

Total current liabilities	178,234	134,468

Deferred income taxes, non current	—	9,382
Long-term debt, less current portion	12,467	5,885
Capital leases, less current portion	48	138
Deferred compensation	12,799	12,325
Other liabilities	32,550	40,228

Total liabilities	236,098	202,426

Stockholders’ Equity:
Common stock Class A, par value $0.00067, 15,000,000 shares authorized, 5,856,442 and 5,822,649 shares issued and outstanding at June 30, 2009 and September 30, 2008	4	4
Common stock Class B, non-voting, par value $0.00067, 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2009 and September 30, 2008	—	—
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2009 and September 30, 2008	—	—
Retained earnings	85,357	66,345
Accumulated other comprehensive income (loss)	149	(7)
Employee shareholder loan	(3)	(91)

Total stockholders’ equity	85,507	66,251

Total liabilities and stockholders’ equity	$321,605	$268,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PBSJ CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

(Amounts in thousands, except per share amounts)	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Revenue	$218,400	$155,482	$593,336	$455,691
Cost of revenue	191,038	133,088	521,650	394,817

Gross profit	27,362	22,394	71,686	60,874

General and administrative expenses	17,046	20,036	47,367	49,338

Income from operations	10,316	2,358	24,319	11,536

Other income (expense):
Interest expense	(146)	(358)	(812)	(719)
Other, net	15	17	45	125
Gain (loss) on interest rate swap	341	—	(1,079)	—

Total other income (expense)	210	(341)	(1,846)	(594)

Income before income taxes	10,526	2,017	22,473	10,942

(Benefit) provision for income taxes	(2,328)	(3,531)	3,399	696

Net income	$12,854	$5,548	$19,074	$10,246

Net income per share:
Basic	$2.33	$0.92	$3.43	$1.66

Diluted	$2.29	$0.91	$3.35	$1.64

Weighted average shares outstanding:
Basic	5,516	6,008	5,568	6,163

Diluted	5,601	6,094	5,693	6,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PBSJ CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands)	Nine Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$19,074	$10,246
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,285	8,323
Loss on sale of property and equipment	82	15
Amortization of deferred gain on sale-leaseback of office building	(999)	(999)
Loss on interest rate swap	1,079	—
Provision for bad debts and unbillable amounts	2,488	47
(Benefit) provision for deferred income taxes	(7,794)	7,383
Amortization of deferred compensation and other changes	1,144	1,182
Excess tax benefit on vesting of restricted stock	(862)	(1,274)
Reversal of accrued reimbursement liability	(122)	(2,345)
Stock issued for compensation	47	—
Changes in:
Operating working capital	8,234	(27,053)
Non currrent assets and liabilities	(10,362)	(1,599)

Net cash provided by (used in) operating activities	22,294	(6,074)

Cash flows from investing activities:
Investment in life insurance policies	(4,155)	(597)
Purchases of marketable equity securities	(3,082)	—
Proceeds from cash surrender of life insurance policies	3,964	—
Acquisitions and purchase price adjustments, net of cash acquired	(2,796)	(1,999)
Proceeds from sales of property and equipment	7	45
Purchases of property and equipment	(7,489)	(8,265)

Net cash used in investing activities	(13,551)	(10,816)

Cash flows from financing activities:
Borrowings under line of credit	187,934	120,035
Payments under line of credit	(187,223)	(95,393)
Principal payments under mortgage note and capital lease obligations	(916)	(1,180)
Proceeds from refinance of mortgage note, net of cost	13,485	—
Payoff of existing mortgage note	(6,354)	—
Proceeds from loans against cash surrender life insurance policies	4,027	—
Excess tax benefit on vesting of restricted stock	862	1,274
Common stock:
Proceeds from sale of common stock and collection of employee shareholders’ loans	2,995	3,828
Payments for repurchase of common stock	(16,897)	(19,830)

Net cash (used in) provided by financing activities	(2,087)	8,734

Net increase (decrease) in cash and cash equivalents	6,656	(8,156)
Cash and cash equivalents at beginning of period	4,049	8,481

Cash and cash equivalents at end of period	$10,705	$325

Non-cash investing and financing activities:
Property and equipment financed under capital leases	$—	$831
Change in fair value of marketable securities available for sale	$274	$—
Payable to former shareholders for repurchase of stock	$—	$7,974
Notes payable issued in exchange for shares	$2,104	$—
Accrual for additional purchase price on acquisition	$3,000	$—
Stock window subscription receivable	$—	$2,074
Stock issued for 401k match	$4,008	$5,093
Stock window subscription cancellations	$321	$—
Stock issued for acquisition	$4,000	$200
Contingent interest accrual	$698	$—
Adoption of FIN No. 48, Accounting for uncertainty in income taxes	$—	$2,743
Pension adjustments	$37	$—
Cash paid for interest	$919	$708
Cash paid for income taxes	$1,552	$4,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

The PBSJ Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the interim reporting rules and regulations of the United States Securities and Exchange Commission, or SEC, for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the interim period contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of The PBSJ Corporation, its consolidated subsidiaries and PBS&J Caribe Engineering Services, C.S.P. and PBS&J, P.A., its consolidated affiliates as of June 30, 2009, and the results of operations and cash flows for the periods presented. All material inter-company transactions and accounts have been eliminated in the accompanying condensed consolidated financial statements. The terms the “Company”, “we”, “our”, and “us” refer to The PBSJ Corporation, its consolidated subsidiaries and its consolidated affiliates. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended September 30, 2008. The results of operations for the nine-month periods ended June 30, 2009 and 2008, are not necessarily indicative of the results to be expected for the entire fiscal year.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2009, up until the issuance of the financial statements, which occurred on August 14, 2009.

Presentation of Condensed Consolidated Statements of Operations

During the quarter ended March 31, 2009, in connection with the Company’s acquisition of Peter Brown Construction, Inc. on December 31, 2008, the Company undertook a review of the historical manner of presentation of its consolidated statement of operations and adopted a revised format which is in accordance with the Accounting Institute of Certified Public Accountants or AICPA Accounting Guide for Construction Companies. As a result, the Company has reclassified the presentation of contract related direct expenses, which had previously been presented under the caption “Direct Reimbursable Expenses” and “Direct Salaries and Direct Costs,” and contract related indirect expenses, which had previously been presented in “General and Administrative Expenses, Including Indirect Salaries.” These contracts related direct and indirect expenses are now classified in the caption as “Cost of Revenue”. This change in manner of presentation did not affect the Company’s income from operations, net income or the determination of income or loss on its contracts. Conforming changes have been made for all periods presented.

A summary of the financial statement line items affected by the revisions is presented below.

(in thousands)	Three Months Ended June 30,	Nine Months Ended June 30,
	2008	2008
Direct reimbursable expenses
As previously reported	$40,549	$111,052
Amount reclassified	(40,549)	(111,052)

As reported herein	$—	$—

Direct salaries and direct costs
As previously reported	$43,470	$125,627
Amount reclasssified	(43,470)	(125,627)

As reported herein	$—	$—

General and administrative expenses, including indirect salaries
As previously reported	$69,105	$207,476
Amount reclasssified	(49,069)	(158,138)

As reported herein	$20,036	$49,338

Cost of revenues
As previously reported	$—	$—
Amount reclasssified	133,088	394,817

As reported herein	$133,088	$394,817

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

Stock Valuation

The value of the Company’s stock is required to be determined by a formal valuation analysis performed by one or more outside, independent appraisal firms. The stock price established based on the appraisers’ valuation reports is utilized for the PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust, or the Trust/ESOP to set the price for direct employee-shareholder purchases, sales and redemptions.

The Company’s current policy is to utilize three independent appraisers to provide valuation reports. The two valuations that are closest in value are averaged to produce the stock price, with each receiving a 50% weight. The remaining valuation, designated the “outlier,” is excluded from the value calculation. The Audit Committee of the Board of Directors selects the appraisers each year to ensure they are independent and qualified. Willamette Management Associates and Sheldrick, McGehee & Kohler, LLC prepared the two valuations the Company used for the September 30, 2008 valuation that was finalized in January 2009.

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

The Company’s Valuation Committee reviews the valuation reports, including assumptions used, on behalf of both the Company and the Trust/ESOP and makes a recommendation to both the Trust/ESOP Committee and the Board of Directors whether the indicated stock price should or should not be accepted. The Trust/ESOP Committee has the opportunity to review the valuation recommendation and make comments before the valuation is accepted.

The stock price determined for the September 30, 2008 valuation was $29.04. This stock price was utilized for the stock offering window that took place during March 2009 and will be used for all other stock transactions until the next valuation is completed. During the first quarter of fiscal 2009, the Company utilized the September 30, 2007 stock price to record stock transactions, except for the Peter Brown acquisition described in Note 5 to our condensed consolidated financial statements. The valuations performed by the appraisers take into consideration forecasted financial activity for the three months subsequent to September 30, 2008. If, during the period subsequent to September 30, 2008 and prior to the date the stock price is determined, there were any significant transactions or significant variances between actual results compared to forecasted results provided to the valuation companies, these transactions or variances would be taken into consideration, as appropriate, in the valuation. Historically there have been no significant transactions between the date that stock price is determined and the stock trading window. However, if a significant transaction was to occur during this period the Company would update the stock price used for the stock trading window or any other transaction in which stock is issued.

The material assumptions used by the two independent appraisers whose appraisals were used to determine the stock value at September 30, 2008, are as follows:

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

Other Employee Stock Sales and Purchases

The Company’s bylaws provide that the Company’s Board of Directors shall establish a stock offering window at least once per year. The stock window allows full time and part time regular employees and outside directors to purchase shares of Class A common stock and existing shareholders to offer shares of Class A common stock for sale to the Company. Shares may be purchased by these employees and directors with funds set aside prior to the window through the PBSJ Corporation 2008 Employee Payroll Stock Purchase Plan, as amended, or ESPP, at 90% of fair value. Under the bylaws, the Company has the right of first refusal to purchase any shares offered to be sold by existing shareholders. If the Company declines to purchase the offered shares, they are offered to the Trust/ESOP and then to all shareholders of the Company.

During the second quarter of fiscal year 2008, the Company opened the stock window for the purchase and/or sale of shares by eligible employees and outside directors at a price of $29.68. Purchasers of shares were given several options for payment, including payroll deductions, balloon payments, upfront cash or some combination thereof. The last payroll deduction was made on November 28, 2008, and shares issued in consideration of other promises to pay were required to be paid by December 5, 2008. At September 30, 2008, the outstanding balance due to the Company on the shares sold was $1.5 million which is included in other current assets in the accompanying condensed consolidated balance sheet as of that date. During the first quarter of fiscal year 2009, $1.2 million of the outstanding balance due to the Company on the shares sold was collected and the remaining unpaid balance expired resulting in the cancelation of 10,828 shares.

At September 30, 2008, the Company had a liability of $7.5 million and a promissory note of $2.0 million for repurchases during fiscal year 2008 which is reflected in stock redemption payable and other liabilities, respectively, in the accompanying condensed consolidated balance sheet as of September 30, 2008. During the first quarter of fiscal 2009, the Company paid all but $2.1 million of the stock redemption payable at September 30, 2008 and converted $2.1 million of the redemptions payable into a note. At June 30, 2009, the balance of the note is $1.9 million and is reflected in other liabilities in the accompanying condensed consolidated balance sheet as of that date.

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

Additionally, the Company purchased 6,359 and 395,000 shares of Class A common stock for an aggregate amount of approximately $185,000 and $11.5 million, respectively, during the three months and nine months ended June 30, 2009. There was no outstanding balance at June 30, 2009 for stock redemptions payable.

Earnings per Share

A reconciliation of the number of shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Shares in thousands)	2009	2008	2009	2008

Weighted average shares outstanding—Basic	5,516	6,008	5,568	6,163
Effect of dilutive unvested restricted stock	85	86	125	86

Weighted average shares outstanding—Diluted	5,601	6,094	5,693	6,249

Marketable Equity Securities

Marketable equity securities consist of investments in mutual funds that are considered available-for-sale securities and are recorded at fair value. Changes in unrealized gains and losses for available-for-sale securities are charged or credited as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings. Investment security transactions are recorded on a trade date basis. The cost basis of investments sold is determined by the specific identification method. The following is a summary of the Company’s marketable equity securities at June 30, 2009:

(in thousands)	Cost	Unrealized Gain	Fair Value

Mutual Funds	$3,082	$274	$3,357

Total	$3,082	$274	$3,357

None of the Company’s marketable equity securities held at June 30, 2009, are in an unrealized loss position.

Comprehensive Income

Comprehensive income consists of net income, the minimum pension liability adjustment and unrealized gains and losses on marketable equity securities that, under Generally Accepted Accounting Principles, or GAAP, are excluded from net income.

The components of comprehensive income are as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net Income	$12,854	$5,548	$19,074	$10,246
Other comprehensive income:
Minimum pension liability adjustment, net of tax	(130)	20	(93)	57
Unrealized gain on marketable equity securities, net of tax	203	—	249	—

Total comprehensive income	$12,927	$5,568	$19,230	$10,303

Derivative Instruments and Hedging Activities

During the quarter ended December 31, 2008, the Company entered into an interest rate swap agreement, also referred to as the Swap, to manage its cash flow exposure associated with changing interest rates in connection with its Orlando mortgage. The Company accounts for the Swap in accordance with Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, or SFAS 133. The Company does not purchase or hold any derivative instruments for speculative or trading purposes. The interest rate swap agreement owned by the Company at June 30, 2009 is not designated as a hedge. Accordingly, adjustments to reflect changes in the fair value, which are adjusted monthly, are recorded in earnings.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles, or SFAS 168. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification, or the Codification, will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the fourth quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167. SFAS 167 amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for the Company’s fiscal year beginning October 1, 2010. The Company is currently evaluating the impact of this statement on its condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165. SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Among other things, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for the Company’s quarter ended June 30, 2009. The adoption of this statement did not have a material effect on the Company’s condensed consolidated financial statements.

In September 2006, the FASB issued SFAS, No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. At the beginning of the first quarter fiscal 2009, the Company partially adopted SFAS 157 as allowed by FASB Staff Position, or FSP, 157-2. FSP 157 delayed the effective date of SFAS 157 for nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarified the application of SFAS 157 in inactive markets, was issued in October 2008 and was effective with the adoption of SFAS 157. Beginning with the first quarter of fiscal 2009, the Company applied the provisions of SFAS 157 to its financial instruments and non-financial instruments which are disclosed on a recurring basis, and the impact was not material. Under FSP 157-2, the Company will not be required to apply SFAS 157 to all nonfinancial assets and liabilities until the beginning of fiscal 2010. The Company is currently reviewing the applicability of SFAS 157 to its nonfinancial assets and liabilities, as well as the potential impact on its condensed consolidated financial statements.

In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (ii) FSP 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2, and (iii) FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1 and APB 28-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company adopted the provisions of the three Staff Positions in the quarter ended June 30, 2009. The adoptions did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP 141(R)-1. FSP 141(R)-1 amends and clarifies SFAS No. 141(R) to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for business combinations occurring in the first quarter of fiscal 2010. The Company is currently evaluating the impact of this statement on its condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141(R). The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Company is required to adopt the recognition and related disclosure provisions of SFAS 141(R) beginning with interim periods of fiscal year ending September 30, 2010; earlier adoption is prohibited. The Company is currently evaluating the impact of this statement on its condensed consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, or SFAS 142. In developing assumptions about renewal or extensions, FSP 142-3 requires an entity to consider its own historical experience (or, if no experience, market participant assumptions) adjusted for the entity-specific factors in paragraph 11 of SFAS 142. FSP 142-3 expands the disclosure requirements of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is effective for the Company at the beginning of fiscal year 2010. Early adoption is prohibited. The Company does not believe the adoption of FSP 142-3 will have a material impact on its condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161. SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning October 1, 2009. The Company does not believe the adoption of this statement will have a material impact on its condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company chose not to elect the fair value option for eligible items, and accordingly, the adoption of SFAS 159 in the first quarter of fiscal 2009 had no impact on the Company’s condensed consolidated financial statements.

2.	Misappropriation Loss and Accrued Reimbursement Liability

In connection with an investigation conducted by independent counsel in a prior year, it was revealed that at least $36 million was misappropriated between January 1, 1998 and the discovery of the misappropriations in March 2005.

The Company determined that the misappropriation scheme led to the overstatement of overhead rates that the Company used to determine billings in connection with certain of its government contracts. As a result, some government clients were overcharged for the Company’s services. The Company determined corrected overhead rates considering both the impact of the misappropriations and the impact of additional errors identified. The Company and its advisors have been working with its government clients to finalize any refundable amounts and estimates that the cumulative refund amount, before any payments, resulting from the overstated overhead rates was $35.0 million through June 30, 2009.

Based on settlements to date and new information, the Company changed its estimate of the accrued reimbursement liability and recorded a reduction in the liability with a corresponding increase in revenues in the amount of $122,000, in the nine-month period ended June 30, 2009, and $197,000 and $2.2 million in the three-month and nine-month periods ended June 30, 2008, respectively. At June 30, 2009 and September 30, 2008, the accrued reimbursement liability was $946,000 and $2.2 million, respectively, in the accompanying condensed consolidated balance sheets.

The following table shows the activity in the accrued reimbursement liability during the nine-months ended June 30, 2009:

(in thousands)
Balance at September 30, 2008	$2,186
Payments	(1,118)
Adjustments	(122)

Balance at June 30, 2009	$946

During the course of the investigation, the Company identified and recovered certain assets acquired by the participants in the misappropriation using misappropriated Company funds. Assets recovered during the investigation and not yet liquidated, are recorded at estimated fair value less estimated costs to sell. At June 30, 2009 and September 30, 2008, the remaining assets held for sale, consisting of a condominium and jewelry, with a carrying value of approximately $393,000, have been included in other non-current assets in the accompanying condensed consolidated balance sheets as such assets did not meet the criteria to be classified as assets held for sale. The Company intends to sell the remaining assets as soon as practicable.

The Company carries insurance to cover fiduciary and crime liability. These policies are renewed on an annual basis and were in effect for the periods in which the participants misappropriated funds. The Company filed a claim under the crime policies in April 2005, to recover some of the misappropriation losses which resulted from the embezzlement. In January 2007, the Company received $2.0 million, the stated limit under the 2005 policy. In August 2007, the Company filed suit seeking a declaration that the insurance carrier is obligated to the Company for losses suffered as a result of the embezzlement for policy years 1991 through 2004. The amount of recovery sought for those policy years was $17.0 million. In August 2008, the initial motion for summary judgment was denied by the court. In September 2008, the Company filed a notice of appeal. At the present time, the Company is unable to predict the likely outcome of this legal action and accordingly, since the recovery is contingent upon the outcome, the Company has not recorded any insurance receivable.

3.	Fair Value Measurement

In the first quarter of fiscal 2009, the Company adopted SFAS 157 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires that the Company maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

As of June 30, 2009, the Company held assets that are required to be measured at fair value on a recurring basis. The following table presents information on these assets as well as the fair value hierarchy used to determine the fair value (in thousands):

		Fair Value Measurements at June 30, 2009
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Equity Securities	$3,357	$3,357	$—	$—

Total	$3,357	$3,357	$—	$—

Liabilities
Interest Rate Swap Liability	$825	$—	$825	$—

Total	$825	$—	$825	$—

The marketable securities include investments in mutual funds for which quoted market prices are available on active markets. The fair value of the Swap is estimated using industry standard valuation models using market-based observable inputs including interest rate curves.

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

The Company is the beneficiary of corporate-owned life insurance policies on certain current and former employees with a net cash surrender value of $7.4 million and $11.2 million at June 30, 2009 and September 30, 2008, respectively.

In December 2008, the Company received proceeds of $4.0 million through loans against the cash value of its life insurance policies. The loan balance is recorded net against the cash surrender value of life insurance in the accompanying condensed consolidated balance sheet at June 30, 2009. Additionally, in December 2008, the Company surrendered certain life insurance policies and received proceeds of $4.0 million, all of which was used to purchase a new life insurance policy.

5.	Acquisitions

On December 31, 2008, the Company acquired 100% of the issued and outstanding shares of capital stock of Peter R. Brown Construction, Inc., referred to as Peter Brown, for an aggregate purchase price of $16.0 million, composed of $12.0 million in cash, or $1.6 million net of cash acquired, and 137,741 shares of the Company’s Class A common stock valued at $4.0 million. The initial purchase price was allocated to the respective assets and liabilities based on their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in $11.9 million of intangible assets and $4.1 million of goodwill, all of which is deductible for tax purposes. The $11.9 million of intangible assets consist of $3.0 million in customer relationships, $5.0 million in backlog and $3.9 million in trademarks and trade names. During the quarter ended June 30, 2009, the estimated fair value of the customer relationships was reduced by $900,000 to $2.1 million, which resulted in an adjusted value of intangibles of $11.0 million and goodwill of $5.0 million. The weighted average useful life for customer relationships and backlog is 4.5 years. Trademarks and trade names are not amortized. Additionally, the Company paid acquisition costs in the amount of approximately $446,000 which have been recorded in goodwill.

The Company initially agreed to pay the Peter Brown sellers, in addition to the initial purchase price, contingent consideration of up to a maximum of $2.0 million per year for three years based on a percentage of the amount by which Peter Brown’s earnings before interest and taxes and backlog exceeded threshold amounts during each year in the three year period following the acquisition. Any such contingent consideration paid will be accounted for as additional purchase consideration and included in goodwill in the period it is paid.

For income tax purposes, the Company and the former shareholders of Peter Brown elected to treat the sale of Peter Brown as an asset purchase under Internal Revenue Code section 338(h)(10). In connection with this election, in May 2009, the Company paid an additional $734,000 in purchase price to the sellers, which was recorded as additional goodwill.

In June 2009, the Company entered into amended and restated employment agreements with the sellers of Peter Brown. In lieu of any contingent consideration amounts payable under the terms of the previous agreements, the amended employment agreements provide that each of the sellers is entitled to receive a cash payment of $1 million on or before July 1, 2009. In addition, the sellers remain eligible to receive an additional cash payment on or before December 31, 2011 of up to an additional $1 million each based on Peter Brown(x) backlog at September 30, 2011 and (y) cumulative earnings before interest and taxes during the period from January 1, 2009 to September 30, 2011. Two-thirds of the additional amount payable under the amended employment agreements will be based on Peter Brown achieving certain earnings targets (although no additional payment based on earnings will be paid if Peter Brown achieves less than 75% of its earnings targets), and one-third of such amount payable under the amended employment agreements will be based on Peter Brown achieving certain targeted backlog amounts. Pursuant to the terms of the amended employment agreements, the Company paid $3.0 million in additional purchase price to the sellers on July 1, 2009, which was recorded as goodwill and included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet at June 30, 2009.

The following table details net assets acquired:

(in thousands)

Cash and cash equivalents	$10,446
Accounts receivable	15,072
Unbilled fees	9,011
Other current assets	24
Property and equipment, net	853
Intangible assets	11,000
Goodwill	9,181

Total assets acquired	55,587

Accounts payable and accrued expenses	31,371
Billings in excess of cost	3,827
Other liabilities	208

Total liabilities assumed	35,406

Net assets acquired	$20,181

Peter Brown is a construction management company, serving long-term clients in Florida and Georgia that works largely in the public sector, building schools, jails, higher education facilities, and a host of institutional buildings. The acquisition supports the Company’s overall corporate strategy of diversifying its business offerings through a family of complementary, subsidiary companies that together focus on providing total infrastructure solutions. The primary factor contributing to a purchase price that resulted in the recognition of goodwill is the intellectual capital of the skilled professionals and senior technical personnel associated with the acquired entity which does not meet the criteria for recognition as an asset apart from goodwill. The results of operations of Peter Brown are included in the Company’s results of operations beginning on January 1, 2009. Goodwill related to the acquisition of Peter Brown is included in a new operating segment entitled Construction Management.

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

	Three Months Ended June 30,	Nine Months Ended June 30,
(in thousands, except per share amounts)	Pro Forma 2008	Pro Forma 2009	Pro Forma 2008
Total revenues	$201,562	$639,416	$587,935

Net income	$8,054	$21,580	$17,752
Basic per share	$1.31	$3.85	$2.82
Diluted per share	$1.29	$3.76	$2.78

Weighted average shares outstanding:
Basic	6,146	5,607	6,300

Diluted	6,232	5,732	6,386

6.	Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by segment for the nine-month period ended June 30, 2009 are as follows:

	Nine Months Ended June 30, 2009
(Dollars in thousands)	Consulting Services	Construction Management	Total
Goodwill, beginning of period	$23,071	$—	$23,071
Ecoscience additional purchase price	55	—	55
Peter Brown acquisition	—	9,181	9,181

Goodwill, end of period	$23,126	$9,181	$32,307

The Company’s intangibles assets at June 30, 2009 and September 30, 2008 consisted of the following:

	June 30, 2009
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization
Amortizable
Client list	$4,713	$1,908
Backlog	7,819	4,959
Website	200	188
Employee agreements	67	67
Non-amortizable
Tradenames	3,900	—

	$16,699	$7,122

	September 30, 2008
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization

Client list	$2,613	$1,455
Backlog	2,819	2,749
Website	200	166
Employee agreements	67	56

	$5,699	$4,426

Intangible asset amortization expense totaled $1.3 million and approximately $88,000 for the three-months ended June 30, 2009 and 2008, respectively. Intangible asset amortization expense totaled $2.7 million and approximately $280,000 for the nine-month periods ended June 30, 2009 and 2008, respectively.

7.	Long-Term Debt

The following table lists long-term debt, including the respective current portions:

(in thousands)	June 30, 2009	September 30, 2008

Line of credit	$7,333	$6,622
Mortgage note payable	13,147	6,397
Capital lease obligations	206	435

	20,686	13,454

Less current portion of long-term debt	8,013	7,134
Less current portion of capital lease obligations	158	297

	8,171	7,431

Long-term debt and capital lease obligations	$12,515	$6,023

The Company has a $60.0 million line of credit agreement with Bank of America, N.A., with a maturity of October 2011. The line of credit agreement provides for the issuance of letters of credit which reduce the maximum amount available for borrowing. As of June 30, 2009 and September 30, 2008, the Company had outstanding letters of credit totaling $890,000 and $4.7 million, respectively. Included in the September 30, 2008 balance are letters of credit for $3.5 million relating to bond insurance for PBS&J Constructors, Inc. and $582,000 to guarantee insurance payments. As a result of the issuance of these letters of credit and outstanding borrowings, the maximum amount available for borrowing under the line of credit was $51.8 million and $48.7 million as of June 30, 2009 and September 30, 2008, respectively.

The interest rate (0.82% at June 30, 2009 and 3.53% at September 30, 2008) is, at the Company’s option either LIBOR plus 50 basis points (currently in use) or prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The rate increases to LIBOR plus 75 basis points or prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The line of credit is collateralized by substantially all of the Company’s assets. The Company was in compliance with all financial covenants and ratios as of June 30, 2009.

In October 2008, the Company refinanced a mortgage note with an original principal amount of $9.0 million and entered into a new seven-year mortgage note in the amount of $13.6 million. The new mortgage is due in monthly installments, including interest, over a twenty year amortization period with a balloon payment due on November 1, 2015. The interest rate was 2.59%, at June 30, 2009 based on LIBOR plus 2.27% per annum. In order to minimize the adverse impact of floating interest rate risks, the Company has also entered into an interest rate swap agreement. The Swap effectively converts the floating interest rate on the mortgage note to a fixed rate of 6.2% as further described in Note 8 “Interest Rate Swap” below. The mortgage note includes the same financial covenants as the line of credit. The mortgage note is secured by the Company’s office building located in Maitland, Florida. The Company was in compliance with all financial covenants and ratios of the mortgage as of June 30, 2009.

The interest rate on the mortgage note that was refinanced in October 2008 was 3.4% at September 30, 2008 and was based on LIBOR plus a floating margin range of not less than 65 basis points and not greater than 90 basis points. A balloon payment on the mortgage was due on March 16, 2011. The mortgage agreement contained clauses requiring the maintenance of various covenants and financial ratios. The Company was in compliance with all financial covenants and ratios as of September 30, 2008.

The Company’s capital leases primarily relate to equipment. The interest rates used in computing the minimum lease payments range from 2.35% to 5.23%. The leases were capitalized at the lower of the present value of minimum lease payments or the fair market value of the equipment at the inception of the lease.

8.	Interest Rate Swap

In connection with the refinancing of the Maitland mortgage in October 2008, the Company entered into an interest rate swap agreement to manage the cash flow risk associated with changing interest rates related to its Maitland mortgage. The Swap has a notional amount of $13.6 million. It effectively converts the floating interest rate on the mortgage note to a fixed rate of 6.2%. The interest rate swap agreement does not qualify as an accounting hedge and, therefore, the change in the fair value of the Swap, which is adjusted monthly, is recorded as a gain or a loss on the interest rate swap in the Company’s condensed consolidated statements of operations. The fair value of the Swap was a liability of approximately $825,000 at June 30, 2009 and is included in other liabilities in the accompanying condensed consolidated balance sheet at June 30, 2009. The earnings impact of the Swap was a gain of approximately $342,000 and a loss of $1.1 million for the three months and nine months ended June 30, 2009, respectively.

9.	Income Taxes

The income tax provisions (benefit) were $(2.3) million and $3.4 million, which represented effective tax rates of (22.1)% and 15.1% for the three-month and nine-month period ended June 30, 2009, respectively, and $(3.5) million and $696,000 which represented effective tax rates of (175.1)% and 6.4%, for the three-month and nine-month periods ended June 30, 2008, respectively.

The Company’s effective tax rate is based on expected income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates. Significant judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. The Company establishes reserves when, despite the Company’s belief that the tax return positions are fully supportable, it believes that certain positions, if challenged by the taxing authorities will likely be resolved unfavorably to the Company. These reserves are adjusted in light of changing facts and circumstances, such as the progress of a tax audit or current developments in tax law. The Company’s annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome, or the timing of resolution of any particular matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Resolution of the tax contingencies would be recognized as an increase or decrease to the Company’s tax rate in the period of resolution.

Effective October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48” or the “Interpretation”). The Interpretation prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company recognized a change in the liability for unrecognized tax benefits of approximately $2.5 million and an increase of approximately $200,000 in accrued interest, which was accounted for as a reduction to the October 1, 2007 balance of retained earnings.

During the three and nine-month periods ended June 30, 2009 and 2008, the Federal statute of limitations expired on returns filed for the years ended September 30, 2005 and 2004, respectively. The Company is no longer subject to U.S. Federal examination for these years. As a result, the Company reduced its tax contingency reserve by approximately $6.1 million and $3.0 million for the three and nine-month periods ended June 30, 2009 and 2008, respectively. This decreased the Company’s effective tax rate by 62.8% and 27.3% for the three and nine-month periods ended June 30, 2009, respectively and by 149.9% and 27.6% for the three and nine-month periods ended June 30, 2008, respectively.

During the quarter ended June 30, 2009, the Company’s unrecognized tax benefit decreased $9.2 million, including $6.1 million related to the current or prior reporting periods, changes in settlements with taxing authorities, or as a result of the lapse of applicable statutes of limitations. As of June 30, 2009, the Company had total unrecognized tax benefits of $7.8 million.

The Company believes it is reasonably possible that the liability for unrecognized tax benefits at June 30, 2009 may decrease by approximately $1.6 million due to the completion of examinations or the expiration of the statute of limitations within 12 months of June 30, 2009.

The Company recognizes interest and penalties, if applicable, related to unrecognized tax benefits within the provision for income taxes in its condensed consolidated statement of operations. As of June 30, 2009, the Company had accrued approximately $800,000 in interest and zero in penalties related to unrecognized tax benefits. During the quarter ended June 30, 2009, the Company reduced the accrued interest by approximately $1.7 million due to the reduction of the Company’s tax contingency reserve described above.

On February 21, 2008, the Company filed an application with Internal Revenue Service to change its overall method of tax reporting from the cash method to the accrual method, effective with the tax year ending September 30, 2008. The effect of this change was to increase the estimated current taxable income by approximately $72.3 million on a pro rata basis over the four years following the method change. This method change had no impact on the Company’s overall provision of income taxes. As of June 30, 2009, the liability for the first year of the method change has been paid. The liability for the second year of the method change is included as a component of accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2009. The liability for the third year of the method change, is included as a component of the current deferred tax liability and for the fourth year of the method change is included as a component of the non-current deferred income tax asset, in the accompanying condensed consolidated balance sheet as of June 30, 2009.

On December 31, 2008, the Company acquired the stock of Peter Brown. For income tax purposes, the Company and the former shareholders of Peter Brown elected to treat this as an asset purchase under Internal Revenue Code section 338(h)(10). For income tax purposes, the goodwill and intangibles related to this acquisition will be amortized over a 15 year period.

The Company files tax returns with the U.S. Federal Government, various state and local jurisdictions, as well as Puerto Rico. With few exceptions, the Company is no longer subject to U.S. Federal, State and Local, or Puerto Rico examination by tax authorities for years before October 1, 2004.

10.	Defined Benefit Retirement Plan

The Company uses a September 30 measurement date for its defined benefit retirement plans. The following table provides a summary of the Company’s periodic costs related to its defined benefit retirement plan:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2009	2008	2009	2008

Service benefits earned during the period	$—	$116	$—	$348
Interest cost on projected benefit obligation	64	208	192	624
Amortization:
Net (gain) loss from past experience	(52)	31	(155)	93

Net periodic pension cost	$12	$355	$37	$1,065

11.	Restricted Stock

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

Pursuant to Company guidelines, the Company may not issue restricted stock if, after issuing the shares, the total number of restricted shares outstanding would exceed 10% of the total shares outstanding. The Company satisfies the issuance of restricted stock with newly issued shares.

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

KERP

The Key Employee Retention Program provides an annual restricted stock award equal to five percent of the participant’s annual gross salary for a period of up to 10 years. Benefits vest at age 56 and after 10 years of continuous service with the Company, or upon either retirement, or death, or disability.

Other

The Company has one other restricted stock plan under which no new grants have been awarded since fiscal year 1997.

The following tables summarize information about restricted shares:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at September 30, 2008	267,271	$19.52
Granted	109,367	29.13
Vested	(35,737)	15.81
Forfeited	(10,390)	27.93

Unvested at June 30, 2009	330,511	$22.84

June 30, 2009	Restricted Stock Units	Weighted Average Grant Date Fair Value	Unrecognized Compensation Cost	Remaining Weighted Average Period (in years)
Retention	176,373	$26.74	$3,119,471	3.4
Acquisition	44,184	28.42	802,645	2.6
KERP	56,574	24.82	1,005,256	9.2
Other	53,380	3.22	21,247	3.6

	330,511	$22.84	$4,948,619	3.8

The weighted average grant-date fair value of shares granted during the nine-month periods ended June 30, 2009 and 2008 was $29.13 and $29.68, respectively. The total fair value of shares vested, on the vesting dates, for the nine-month periods ended June 30, 2009 and 2008 were $1.0 million and $2.1 million, respectively. The total amount of compensation expense recognized under these agreements during the three-month and nine-month periods ended June 30, 2009 and 2008, was $406,000 and $200,000 and $1.0 million and $542,000 respectively, and was included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The income tax benefit related to compensation expense under these agreements was $19,000 and $86,000 and $258,000 and $226,000, in the three-month and nine-month periods ended June 30, 2009 and 2008, respectively.

12.	Commitments and Contingencies

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

As of June 30, 2009, there were various legal proceedings pending against the Company, where plaintiffs allege damages resulting from the Company’s services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract. The Company accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. As of June 30, 2009 and September 30, 2008, the Company had accruals of approximately $3.6 million and $6.5 million, respectively, for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable and can be reasonably estimated. The Company expects to pay these liabilities over the next one to three years. Management believes that the disposition of these matters will not have a material impact on the Company’s financial position, cash flows, liquidity or results of operations.

In October 2007, the Federal Election Commission advised the Company that it was commencing an investigation into alleged violations of the Federal Election Campaign Act of 1971, as amended, based on the improper campaign contributions including improper use of political action committees. At the present time the Company is unable to predict the likely outcome of this investigation.

The State of California is experiencing a budget crisis which could cause delays in the receipt of payment of amounts owed to the Company related to projects which are not funded by the American Recovery and Reinvestment Act, bonds or grants. At June 30, 2009, the Company had accounts receivable of $9.2 million and unbilled fees of $3.2 million from state agencies, counties and municipalities in the State of California. At this time, we believe these accounts are collectible and have not provided for a bad debt reserve.

13.	Segment Reporting

During the quarter ended March 31, 2009, due to the acquisition of Peter Brown, the Company modified its internal reporting process and the manner in which the business is managed and in turn, reassessed its segment reporting. Beginning with the quarter ended March 31, 2009, the Company reports two reporting segments, Consulting Services and Construction Management.

The Consulting Services segment provides a variety of design and related consulting services. Such services include civil design, program management, construction management, planning, surveying, geographic information systems, environmental assessments, architectural and interior design, site assessment, and regulatory compliance.

Construction Management includes the operations as of December 31, 2008 of the newly acquired Peter Brown, which provides construction management services focusing primarily on building schools, jails, higher education facilities and institutional buildings. This segment had no results of operations in the first quarter of fiscal year 2009 as the Company acquired Peter Brown on December 31, 2008 and the Peter Brown results of operations are only included in the Company’s condensed consolidated financial statements as of that date.

Certain of the Company’s operating segments do not individually meet the quantitative thresholds as a reporting segment nor do they share a majority of the aggregation criteria with another operating segment. These operating segments are reported on a combined basis as “Other” and include the PBS&J Constructors and PBS&J International operating segments as well as corporate expenses not included in the operating segments’ results.

Financial information relating to the Company’s operations by segment is as follows:

(Dollars in thousands) (Unaudited)	Consulting Services	Construction Management	Other	Total
Three Months Ended June 30, 2009
Revenue	$158,700	$52,081	$7,619	$218,400
Cost of revenue	135,978	48,380	6,680	191,038
Gross profit	22,722	3,701	939	27,362
Income (loss) from operations	22,722	3,701	(16,107)	10,316
Depreciation and amortization	1,012	41	2,674	3,727
Purchases of property and equipment	595	13	859	1,467
Total assets as of June 30, 2009	212,779	51,319	57,507	321,605

Three Months Ended June 30, 2008
Revenue	$152,142	$—	$3,340	$155,482
Cost of revenue	128,425	—	4,663	133,088
Gross profit (loss)	23,717	—	(1,323)	22,394
Income (loss) from operations	23,718	—	(21,360)	2,358
Depreciation and amortization	1,273	—	1,588	2,861
Purchases of property and equipment	786	—	1,314	2,100
Total assets as of September 30, 2008	194,243	—	74,434	268,677

	Consulting Services	Construction Management	Other	Total
Nine Months Ended June 30, 2009
Revenue	$481,702	$95,136	$16,498	$593,336
Cost of revenue	415,303	89,201	17,146	521,650
Gross profit (loss)	66,399	5,935	(648)	71,686
Income (loss) from operations	66,399	5,935	(48,015)	24,319
Depreciation and amortization	3,223	84	6,978	10,285
Purchases of property and equipment	3,196	44	4,249	7,489
Total assets as of June 30, 2009	212,779	51,319	57,507	321,605

Nine Months Ended June 30, 2008
Revenue	$447,346	$—	$8,345	$455,691
Cost of revenue	385,661	—	9,156	394,817
Gross profit (loss)	61,685	—	(811)	60,874
Income (loss) from operations	61,686	—	(50,150)	11,536
Depreciation and amortization	3,951	—	4,372	8,323
Purchases of property and equipment	3,924	—	4,341	8,265
Total assets as of September 30, 2008	194,243	—	74,434	268,677

14.	Related Party Transactions

Pursuant to the Company’s bylaws, the Company is permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006, the Company repurchased 46,000 shares and 3,400 shares, respectively, of the Company’s stock from Richard Wickett and Kathryn Wilson in the original principal amounts of $1.2 million and $92,000, respectively. At June 30, 2009, the notes bear interest at the rate of 3.25% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31 of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

On February 13, 2007, the Company repurchased an additional 46,607 shares of the Company’s stock from Richard Wickett in the original principal amount of approximately $1.0 million, by issuing a promissory note. At June 30, 2009, the note bears interest at the rate of 3.25% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31 of each year. Accrued interest and $1 of principal is due monthly on the note with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

These notes are subject to the Company’s right of set off, which permits the Company to set off all claims it may have against the payee against amounts due and owing under the notes. In June 2009, the Company sent letters to both Richard Wickett and Kathryn Wilson claiming the Company’s right of setoff of the entire balance of the notes. The Company is currently in negotiations with Richard Wickett and Kathryn Wilson regarding these claims. The balances of the notes were $2.5 million at June 30, 2009 and September 30, 2008, and were included in other liabilities in the accompanying condensed consolidated balance sheets.

In July 2007, pursuant to the Company’s bylaws, the Company did not exercise its right of first refusal to repurchase the shares offered for redemption by John Shearer, the former National Service Director and Senior Vice President. In accordance with the Company’s bylaws, the shares were next offered to the Company’s ESOP plan; the ESOP plan has agreed to repurchase 165,290 shares over the course of five years. As of June 30, 2009, there are two remaining equal annual installments of 33,261 shares that will be repurchased in the second quarter of each fiscal year beginning with fiscal year 2010 by the ESOP plan at a price per share established by future valuations of the Company’s shares.

At the Company’s 2008 annual shareholders’ meeting, shareholders approved the ESPP, which allows a lay-away plan for purchases at 90% of the fair market value of the Company’s shares during the next open window for stock purchases. Employees who have been employed a minimum of three months may elect to set aside funds to purchase stock through automatic payroll deductions. Once deductions have been made, the employee is required to use the funds to purchase shares at the next window. The aggregate balances of amounts withheld were approximately $245,000 and $239,000 as of June 30, 2009 and September 30, 2008, respectively.

In August 2008, Todd Kenner, a Director of the Company and the President of the subsidiary company Post, Buckley, Schuh & Jernigan, Inc., submitted his written resignation. The Company and Todd Kenner entered into a Separation Agreement and Release, referred to as the Separation Agreement, effective as of September 2, 2008. Under the terms of the Separation Agreement, the Company agreed to pay Mr. Kenner a cash severance benefit of $162,500 over a six month period, paid a lump sum benefit of $234,000 in exchange for termination of Mr. Kenner’s Supplemental Income benefits, and agreed to repurchase Mr. Kenner’s 108,551 shares of common stock, including vested restricted stock, for $29.68 per share for a total of $3.2 million. The Company paid Mr. Kenner a cash payment of $1.2 million and delivered a promissory note in the amount of $2.0 million for the repurchase of the shares. The promissory note bears interest at the prime rate plus 1% (4.25% and 6.0% at June 30, 2009 and September 30, 2008, respectively) and is adjusted on December 31 of each year. Payments on the promissory note are due quarterly beginning October 1, 2008 through September 1, 2011. The balance of the promissory note was $1.6 million and $2.1 million at June 30, 2009 and September 30, 2008, respectively, and is included in other liabilities of the accompanying condensed consolidated balance sheets.

In December 2008, the Company delivered a promissory note to Richard Karasiewicz in the amount of $2.1 million for the repurchase of shares accrued as of September 30, 2008 and reflected in stock redemption payable. The promissory note bears interest at the prime rate plus 1%, is adjusted on December 31 of each year and is included in other liabilities in the accompanying condensed consolidated balance sheets at June 30 2009. Payments on the promissory note are due quarterly beginning January 1, 2009 through October 1, 2013. The balance of the promissory note was $1.9 million at June 30, 2009 and is included in other liabilities of the accompanying condensed consolidated balance sheets.

The Company leases office space which houses administrative offices for Peter Brown in Largo and Tallahassee, Florida from VMS Properties, LLP and SMV Properties, LLP, respectively. VMS Properties, LLP and SMV Properties, LLP are owned by Judy Mitchell and the other former owners of Peter Brown who are current employees of the Company. Judy Mitchell currently serves on the Board of Directors of the Company and is President of Peter Brown. The leases were assumed in connection with the acquisition of Peter Brown on December 31, 2008. The Largo and Tallahassee leases call for annual lease payments of $155,000 and $144,000, respectively, and expire on December 31, 2013.

In April 2001, the Company agreed to issue Max Crumit, a director of one of the Company’s subsidiaries and one of the Company’s current executive officers, 6,500 of the Company’s shares in exchange for a $69,680 promissory note. The promissory note bears interest at the Company’s borrowing rate, currently, LIBOR plus 50 basis points, is adjusted on January 1 of each year and is included in employee shareholder loan in the accompanying condensed consolidated balance sheets. Payments of principal and interest on the promissory note are due semi-monthly beginning April 2001 through April 2016. The balance of the note as of June 30, 2009 and September 30, 2008 was approximately $0 and $40,000, respectively. The balance of the promissory note was repaid in full during the quarter ended June 30, 2009.

In April 2001, the Company also agreed to issue Max Crumit, 12,500 shares in exchange for a $134,000 promissory note. The balance of the note as of June 30, 2009 and September 30, 2008 was approximately $3,000 and $51,000, respectively. The promissory note bears interest at the Company’s borrowing rate, currently LIBOR plus 50 basis points, is adjusted at the beginning of each month and is included in employee shareholder loan in the accompanying condensed consolidated balance sheets. Payments of principal and interest on the promissory note are due annually to coincide with the payment of the Company’s bonuses beginning November 2001 through November 2015.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase an understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q.

This Form 10-Q and the information incorporated by reference in it include and are based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements can sometimes be identified by the fact that they do not relate strictly to historical or current facts and they frequently are accompanied by words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “believes,” “could,” “would,” “should,” “plans,” or “intend” and similar terms and expressions. Examples of forward-looking statements include all statements regarding our expected financial position and operating results, including backlog, our business strategy, our financing plans (including any statements concerning our stock window) and forecasted demographic and economic trends relating to our industry, and statements relating to our ability to be awarded government contracts, the adoption of certain laws by Congress, our ability to compete effectively with other firms that provide similar services, our ability to attract and retain clients, our ability to achieve future growth and success, our expectations for the public and private sector economic growth, and the outcome of the various on-going government investigations. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot assure you that our expectations in such forward-looking statements will turn out to be correct. Factors that may impact such forward-looking statements include, among others, our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, our ability to attract and retain skilled employees, our ability to comply with new laws and regulations, our insurance coverage covering certain events, the timing and amount of the spending bills adopted by the federal government and the states, the outcome of the investigation by the Federal Election Commission, timely billings to our customers and delays in collections of accounts receivable, risks of competition, changes in general economic conditions and interest rates, the risk that the Internal Revenue Service or the courts may not accept the amount or nature of one or more items of deduction, loss, income or gain we report for tax purposes or that any of our customers, including governments, may audit our contracts, including contracts that had been considered settled with respect to past investigations and the possible outcome of pending litigation, legal proceedings and governmental investigations and our actions in connection with such litigation, proceedings and investigations, as well as certain other risks including those set forth under the heading “Risk Factors” and elsewhere in this Form 10-Q and in other reports filed by the Company with the SEC including without limitation the risk factors contained in our Form 10-K for the year ended September 30, 2008. All forward-looking statements included herein are only made as of the date such statements are made, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Subsequent written and oral forward-looking statements attributable to the Company or to persons acting on its behalf are qualified in their entirety to the cautionary statements set forth above and elsewhere in this Form 10-Q and in other reports filed by the Company with the SEC.

Actual results could differ materially from those projected in these forward-looking statements as a result of these factors, among others, many of which are beyond our control.

Overview

Business Overview

We provide segment information on two reportable segments: Consulting Services and Construction Management.

We provide services to both private and public sector clients, with the public sector comprising approximately 76% of our revenue. Despite the overall economic slowdown, demand remained strong for many services including those provided by our Federal, Environmental Sciences, and Facilities practice areas. Demand for services has varied based upon geographic region, as well. For example, the East Coast has continued to provide relatively consistent work opportunities, while the West Coast, primarily California, has experienced a significant slowdown. Although we have experienced softening in several of our markets, our clients continued to be pleased with our performance and we expect recent project wins such as those in our Facilities practice area with the U.S. Army Corps of Engineers to positively affect our results for the remainder of the year. As of June 30, 2009, our revenue backlog was approximately $799.4 million compared to $673.3 million as of September 30, 2008, representing an 18.7% increase. Of the total backlog at June 30, 2009, $178.3 million is backlog from Peter Brown. Excluding Peter Brown’s backlog, our backlog decreased by 7.7% to $621.1 million at June 30, 2009 compared to September 30, 2008. In the normal course of operations in our industry, backlog fluctuations are common from quarter to quarter as contracts complete and new selections begin. Delays in execution of contracts for which we have been selected coupled with the overall softening of the professional services markets have contributed to a slight decrease in our backlog as of June 30, 2009.

Business Environment

The need to modernize and upgrade the transportation infrastructure in the United States has been a source of continued business for us through the last 10 years. Fueling the initial growth in this market was the Intermodal Surface Transportation Efficiency Act of 1991 (“ISTEA”) and subsequent legislation, the Transportation Equity Act for the 21st Century (“TEA-21”) and the Safe, Accountable, Flexible, Efficient Transportation Act: A Legacy for Users (“SAFETEA-LU”) in 2005. The funding provided by the SAFETEA-LU reflects an increase of approximately 46% over TEA-21. Due to this bill there has been an increase in spending by states on transportation infrastructure in 2008 and to date in 2009. The public is beginning to recognize the potential disasters that await should our nation’s acknowledged aging infrastructure not be addressed. Increasingly complex governmental regulations faced by our clients mean additional opportunities for consultants with specialized knowledge. Additionally, in February 2009, Congress passed the American Recovery and Reinvestment Act of 2009 (“ARRA”), which included funding for transportation infrastructure and other public works projects. Although we have not seen a significant increase in business from ARRA yet, we have had some modest ARRA project wins and we are pursuing additional ARRA opportunities.

The residential housing market has remained weak in 2009 as the recession continued, resulting in much lower demand for engineering services from private land developers. This has been partially offset by an increase in federal work. We have won contracts from the United States Army, Air Force and other federal agencies. The state and local government markets remained weak, but the markets for our specialized services in the area of risk and emergency management continue to be strong due in part to natural disasters such as hurricanes and wildfires. We expect the Federal Department of Defense and Homeland Security sectors to remain strong through the remainder of the fiscal year.

In recent years, significant environmental laws at the federal, state and local levels have been enacted in response to public concern over the health of the nation’s air, water, and natural resources. Those laws and their implementation through regulations affect numerous industrial and governmental actions and form a key market driver for our environmental sciences practice area.

Acquisition

On December 31, 2008, we acquired 100% of the issued and outstanding shares of capital stock of Peter R. Brown Construction, Inc., referred to as Peter Brown, for an aggregate purchase price of $16.0 million, composed of $12.0 million in cash, or $1.6 million net of cash acquired, and 137,741 shares of the Company’s Class A common stock valued at $4.0 million. The purchase price was allocated to the respective assets and liabilities based on their estimated fair values as of the acquisition date. The initial allocation of the purchase price resulted in $11.9 million of intangible assets and $4.1 million of goodwill, all of which is deductible for tax purposes. The $11.9 million of intangible assets consists of $3.0 million in customer relationships, $5.0 million in backlog and $3.9 million in trademarks and trade names. During the quarter ended June 30, 2009, the estimated fair value of the customer relationships was reduced by $900,000 to $2.1 million, which resulted in an adjusted total value of intangibles of $11.0 million and goodwill of $5.0 million. The weighted average useful life for customer relationships and backlog is 4.5 years. Trademarks and trade names are not amortized. Additionally, we paid acquisition costs in the amount of approximately $446,000 which have been recorded in goodwill.

We initially agreed to pay the Peter Brown sellers, in addition to the initial purchase price, contingent consideration of up to a maximum of $2.0 million per year for three years based on a percentage of the amount by which Peter Brown’s earnings before interest and taxes and backlog exceeded threshold amounts during each year in the three year period following the acquisition. Any such contingent consideration paid will be accounted for as additional purchase consideration and included in goodwill in the period it is paid.

For income tax purposes, we and the former shareholders of Peter Brown elected to treat the Peter Brown sale as an asset purchase under Internal Revenue Code section 338(h)(10). In connection with this election, in May 2009, we paid an additional $734,000 in purchase price to the sellers, which was recorded as additional goodwill.

In June 2009, we entered into amended and restated employment agreements with the sellers of Peter Brown. In lieu of any contingent consideration amounts payable under the terms of the previous agreements, the amended employment agreements provide that each of the sellers is entitled to receive a cash payment of $1 million on or before July 1, 2009. In addition, the sellers remain eligible to receive an additional cash payment on or before December 31, 2011 of up to $1 million each based on Peter Brown (i) backlog at September 30, 2011 and (ii) cumulative earnings before interest and taxes during the period from January 1, 2009 to September 30, 2011. Two-thirds of the additional amount payable under the amended employment agreements will be based on Peter Brown achieving certain earnings targets (although no additional payment based on earnings will be paid if Peter Brown achieves less than 75% of its earnings targets), and one-third of such additional amounts payable under the amended employment agreements will be based on Peter Brown achieving certain targeted backlog amounts. Pursuant to the terms of the amended employment agreements, we paid $3.0 million in additional purchase price to the sellers on July 1, 2009, which was recorded as goodwill and included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet at June 30, 2009.

Segment Results of Operations

During the three months ended March 31, 2009, due to the acquisition of Peter Brown, we modified our internal reporting process and the manner in which the business is managed and in turn, reassessed our segment reporting. Beginning with the quarter ended March 31, 2009, we commenced reporting in two reporting segments: Consulting Services and Construction Management.

The Consulting Services segment provides a variety of design and related consulting services. Such services include program management, construction management, planning, surveying, geographic information systems, environmental assessments, architectural and interior design, site assessment, and regulatory compliance.

Construction Management includes the operations of Peter Brown which provides construction management and risk services focusing primarily on building schools, jails, higher education facilities and institutional buildings.

We evaluate performance based on operating income (loss) of the respective operating segment. The discussion that follows is a summary analysis of the primary changes in operating results by reportable segment for the three-month and nine-month periods ended June 30, 2009, as compared to the same periods in 2008.

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

The following table sets forth the percentage of revenue represented by the items in our condensed consolidated statements of operations for the three-month and nine-month periods ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	87.5	85.6	87.9	86.6

Gross profit	12.5	14.4	12.1	13.4

General and administrative expenses	7.8	12.9	8.0	10.8

Income from operations	4.7	1.5	4.1	2.6

Interest expense	(0.1)	(0.2)	(0.1)	(0.2)
Other, net	—	—	—	—
Gain (loss) on fixed interest rate swap	0.2	—	(0.2)	—

Income before income taxes	4.8	1.3	3.8	2.4
(Benefit) provision for income taxes	(1.1)	(2.3)	0.6	0.2

Net income	5.9%	3.6%	3.2%	2.2%

A summary of our operating results for the three-month and nine-month periods ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Revenue	$218,400	$155,482	$593,336	$455,691
Cost of revenue	191,038	133,088	521,650	394,817

Gross profit	27,362	22,394	71,686	60,874

General and administrative expenses	17,046	20,036	47,367	49,338

Income from operations	10,316	2,358	24,319	11,536

Interest expense	(146)	(358)	(812)	(719)
Other, net	15	17	45	125
Gain (loss) on fixed interest rate swap	341	—	(1,079)	—

Income before income taxes	10,526	2,017	22,473	10,942
(Benefit) provision for income taxes	(2,328)	(3,531)	3,399	696

Net income	$12,854	$5,548	$19,074	$10,246

Results of Operations for Three Months Ended June 30, 2009

Revenue for the three months ended June 30, 2009, increased by $62.9 million, or 40.5%, as compared to the corresponding period last year. Of this increase, $52.1 million resulted from the Peter Brown acquisition. Excluding the revenue resulting from Peter Brown, revenue increased by $10.8 million, or 7.0%. The increase in revenue resulted primarily from the Federal disaster response contracts with FEMA in the Gulf Coast region following Hurricane Ike as well as several large facilities contracts with the U.S. Army Corps of Engineers. The increase in revenue provided by these projects as well as a stronger overall performance in our Environmental Sciences markets helped to offset the continued effects of the general economic slowdown. The effects of the economic slowdown were primarily evident in the Surface Transportation, Water, and Construction markets. Decreases in revenue from the Florida, Nevada and North Carolina Departments of Transportation projects were partially offset by increased revenue from new contracts with several cities and counties, including Dayton, Ohio, and Bexar County, Texas.

Cost of revenue for the three months ended June 30, 2009, increased by $57.9 million, or 43.5%, compared to the corresponding period last year. Of this increase, $48.4 million resulted from the Peter Brown acquisition. Excluding the cost of revenue resulting from Peter Brown, cost of revenue increased by $9.5 million, or 7.1%, as compared to the corresponding period last year. Cost of revenue, as a percentage of revenue, increased by 1.9% to 87.5% for the three months ended June 30, 2009, as compared to the corresponding period last year. Excluding Peter Brown, cost of revenue as a percentage of revenue decreased by 0.1% to 85.7% compared to the corresponding period last year. This decrease is the net effect of increased revenues resulting from new projects combined with the effects of increased cost control measures.

Gross profit for the three months ended June 30, 2009, increased by $5.0 million, or 22.2%, as compared to the corresponding period last year. Of this increase, approximately $3.7 million resulted from the Peter Brown acquisition. Excluding the gross profit resulting from Peter Brown, gross profit increased by $1.3 million, or 5.7% as compared to the corresponding period last year. Gross profit, as a percentage of revenue, decreased 1.9% to 12.5% for the three months ended June 30, 2009, as compared to the corresponding period last year. The slight decrease in gross profit as a percentage of revenue was the result of Peter Brown’s lower gross profit compared to that of the Company. Excluding Peter Brown, gross profit as a percentage of revenue increased by 0.2% to 14.2% from the corresponding period last year. This increase is the net effect of increased revenues resulting from new projects combined with the effects of increased cost control measures.

General and administrative expenses for the three months ended June 30, 2009, decreased by $3.0 million, or 14.9%, compared to the corresponding period last year. Excluding the general and administrative expenses resulting from Peter Brown, general and administrative expenses decreased by $5.1 million, or 39.0% compared to the corresponding period last year. Offsetting the decrease in general and administrative expense was an increase in amortization of intangible assets of $1.2 million resulting from the acquisition of Peter Brown. Overall, general and administrative expenses decreased as a result of increased cost control measures taken in the current quarter.

Income from operations for the three months ended June 30, 2009, increased by $8.0 million, or 337.5%, compared to the corresponding period last year, for the reasons stated above. Of this increase, approximately $1.5 million resulted from the Peter Brown acquisition. Excluding the income from operations resulting from Peter Brown, income from operations increased by 273.9% to $8.8 million compared to the corresponding prior year period.

Results of Operations for Nine Months Ended June 30, 2009

Revenue for the nine months ended June 30, 2009 increased by $137.6 million, or 30.2%, compared to the corresponding period last year. Of this increase, $95.1 million resulted from the Peter Brown acquisition. Excluding the revenue resulting from Peter Brown, revenue increased by $42.5 million, or 9.4%. The increase in revenue was primarily attributable to the disaster response contracts with FEMA following Hurricane Ike. The increase in revenue provided by the FEMA contracts was slightly offset by the continued weakness in demand for private land development engineering, surveying and planning services due to adverse economic conditions. Demand for services in the Environmental Sciences market has been favorable, particularly in the Southeast region of the U.S., with several US Army Corps of Engineers projects contributing significant revenue. The strong performance of the Environmental Sciences projects offset the effects of the softening in our Transportation Sciences market and the impact of the decrease in revenue from the Florida, Nevada and North Carolina Departments of Transportation. We continued to see demand in the Facilities market, with several large projects in Georgia and Texas contributing significant revenue. Our International operating segment also contributed to the increase in revenue.

Cost of revenue for the nine months ended June 30, 2009, increased by $126.8 million, or 32.1%, compared to the corresponding period last year. Of this increase, $89.2 million resulted from the Peter Brown acquisition. Excluding the cost of revenue resulting from Peter Brown, cost of revenue increased by $37.6 million, or 9.5% compared to the corresponding period last year. Cost of revenue, as a percentage of revenue, increased by 1.3% to 87.9% for the nine months ended June 30, 2009, compared to the corresponding period last year due to the greater usage of subcontractors by Peter Brown. Excluding Peter Brown, cost of revenue as a percentage of revenue increased slightly by 0.2% to 86.8% compared to the corresponding period last year.

Gross profit for the nine months ended June 30, 2009, increased by $10.8 million, or 17.8%, compared to the corresponding period last year. Of this increase, $5.9 million resulted from the Peter Brown acquisition. Excluding the gross profit resulting from Peter Brown, gross profit increased by approximately $4.9 million or 8.0% compared to the corresponding period last year. Gross profit, as a percentage of revenue, decreased by 1.3% to 12.1% for the nine months ended June 30, 2009, compared to the corresponding period last year. Excluding Peter Brown, gross profit as a percentage of revenue decreased slightly by 0.2% to 13.2% compared to the corresponding period last year.

General and administrative expenses for the nine months ended June 30, 2009, decreased by $ 2.0 million, or 4.0%, compared to the corresponding period last year. Excluding the general and administrative expenses resulting from Peter Brown, general and administrative expenses decreased by $6.0 million or 14.4% for the nine months ended June 30, 2009 compared to the corresponding period last year. The Peter Brown acquisition resulted in increased general and administrative costs of $4.3 million compared to the corresponding period last year, due in part from the amortization of intangible assets resulting from the acquisition of Peter Brown. This increase was offset by an overall reduction in general and administrative expense due to cost control measures taken in fiscal year 2009.

Income from operations for the nine months ended June 30, 2009, increased by $12.8 million, or 110.8%, as compared to the corresponding period last year. Of this increase, approximately $1.6 million resulted from the Peter Brown acquisition. Excluding the income from operations resulting from Peter Brown, income from operations increased by 96.8% to $22.7 million compared to the corresponding prior year period.

2.	Segment Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Consulting Services

	Three Months Ended June 30,
(in thousands)	2009	2008	$ Change	% Change
Revenue	$158,700	$152,142	$6,558	4.3%
Cost of revenue	135,978	128,425	7,553	5.9%

Gross profit	$22,722	$23,717	$(995)	(4.2)%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended June 30,
	2009	2008
Revenue	100.0%	100.0%
Cost of revenue	85.7	84.4

Gross profit	14.3%	15.6%

Revenue

Revenue for our Consulting Services segment for the three months ended June 30, 2009 increased by $6.6 million, or 4.3% to $158.7 million as compared to $152.1 million in the corresponding period last year. The increase in revenue was primarily attributable to our disaster response contracts with FEMA in the Gulf Coast region following Hurricane Ike and several Environmental Sciences projects with the US Army Corps of Engineers in Galveston, Texas and Sacramento, California. The increase was partially offset by declines in revenue in the Water, Transportation and Construction markets resulting from the general economic downturn during the second half of 2008, which has continued in 2009.

Cost of Revenue

Cost of revenue from our Consulting Services segment for the three months ended June 30, 2009 increased by $7.6 million, or 5.9% to $136.0 million as compared to $128.4 million in the corresponding period last year. Cost of revenue as a percentage of revenue increased by 1.3% to 85.7% for the first three months ended June 30, 2009 compared to the corresponding period last year. The increase resulted from the greater usage of subcontractors for the FEMA disaster response contracts.

Gross Profit

Gross profit from our Consulting Services segment for the three months ended June 30, 2009 decreased by $1.0 million, or 4.2% to $22.7 million as compared to $23.7 million in the corresponding period last year. Gross profit as a percentage of revenue decreased by 1.3% to 14.3% for the first three months ended June 30, 2009, compared to the corresponding period last year for the reasons discussed above.

Construction Management

	Three Months Ended June 30,
(in thousands)	2009	2008	$ Change	% Change
Revenue	$52,081	$—	$52,081	N/A
Cost of revenue	48,380	—	48,380	N/A

Gross profit	$3,701	$—	$3,701	N/A

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended June 30,
	2009	2008
Revenue	100.0%	—%
Cost of revenue	92.9	—

Gross profit	7.1%	—%

Revenue

Revenue from our Construction Management segment for the three months ended June 30, 2009, was $52.1 million.

Revenues from our Construction Management segment are generated primarily from the public sector, which comprises 91.1% of the total Construction Management revenue. Within the public sector, revenues are generated from several sources, including local government entities colleges and universities, local school boards and state government Revenues are derived principally from two major delivery methods: construction management and design build.

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

Cost of Revenue

Cost of revenue from our Construction Management segment for the three months ended June 30, 2009 was $48.4 million. Cost of revenue as a percentage of revenue was 92.9% for the first three months ended June 30, 2009. The total cost of revenue is made up of direct labor, material, subcontracted work and field overhead. As a percentage of cost of revenue, over 81.3% of the total construction costs relate to the subcontracted work with labor expending 3.9%, materials 5.2% and overhead 2.6%.

Gross Profit

Gross profit for our Construction Management segment for the three months ended June 30, 2009 was $3.7 million. Gross profit, as a percentage of revenue, was 7.1% for the three months ended June 30, 2009.

Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

Consulting Services

	Nine Months Ended June 30,
(in thousands)	2009	2008	$ Change	% Change
Revenue	$481,702	$447,346	$34,356	7.7%
Cost of revenue	415,303	385,661	29,642	7.7%

Gross profit	$66,399	$61,685	$4,714	7.6%

The following table presents the percentage relationship of certain items to revenue:

	Nine Months Ended June 30,
	2009	2008
Revenue	100.0%	100.0%
Cost of revenue	86.2	86.2

Gross profit	13.8%	13.8%

Revenue

Revenue from our Consulting Services segment for the nine months ended June 30, 2009 increased by $34.3 million, or 7.7% to $481.7 million as compared to $447.3 million in the corresponding period last year.

The increase in revenue was primarily attributable to the disaster recovery contracts with FEMA following Hurricane Ike. Additional revenue was provided by several Environmental projects in the Southeastern U.S. and California, as well as several large Facilities projects in Georgia and Texas. The increase in revenue provided by these contracts was partially offset by declines in revenue, most evident in our Transportation markets, resulting from the winding down of several large projects as well as from the effects of the general economic downturn during the second half of 2008, which has continued in 2009.

Cost of Revenue

Cost of revenue from our Consulting Services segment for the nine months ended June 30, 2009 increased by $29.6 million, or 7.7% to $415.3 million as compared to $385.7 million in the corresponding period last year. Cost of revenue as a percentage of revenue remained flat at 86.2% for the nine months ended June 30, 2009, as compared to the corresponding period last year.

Although the FEMA disaster response contracts required greater usage of subcontractors, the increase in cost of revenue as a percentage of revenue associated with the contracts was offset by the effects of increased cost controlling measures taken in fiscal year 2009.

Gross Profit

Gross profit from our Consulting Services segment for the nine months ended June 30, 2009 increased by $4.7 million, or 7.6% to $66.4 million as compared to $61.9 million in the corresponding period last year. Gross profit as a percentage of revenue remained flat at 13.8% for the nine months ended June 30, 2009, as compared to the corresponding period last year.

The increase in gross profit was primarily attributable to the combination of the increase in revenue from several large contracts combined with the effects of increased cost controlling measures, as discussed previously.

Construction Management

	Nine Months Ended June 30,
(in thousands)	2009 (1)	2008	$ Change	% Change
Revenue	$95,136	$—	$95,136	N/A
Cost of revenue	89,201	—	89,201	N/A

Gross profit	$5,935	$—	$5,935	N/A

(1)	Includes results of operation of Peter Brown starting on January 1, 2009.

The following table presents the percentage relationship of certain items to revenue:

	Nine Months Ended June 30,
	2009	2008
Revenue	100.0%	—%
Cost of revenue	93.8	—

Gross profit	6.2%	—%

Revenue

Revenue from our Construction Management segment for the nine months ended June 30, 2009 was $95.1 million. The revenue was primarily attributable to several large public sector projects, as discussed in Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008 – Construction Management above.

Cost of Revenue

Cost of revenue from our Construction Management segment for the nine months ended June 30, 2009 was $89.2 million. Cost of revenue, as a percentage of revenue, was 93.8% for the nine months ended June 30, 2009.

Gross Profit

Gross profit from our Construction Management segment for the nine months ended June 30, 2009 was $5.9 million. Gross profit, as a percentage of revenue, was 6.2% for the nine months ended June 30, 2009.

Income Taxes

The income tax provisions (benefit) were $(2.3) million and $3.4 million, which represented effective tax rates of (22.1)% and 15.1% for the three-month and nine-month period ended June 30, 2009, respectively, and $(3.5) million and $696,000 which represented effective tax rates of (175.1)% and 6.4%, for the three-month and nine-month periods ended June 30, 2008, respectively.

Our effective tax rate is based on expected income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. Significant judgment is required in determining the effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that the tax return positions are fully supportable, it believes that certain positions, if challenged by the taxing authorities will likely be resolved unfavorably to us. These reserves are adjusted in light of changing facts and circumstances, such as the progress of a tax audit or current developments in tax law. Our annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome, or the timing of resolution of any particular matter, we believe that our reserves reflect the probable outcome of known tax contingencies. Resolution of the tax contingencies would be recognized as an increase or decrease to the tax rate in the period of resolution.

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

During the three and nine-month periods ended June 30, 2009 and 2008, the Federal statute of limitations expired on returns filed for the years ended September 30, 2005 and 2004. We are no longer subject to U.S. Federal examination for these years. As a result, we reduced our tax contingency reserve by approximately $6.1 million and $3.0 million, respectively. This decreased our effective tax rate by 62.8% and 27.3% of the three and nine-month periods ended June 30, 2009, respectively and by 149.9% and 27.6% for the three and nine-month periods ended June 30, 2008, respectively.

During the quarter ended June 30, 2009, our unrecognized tax benefit decreased $9.2 million including $6.1 million related to the current or prior reporting periods, changes in settlements with taxing authorities, or as a result of the lapse of applicable statutes of limitations. As of June 30, 2009, we had total unrecognized tax benefits of $7.8 million.

We believe it is reasonably possible that the liability for unrecognized tax benefits at June 30, 2009, may decrease by approximately $1.6 million due to the completion of examinations or the expiration of the statute of limitations within 12 months of June 30, 2009.

We recognize interest and penalties, if applicable, related to unrecognized tax benefits within the provision for income taxes in its condensed consolidated statement of operations. As of June 30, 2009, we had accrued approximately $800,000 in interest and zero in penalties related to unrecognized tax benefits. During the quarter ended June 30, 2009, we reduced the accrued interest by approximately $1.7 million due to the reduction of our tax contingency reserve described above.

On February 21, 2008, we filed an application with Internal Revenue Service to change its overall method of tax reporting from the cash method to the accrual method, effective with the tax year ending September 30, 2008. The effect of this change is to increase the estimated current taxable income by approximately $72.3 million on a pro rata basis over the four years following the method change. This method change had no impact on our overall provision of income taxes. As of June 30, 2009, the liability for the first year of the method change has been paid. The liability for the second year of the method change is included as a component of accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2009. The liability for the third year of the method change is included as a component of the current deferred tax liability and for the fourth year of the method change, included as a component of the non-current deferred income tax asset, in the accompanying condensed consolidated balance sheet as of June 30, 2009.

On December 31, 2008, we acquired the stock of Peter Brown. For income tax purposes, the Company and the former shareholders of Peter Brown elected to treat this as an asset purchase under Internal Revenue Code section 338(h)(10). For income tax purposes, the goodwill and intangibles related to this acquisition will be amortized over a 15 year period.

We file tax returns with the U.S. Federal Government, various state and local jurisdictions, as well as Puerto Rico. With few exceptions, we are no longer subject to U.S. Federal, State and Local, or Puerto Rico examination by tax authorities for years before October 1, 2004.

3.	Financial Condition and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $22.3 million in the nine-month period ended June 30, 2009, compared to net cash used in operating activities of $6.1 million in the same period in 2008. The increase in net cash provided by operating activities during the nine-month period ended June 30, 2009 compared to the same period in 2008 was primarily due to a decrease in accounts receivable of $4.4 million (excluding accounts receivable of $15.1 acquired from Peter Brown) during the nine months ended June 30, 2009, compared to an increase in accounts receivable of $12.6 million for the same period in 2008, and larger increase in accounts payable in the nine-months ended June 30, 2009 compared to the same period in 2008. Accounts payable and accrued expenses increased $20.9 million (excluding accounts payable of $31.4 million acquired from Peter Brown) in the nine months ended June 30, 2009 compared to an increase in accounts payable and accrued expenses of $3.3 million in the same period in 2008. The increase in cash provided by operating activities is net of a decrease in the provision for deferred income taxes of $7.8 million during the nine months ended June 30, 2009, compared to an increase of $7.4 million for the same period in 2008.

Our operating cash flows are heavily influenced by changes in the levels of accounts receivables, unbilled fees and billings in excess of cost. Unbilled fees are created when we recognize revenue. The unbilled fees are normally invoiced the month after the revenue is recognized unless there are contractual provisions which dictate the timing of billing. Unbilled fees which are not invoiced the month following revenue are normally invoiced within the following two months. These account balances as well as days sales outstanding, or DSO, in accounts receivable and unbilled fees, net of billings in excess of cost, can vary based on contract terms and contractual milestones and the timing and size of cash receipts. DSO decreased to 93 days for the nine-month period ended June 30, 2009, from 103 days for the fiscal year ended September 30, 2008. We calculate DSO by dividing accounts receivable, net and unbilled fees, net less billings in excess of cost by average daily gross revenue for the applicable period. The decrease in DSO was driven by and increase in the average daily gross revenue and the decrease in receivables and unbilled fees as explained below.

Accounts receivable, net increased by 15.9% to $118.8 million at June 30, 2009 from $102.5 million at September 30, 2008. This increase was driven by the acquisition of Peter Brown which increased accounts receivable by $20.4 million at June 30, 2009. Excluding the effect of the accounts receivable acquired in the acquisition, accounts receivable, net at June 30, 2009 decreased by $4.1 million or 4.0% from the balance at September 30, 2008. This decrease was primarily due to the recovery of delays in billings and collections throughout fiscal 2008 due to the implementation of the ERP system and an increase in the allowance for doubtful accounts. The allowance for doubtful accounts increased by 110% to $4.1 million, or 3.3% of accounts receivable, at June 30, 2009 from $1.9 million, or 1.8% of accounts receivable, at September 30, 2008. Overall the aging of accounts receivable at June 30, 2009, has remained comparable to the aging of accounts receivable at September 30, 2008. The increase in the allowance for doubtful accounts relates to the deterioration in the financial condition of several of our real estate development clients. We continuously monitor collection efforts and assess the allowance of doubtful accounts. Based on this assessment at June 30, 2009, we have deemed the allowance for doubtful accounts to be adequate.

Unbilled fees, net increased by $13.1 million or 17.1% to $89.9 million at June 30, 2009 from $76.7 million at September 30, 2008. Of the increase, $12.3 million related to Peter Brown’s unbilled fees. Excluding the effect of the unbilled fees acquired in the Peter Brown acquisition, unbilled fees increased by 1.1% to $77.6 million at June 30, 2009 from $76.7 million at September 30, 2008. Historically, unbilled fees are primarily related to work performed in the last month of the fiscal period. Billings usually occur in the month after we recognize the revenue in accordance with the specific contractual provisions. Also included in unbilled fees is unbilled retainage which is $16.7million at June 30, 2009. Unbilled retainage on projects will be billed at the completion of the project. Approximately 75% of the unbilled fees, net of unbilled retainage at June 30, 2009 was billed as of July 31, 2009. The majority of the remainder is expected to be billed within the next two months.

Cash Flows from Investing Activities

Net cash used in investing activities was $13.6 million and $10.8 million for the nine-month periods ended June 30, 2009 and 2008, respectively. Investing activities relating to purchases of property and equipment, such as survey equipment, computer systems, software applications, furniture and equipment and leasehold improvements were $7.5 million and $8.3 million during the nine-month periods ended June 30, 2009 and 2008, respectively. The increase in cash used in investing activities during the nine-month period ended June 30, 2009 from the same period in 2008 was primarily attributable the purchase of marketable equity securities of $3.1 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine-month period ended June 30, 2009 was $2.1 million compared to $8.7 million net cash provided by financing activities in the same period ended June 30, 2008. The $10.8 million decrease in net cash provided by financing activities was primarily attributable to a reduction in the amount of net borrowings under the line of credit of $23.9 million, partially offset by cash proceeds from the refinance of an existing mortgage of $7.1 million, net of cash paid, to pay off the previous mortgage, and cash proceeds of $4.0 million from loans against the cash surrender value of our life insurance policies. In addition, net payments for common stock transactions were $3.8 million lower than the comparable period ended June 30, 2008.

Capital Resources

We have a $60 million line of credit agreement with Bank of America, N.A. with a maturity of October 2011. The line of credit agreement provides for the issuance of letters of credit which reduce the maximum amount available for borrowing. As of June 30, 2009 and September 30, 2008, we had letters of credit outstanding totaling $890,000 and $4.7 million, respectively. Included in the September 30, 2008 balance are letters of credit for $3.5 million relating to bond insurance for PBS&J Constructors, Inc. and $582,000 to guarantee insurance payments. As a result of the issuance of these letters of credit and outstanding borrowings, the maximum amount available for borrowing under the line of credit was $51.8 million and $48.7 million as of June 30, 2009 and September 30, 2008, respectively.

The interest rate (0.82% at June 30, 2009 and 3.53% at September 30, 2008) is, at our option either, LIBOR plus 50 basis points (currently in use) or prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The rate increases to LIBOR plus 75 basis points or prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The line of credit is collateralized by substantially all of our assets. We were in compliance with all financial covenants and ratios as of June 30, 2009.

In October 2008, we refinanced a mortgage note with an original principal amount of $9.0 million and entered into a new seven-year mortgage note in the amount of $13.6 million The new mortgage is due in monthly installments, including interest, over a twenty year amortization period with a balloon payment due on November 1, 2015. The interest rate (2.59% at June 30, 2009) on the mortgage note is based on LIBOR plus 2.27% per annum. In order to minimize the adverse impact of floating interest rate risks, we also entered into an interest rate swap agreement. The Swap effectively converts the floating interest rate on the mortgage note to a fixed rate of 6.2%. The new mortgage note includes the same financial covenants as the line of credit. The mortgage note is secured by our office building located in Maitland, Florida. We were in compliance with all financial covenants and ratios as of June 30, 2009.

Some of our contracts require us to provide performance and payment bonds, which are obtained from a surety company. The surety company in turn requires that we and all of our subsidiaries enter into indemnity agreements, which provide that if we or any of our subsidiaries were unable to meet our contractual obligations to a customer and the surety paid our customer the amount due under the bond, the surety can seek indemnification for such amounts from us or any of our subsidiaries. In connection with the acquisition of Peter Brown, we entered into a General Agreement of Indemnity for Contractors with Safeco Insurance Companies also referred to as Safeco, which requires us and our subsidiaries to indemnify Safeco for any amounts paid by the surety. In addition, on December 31, 2008, we entered into a Rider to the General Agreement of Indemnity, dated October 11, 2007 between the us and our subsidiaries and Continental Casualty Company and several of its affiliates (CNA Surety) to add Peter Brown as a party to the agreement. Pursuant to the General Agreement of Indemnity, as amended by the Rider, we and all of our subsidiaries, including Peter Brown, are required to indemnify CNA Surety in connection with any amounts paid by the surety to our or any of our subsidiaries’ customers. The two surety companies are jointly liable for any claims.

At June 30, 2009, the cost to complete on our $294.0 million of outstanding bid, performance and payment bonds was $235.8 million. The foregoing description of the surety programs is not complete and is qualified in its entirety by reference to the full text of the programs, which was filed as Exhibits 10.15, 10.16 and 10.17, respectively, to the December 31, 2008 Quarterly Report on Form 10-Q and are incorporated herein by reference.

Our capital expenditures are generally for purchases of property and equipment. We spent $7.5 million and $8.3 million on such expenditures for the nine-month periods ended June 30, 2009 and 2008, respectively.

We carry insurance to cover fiduciary and crime liability. These policies are renewed on an annual basis and were in effect for the periods in which the participants misappropriated funds. We filed a claim under the crime policies in April 2005, to recover some of the misappropriation losses which resulted from the embezzlement. In January 2007, we received $2.0 million, the stated limit under the 2005 policy. In August 2007, we filed suit seeking a declaration that the insurance carrier is obligated to us for losses suffered as a result of the embezzlement for policy years 1991 through 2004. The amount of recovery sought for those policy years was $17.0 million. In August 2008, the initial motion for summary judgment was denied by the court. In September 2008, we filed a notice of appeal. At the present time, we are unable to predict the likely outcome of this legal action and accordingly, since the recovery is contingent upon the outcome, have not recorded any insurance receivable.

Our bylaws provide that our Board of Directors shall establish a stock offering window at least once per year. The stock window allows full time and part time regular employees and outside directors to purchase shares of Class A common stock and existing shareholders to offer shares of Class A common stock for sale to the Company. Shares may be purchased by employees with funds set aside prior to the window through the PBSJ Corporation 2008 Employee Payroll Stock Purchase Plan or ESPP, at 90% of fair value. Under its bylaws, the Company has the right of first refusal to purchase any shares offered to be sold by existing shareholders. If the Company declines to purchase the offered shares, they are offered to the Employee Profit Sharing and Stock Ownership Plan and Trust and then to all shareholders of the Company.

During the second quarter of fiscal year 2008, we opened the stock window for the purchase and/or sale of shares by eligible employees and outside directors at a price of $29.68. Purchasers of shares were given several options for payment, including payroll deductions, balloon payments, up front cash or some combination thereof. The last payroll deduction was made on November 28, 2008 and shares issued in consideration of other promises to pay were required to be paid by December 5, 2008. At September 30, 2008, the outstanding balance due to us on the shares sold was $1.5 million and is included in other current assets in the accompanying condensed consolidated balance sheet. During the first quarter of fiscal year 2009, $1.2 million of the outstanding balance due to us on the shares sold was collected and the remaining unpaid balance expired resulting in the cancelation of 10,828 shares.

At September 30, 2008, we had a liability of $7.5 million and a promissory note of $2.0 million for repurchases during fiscal year 2008 which is reflected in stock redemption payable and other liabilities, respectively, in the accompanying condensed consolidated balance sheet as of September 30, 2008. During the first quarter of fiscal 2009, we paid all but $2.1 million of the stock redemption payable at September 30, 2008 and converted $2.1 million of the redemptions payable into a note. At June 30, 2009, the balance of the note is $1.9 million and is reflected in other liabilities in the accompanying condensed consolidated balance sheet.

During the second quarter of fiscal year 2009, we opened the stock window for the purchase and/or redemption of shares by eligible employees and outside directors. During the stock window, we sold 63,179 shares for an aggregate consideration of $1.8 million, 17,444 shares were purchased through the ESPP at a discounted price of $26.14 and the remaining shares were purchased at $29.04. We also issued stock in the amount of $4.0 million, in lieu of cash payment, for a portion of the matching contribution to the 401(k) plan for calendar year 2008.

Additionally, during the nine months ended June 30, 2009, we repurchased 395,000 shares of Class A common stock for an aggregate amount of $11.5 million. There was no outstanding balance at June 30, 2009 for redemptions payable.

We believe that our existing financial resources, together with our cash flows from operations and availability under our line of credit, will provide sufficient capital to fund our operations for fiscal year 2009.

Inflation

The rate of inflation has not had a material impact on our operations. Moreover, if inflation remains at its recent levels, it is not expected to have a material impact on our operations for the foreseeable future.

4.	Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases for most of our office facilities and certain equipment and letters of credit. The letters of credit reduce the maximum amount available for borrowing. As of June 30, 2009 and September 30, 2008, we had letters of credit totaling $890,000 and $4.7 million, respectively. Included in the September 30, 2008 balance are letters of credit for $3.5 million relating to bond insurance for PBS&J Constructors, Inc. and $582,000 to guarantee insurance payments. No amounts have been drawn on any of these letters of credit.

5.	Related Party Transactions

Information with respect to related party transactions is incorporated by reference from Note 13 of our condensed consolidated financial statements included herein for the quarter ended June 30, 2009.

6.	Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is incorporated by reference from Note 1 of our condensed consolidated financial statements included herein for the quarter ended June 30, 2009.

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

The interest rate (0.82% at June 30, 2009 and 3.53% at September 30, 2008) on our revolving line of credit is at our option, either LIBOR plus 50 basis points (currently in use) or Prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The rate increases to LIBOR plus 75 basis points or Prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. We mitigate interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit. As of June 30, 2009, the fair value of the debt approximates the outstanding principal balance due to the variable rate nature of such instruments. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The line of credit is secured by substantially all of our assets. We were in compliance with all financial covenants and ratios as of June 30, 2009.

In October 2008, we refinanced the a mortgage note with an original principal amount of $9.0 million and entered into a new seven-year mortgage note in the amount of $13.6 million. The new mortgage is due in monthly installments, including interest, over a twenty year amortization period with a balloon payment due on November 1, 2015. The interest was 2.59%, at June 30, 2009 based on LIBOR plus 2.27% per annum. In order to minimize the adverse impact of floating interest rate risks, we also entered into an interest rate swap agreement. The Swap effectively converts the floating interest rate on the mortgage note to a fixed rate of 6.2%. The new mortgage note includes the same financial covenants as the line of credit. The mortgage note is secured by our office building located in Maitland, Florida. We were in compliance with all financial covenants and ratios as of June 30, 2009.

The interest rate under our revolving line of credit is variable and accordingly we have exposure to market risk. To the extent that we have borrowings outstanding, there is market risk relating to the amount of such borrowings. We estimate that a one-percentage point increase in interest rates for debt outstanding of $7.3 million as of June 30, 2009 would have resulted in additional annualized interest costs of approximately $73,000.

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

Evaluation of disclosure controls and procedures

As of June 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, management, including the CEO and the CFO, concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective because of the identification of a material weakness in our revenue recognition controls.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our condensed consolidated financial statements for the period presented in this report were presented in accordance with generally accepted accounting principles in the United States of America for such financial statements. As a result of these additional procedures, we believe that the condensed consolidated financial statements, and other financial information, included in this Quarterly Report on Form 10-Q fairly present in all material respects the financial condition, results of operations and cash flows as of, and for, the periods presented in this report

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2009, management implemented corrective actions to improve our internal controls over financial reporting, focused on internal controls surrounding revenue recognition. Specifically, our operations and project management personnel implemented risk based controls over the qualitative analysis of revenue. Our Information Systems group continued to enhance change management processes to ensure data integrity and validation of operational reports used in the revenue recognition process. In addition, we have implemented more effective system preventative controls to replace manual detect controls. We continue to review and potentially reengineer the process and controls around the revenue recognition process and implement additional policies and procedures as necessary. We believe these actions, when completely implemented, will remediate the material weakness described above. However, even after the complete implementation of these actions, a sufficient period of time will need to elapse in order to allow management sufficient time to adequately confirm, through testing, that its internal controls over financial reporting, as revised, are operating effectively.

Other than the material weakness, and the related corrective actions commenced to remediate this material weakness, described above there has been no change in our internal control over financial reporting during the third quarter of fiscal 2009.

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

Information about risk factors for the three-month and nine-month periods ended June 30, 2009 does not differ materially from that set forth in Part I, Item1A, of our 2008 Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

ITEM 2.	Unregistered Sale of Equity Security and Use of Proceeds

	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
April 1 - April 30	3,325		$29.04	—	—
May 1 - May 31	907		$29.04	—	—
June 1 - June 30	2,128		$29.04	—	—

Total	6,360	(1)	$29.04	—	—

(1)	Represents shares repurchased during the quarter due to tax withholding requirements related to the vesting of restricted stock.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

A list of exhibits to this Report is set forth in the Exhibit Index appearing elsewhere in this Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The PBSJ Corporation
(Registrant)

Dated: August 14 , 2009	/s/ John B. Zumwalt III
John B. Zumwalt
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2009	/s/ Donald J. Vrana
Donald J. Vrana
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment, dated May 14, 2009, to The PBSJ Corporation 2008 Employee Payroll Stock Purchase Plan (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on May 15, 2009 and incorporated by reference herein).

10.2	Amendment, dated May 14, 2009, to The PBSJ Corporation 2008 Employee Stock Ownership and Direct Purchase Plan (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Commission on May 15, 2009 and incorporated by reference herein).

10.3	Form of Amended and Restated Employment Agreement (previously filed as Exhibit 10.1 to the Current Report on Form 8-K with the Commission on June 23, 2009 and incorporated by reference herein).

10.4	Form of Indemnification Agreement (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 26, 2009 and incorporated by reference herein).

23.1	Consent of Willamette Management Associates.

23.2	Consent of Sheldrick, McGhee & Kohler, LLC.

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.