Form 10-K
period 2009-09-30
PBSJ CORP /FL/
filed 2010-01-13
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

Commission File Number 0-30911

THE PBSJ CORPORATION

(Exact name of Registrant as specified in its charter)

Florida	59-1494168
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4030 West Boy Scout Boulevard, Suite 700

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate value of the voting stock held by non-affiliates of the registrant based on the $36.16 price for the registrant’s Common Stock on March 31, 2009 was $76,945,545. Directors, executive officers and 10% or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose. There is no public trading market for the registrant’s common stock.

As of December 15, 2009, there were 5,505,249 shares of Common Stock Class A, $0.00067 par value per share, outstanding.

Documents Incorporated by Reference:

Our Proxy Statement to be filed for the 2010 Annual Meeting of shareholders is incorporated by reference in Part III hereof to the extent stated herein.

THE PBSJ CORPORATION

Form 10-K

For the Year Ended September 30, 2009

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated by reference in it include and are based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements can sometimes be identified by the fact that they do not relate strictly to historical or current facts and they frequently are accompanied by words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “believes”, “could”, “would”, “should”, “plans” or “intend” and similar terms and expressions. Examples of forward looking statements include all statements regarding our expected financial position and operating results including backlog, our business strategy, our financing plans (including any statements concerning our stock windows) and forecasted demographic and economic trends relating to our industry, and all statements relating to our ability to be awarded government contracts, the adoption of certain laws by Congress, our ability to compete effectively with other firms that provide similar services, our ability to attract and retain clients, our ability to achieve future growth and success, our expectations for the public and private sector economic growth, and the outcome of the various on-going government investigations. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot assure you that our expectations in such forward-looking statements will turn out to be correct. Factors that may impact such forward-looking statements include, among others, our ability to attract additional business, the timing of projects and the potential for contract cancellation or delays by our customers, our ability to attract and retain skilled employees, our ability to comply with laws and regulations, our insurance coverage covering certain events, the timing and amount of the spending bills adopted by the federal government and the states, timely billings to our customers and delays in collections of accounts receivable, risks of competition, changes in general economic conditions and interest rates, the risk that the Internal Revenue Service or the courts may not accept the amount or nature of one or more items of deduction, loss, income or gain we report for tax purposes or that any of our customers, including governments, may audit our contracts that had been considered settled, significant differences between actual results and estimates of the amount of future funding obligations for our unfunded pension or other benefit plans, including as a result of changes in interest rates or regulatory rulings such as those related to ERISA, and the possible outcome of pending or future litigation, legal proceedings and governmental investigations (including any potential governmental investigations that may result from our pending Foreign Corrupt Practices Act internal investigation) and our actions in connection with such litigation, proceedings and investigations, as well as certain other risks including those set forth under the heading “Risk Factors” and elsewhere in this Annual Report and in other reports filed by the us with the Securities and Exchange Commission. All forward-looking statements included herein are only made as of the date of such statements are made, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are qualified in their entirety by reference to the cautionary statements set forth above and elsewhere in this Annual Report and in other reports filed by us with the Securities and Exchange Commission.

Actual results could differ materially from those projected in the forward-looking statements as a result of the factors, among others, many of which are beyond our control.

PART I

ITEM 1.	Business

General

The PBSJ Corporation, together with its subsidiaries, is an employee-owned professional services organization that provides a broad range of program management, planning, design, and construction management services to a variety of public and private sector clients. Our two major business segments are consulting services and construction management, representing 79.5%, and 17.6%, respectively, of our revenue for the fiscal year ended September 30, 2009. We utilize our expertise in the engineering, construction management, planning, management, environmental, architectural and surveying disciplines to address complex problems in each of these basic service areas. We provide these services through our staff of approximately 3,700 professional, technical and support personnel as of September 30, 2009. We believe our multi-disciplinary approach to problems facilitates our ability to effectively meet the needs of our clients.

Since our founding in 1960, we have grown from a small civil engineering practice with operations only in South Florida to an international design firm offering a full range of engineering, construction management, architectural and planning services throughout the United States and in the Middle East (United Arab Emirates). In 2009, Engineering News-Record ranked Post, Buckley, Schuh & Jernigan, Inc., our subsidiary, thirtieth on its list of the top 500 U.S. design firms and fiftieth on its list of the top 200 environmental firms in the United States, based on revenue. During fiscal year 2009, we provided services to approximately 2,600 clients in the public and private sectors. In fiscal year 2009, we derived approximately 78% of our revenue from the public sector and about 22% from the private sector.

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

We began operations on February 29, 1960. Our holding company, The PBSJ Corporation, was incorporated in 1973. We engage in business primarily through four wholly-owned subsidiaries: Post, Buckley, Schuh & Jernigan, Inc., or PBS&J, a Florida corporation (through which we provide the majority of our engineering, architectural and planning services), PBS&J Construction Services, Inc., a Florida corporation (through which we have certain large contracts for our construction management services), Peter R. Brown Construction, Inc., or Peter Brown, a Florida corporation (through which we provide the majority of our construction services) and PBS&J International, Inc., a Florida corporation (through which we provide engineering, architectural and planning services in international markets). In addition, we have three other active subsidiaries: Seminole Development Corporation and Seminole Development II, Inc. (through which we hold title to certain of our real property), PBS&J Constructors, Inc. (through which we perform design-build projects) and three consolidated affiliates, PBS&J Caribe, LLP and PBS&J Caribe Engineering Service, CSP (through which we perform certain work in Puerto Rico) and PBS&J, P.A. In this Form 10-K, all references to “PBSJ”, the “Company”, “us”, “we” or “our” operations refer to The PBSJ Corporation, its subsidiaries and affiliates and the activities of these entities on a consolidated basis. Our executive offices are located at 4030 West Boy Scout Boulevard, Suite 700, Tampa, FL 33607.

Acquisitions

Throughout our history, we have made strategic acquisitions. We completed the following acquisitions during the last three fiscal years. The results of operations of the acquired business are included in the consolidated financial statements from the date of each respective acquisition.

On February 29, 2008, we acquired 100% of the stock of EcoScience Corporation, which we refer to as EcoScience, for $2.25 million, composed of $2.0 million in cash, 6,750 shares of our Class A common stock valued at approximately $200,000 and $50,000 cash held in escrow. The purchase price was allocated to the respective assets and liabilities based on their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $2.8 million, including approximately $790,000 of intangible assets and $1.4 million of goodwill and liabilities of approximately $593,000. EcoScience specializes in the preparation of ecological assessments and environmental impact statements, endangered species determinations, wetland delineations, storm water master planning, hydrologic and hydraulic engineering and surface or groundwater modeling primarily in North Carolina, South Carolina and the Southeast region of the U.S. EcoScience enhances our technical strength in the environmental, water and planning markets and solidifies our general presence in the Southeast.

On December 31, 2008, we acquired 100% of the issued and outstanding shares of capital stock of Peter R. Brown Construction, Inc., which we refer to as Peter Brown, for an aggregate purchase price of $16.0 million, composed of $12.0 million in cash, or $1.6 million net of cash acquired, and 137,741 shares of our Class A common stock valued at $4.0 million. The purchase price was allocated to the respective assets and liabilities based on their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in $12.7 million of intangible assets and $3.3 million of goodwill, all of which is deductible for tax purposes. The intangible assets consist of $3.8 million in customer relationships, $5.0 million in backlog and $3.9 million in trademarks and trade names. The weighted average useful life for customer relationships and backlog is 5.5 years. Trademarks and trade names are not amortizable. Additionally, we paid acquisition costs of approximately $446,000 which have been recorded in goodwill.

We initially agreed to pay, in addition to the initial purchase price, contingent consideration of up to a maximum of $2.0 million per year for three years based on a percentage of the amount by which Peter Brown’s earnings before interest and taxes and backlog exceeded threshold amounts during each year in the three year period following the acquisition. Any such contingent consideration paid will be accounted for as additional purchase consideration and included in goodwill in the period it is paid.

For income tax purposes, we and the former shareholders of Peter Brown elected to treat the Peter Brown sale as an asset purchase under Internal Revenue Code section 338(h)(10). In connection with this election, in May 2009, we paid an additional $734,000 in purchase price to the sellers, which was recorded as goodwill.

In June 2009, we entered into amended and restated employment agreements with the sellers of Peter Brown. In lieu of any contingent consideration amounts payable under the terms of the previous agreements, the amended employment agreements provide that each of the sellers was entitled to receive a cash payment of $1.0 million on or before July 1, 2009, thus reducing the total contingent consideration by $3.0 million. The sellers remain eligible to receive an additional cash payment on or before December 31, 2011 of up to $1.0 million each based on Peter Brown (i) backlog at September 30, 2011 and (ii) cumulative earnings before interest and taxes during the period from January 1, 2009 to September 30, 2011. Two-thirds of the additional amount payable under the amended employment agreements will be based on Peter Brown achieving certain earnings targets (although no additional payment based on earnings will be paid if Peter Brown achieves less than 75% of its earnings targets), and one-third of such additional amounts payable under the amended employment agreements will be based on Peter Brown achieving certain targeted backlog amounts. Under the terms of the amended employment agreements, we paid $3.0 million in additional purchase price to the sellers on July 1, 2009, which was recorded as goodwill.

Presentation of Consolidated Statements of Operations

During the quarter ended March 31, 2009, in connection with our acquisition of Peter Brown on December 31, 2008, we undertook a review of the historical manner of presentation of our consolidated statement of operations and adopted a revised format that is in accordance with the American Institute of Certified Public Accountants Accounting Guide for Construction Companies. As a result, we have reclassified the presentation of contract related direct expenses, which had previously been presented under the caption “Direct Reimbursable Expenses” and “Direct Salaries and Direct Costs,” and contract related indirect expenses, which had previously been presented in “General and Administrative Expenses, Including Indirect Salaries.” These contract related direct and indirect expenses are now classified under the caption “Cost of Revenue”. This change in manner of presentation did not affect our income from operations, net income or the determination of income or loss from our contracts. Conforming changes have been made for all periods presented.

Business Segments

In fiscal year 2009, due to the acquisition of Peter Brown, we modified our internal reporting process and the manner in which the business is managed and, in turn, reassessed our segment reporting. Beginning with the quarter ended March 31, 2009, we commenced reporting in two reporting segments: Consulting Services and Construction Management.

Certain of our operating segments do not individually meet the quantitative thresholds as a reporting segment nor do they share a majority of the aggregation criteria with another operating segment. These operating segments are reported on a combined basis as “Other” and include the PBS&J Constructors and PBS&J International operating segments as well as corporate expenses not included in the operating segments’ results.

The following table sets forth revenue from our reportable segments for each of the three years ended September 30, 2009, 2008, and 2007, after the restructuring, and the approximate percentage of our total revenues attributable to each reportable segment:

	2009		2008		2007
(Dollars in thousands)	Revenues	%	Revenues	%	Revenues	%
Consulting Services	$634,876	79	$605,973	98	$578,668	100
Construction Management	140,587	18	—	—	—	—
Other	23,125	3	11,972	2	2,797	—

Totals	$798,588		$617,945		$581,465

Additional information concerning segment results of operations and financial information is set forth in Item 7 under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 8, Note 18 of “Notes to Consolidated Financial Statements” which are included herein.

Consulting Services

Our Consulting Services segment provides a variety of design and related consulting services. Such services include program management, construction management, planning, surveying, geographic information systems, environmental assessments, engineering design, architectural and interior design, site assessment, and regulatory compliance.

During fiscal 2009, significant projects in the Consulting Services segment included:

•

Our participation as joint venture partner for the Fort Belvoir Base Realignment and Closure Program Management and Planning for influx of both additional Department of Defense (DOD) and non-DOD personnel. Our responsibilities included site selection, master planning, transportation planning, and overall integration of the implementation effort.

•

Our participation as joint venture partner for program management of the South Florida Everglades Ecosystem Restoration Program. Our responsibilities included planning, project management, scheduling, scientific analysis, and fiscal and reporting management.

•

Program management services for the Chokecherry and Sierra Madre Wind Farm in southern Wyoming. Responsibilities include environmental assessment, scientific analysis, planning, and preliminary engineering focused on transportation and transmission.

•	Plan development services for the City of Winter Haven, Florida to preserve and protect its surface water and groundwater resources for human and environmental use.

•	Construction management, administration, and inspection services for National Park Service projects throughout the United States.

•	Our participation as joint venture partner providing flood plain production and technical services nationwide for the Federal Emergency Management Agency.

•	Construction management services and owner representative for the Los Angeles International Airport baggage handling facilities.

•	Construction program management services for multiple Texas regional mobility authorities including Central Texas Regional Mobility Authority and North Texas Tollway Authority.

•

Planning and preliminary engineering services and production of environmental impact statements for both a commuter rail connection and reconstruction of Interstate 70 from downtown Denver to Denver International Airport.

•	Alternative analysis and corridor study for Anaheim Fixed Guideway between the resort area and the intermodal regional terminal connection with the high speed rail and commuter rail.

•

Program management and general engineering consultant services for multiple Florida Department of Transportation Districts, the Florida Turnpike Enterprise, the Central Texas Regional Mobility Authority , the Camino Real RMA, and the San Mateo County Transportation Authority.

Construction Management

The Construction Management segment includes the operations of Peter Brown which provides construction management services focusing primarily on building schools, jails, higher education facilities and institutional buildings. These services are typically provided by two delivery methods: Construction Management at Risk and Design-Build. Revenue from this segment is primarily derived from public sector clients including local government entities, universities, local school boards and state agencies.

Delivery Methods

Construction Management at Risk (“CMAR”) is a delivery method which entails a commitment by the Construction Manager (“CM”) to deliver the project within a Guaranteed Maximum Price (“GMP”). The Construction Manager is chosen by the owner based upon certain qualification criteria and the contract is conducted on an open book basis. The CM acts as consultant to the owner in the development and design phases, but acts as the equivalent of a general contractor during the construction phase. In addition to acting in the owner’s interest the CM must manage the budget and control construction costs to not exceed the GMP while still maintaining the owner’s design concept.

Design-Build is a delivery method where the CM is responsible for utilizing the concept developed by the owner, hiring the architect to design the project, and then pending the owner’s approval on the design, proceeds with construction. The CM is selected based upon certain qualification criteria as defined by the owner. While some Design-Build contracts can be conducted on a partial open book basis where the fee and general conditions are negotiated, these types of contracts are typically based on a lump-sum amount.

Significant Projects

During fiscal 2009, significant projects in the Construction Management segment included:

•

Design-Build services for the University of South Florida in Tampa, Florida. Juniper-Poplar Hall is a multi-level student housing facility which provides housing suites for students and includes a full kitchen, cafeteria, post office, classroom space, laundry facilities, a convenience store, coffee shop, common student lounges and living/learning centers. The facility also uses limited access security areas to control the flow of non-residents who utilize the building.

•

CMAR services for new additions to Mildred Helms Elementary School for the Pinellas County School Board in Largo, Florida. The project scope consists of a new classroom building, new portable classrooms, new parking area and bus loop, and upgrades to infrastructure. The new classroom building contains classrooms and teacher planning areas including a conduit system for Smart Board technology. Site and Infrastructure work includes parking areas, stormwater retention, air-cooled chiller and a pump room.

•

CMAR services for a three story LEED silver certified building for the First District Court of Appeals in Tallahassee, Florida. This facility includes administrative offices, judge’s chambers, Marshall’s office, courtrooms and a library.

•

CMAR services for the Bay County Administration building in Panama City, Florida. This project consists of a three story building that contains offices for the Supervisor of Elections, Tax Collector, Property Appraiser, Planning and Zoning, Traffic Engineering and other key county positions.

•

CMAR services for an addition to the Pasco County Detention Facility in Land O’Lakes, Florida. This facility consists of a three story housing unit including a secure corridor connection to the existing facility. This addition provides the facility with new beds and new parking spaces. The housing unit includes an open-bay type building with control rooms, recreation areas, attorney visitation areas, medical dispensaries and triage rooms. Additionally, the scope of work included expanding site utilities while keeping the existing facility 100% operational.

•

CMAR services for the Polk County — South County Jail Expansion in Frostproof, Florida. The renovations and additions to this facility include multiple phases of work on an active, occupied campus. New construction includes a secure housing addition, remote video visitation building, kitchen, staff dining, infirmary, jail administration areas and additional beds in the existing facility. Building support systems include a central energy plant which is designed to run and provide uninterrupted power to the facility in case of a hurricane or other power interrupting event.

Clients

We provide our services to a broad range of clients, including state, local and municipal agencies, the federal government and private sector businesses. Our state and local government clients include numerous state departments of transportation, water utilities, local power generators, waste water treatment agencies, environmental protection agencies, schools and colleges, law enforcement agencies, judiciary, hospitals and other healthcare providers. During fiscal year 2009, we provided services to federal agencies, including the Federal Emergency Management Administration, or FEMA, U.S. Army Corps of Engineers, or USACE, Mississippi Emergency Agency and the U.S. Air Force. Our contracts with federal, state and local entities are subject to various methods of determining fees and costs. See “Contract Pricing and Terms of Engagement” for further discussion of our pricing arrangements with governmental clients.

Our private sector clients include retail, commercial, entertainment, railroad, petro-chemical, food, telecommunications, oil and gas, power, semi-conductor, transportation, technology, public utility, mining and forest products entities. The table below indicates the revenue generated, by client type, for each of the three years ended September 30, 2009, 2008, and 2007.

	2009		2008		2007
(Dollars in thousands)	Revenue	%	Revenue	%	Revenue	%
State and local agencies	$546,457	68	$427,482	69	$395,396	68
Federal agencies	78,788	10	29,501	5	40,703	7
Private businesses	173,343	22	160,962	26	145,366	25

Total	$798,588		$617,945		$581,465

In fiscal year 2009, we derived approximately 10.2% of our revenue from various districts and departments of the Florida Department of Transportation, or FDOT, under numerous contracts. While we believe the loss of any individual contract would not have a material adverse effect on our results of operations and would not adversely impact our ability to continue work under our other contracts with FDOT, the loss of all, or a significant portion of our contracts with FDOT would cause a material decrease in our revenues and profits and therefore would have a material adverse effect on our results of operations.

For the years ended December 31, 2009, 2008 and 2007, our percentages of total revenue derived from work performed for foreign based clients totaled .5%, 0% and 0%, respectively.

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

Contract Pricing and Terms of Engagement

We earn revenue for the various types of services we provide through cost-plus, time-and-materials, fixed price contracts, and guaranteed maximum price contracts or contracts that combine any of these methods. See Note 1 of our Consolidated Financial Statements included herein for a description of the revenue methods for each contract type.

Cost-Plus Contracts. Under our cost-plus contracts, we charge clients negotiated indirect rates based on direct and indirect costs in addition to a profit component. The amount of revenue is based on our actual labor costs incurred plus a recovery of indirect costs and a profit component. In negotiating cost-plus contracts, we estimate direct labor costs and indirect costs and then add a profit component, which is a percentage of total recoverable costs, to arrive at a total dollar value for the contract. Indirect expenses are recorded as incurred and are allocated to contracts. If the actual labor costs incurred are less than estimated, the revenues from a project will be less than estimated. If the actual labor costs incurred plus a recovery of indirect costs and profit exceed the initial negotiated total contract amount, we must obtain a contract modification to receive payment for such overage. If a contract modification or change order is not approved by our client, we may be able to pursue a claim to receive payment. Revenue from claims are recognized when collected. For each of fiscal year 2009 and 2008, approximately 34% and 40%, respectively, of our revenues were earned from cost-plus contracts, primarily with state and local government agencies. Cost plus contracts are primarily used in the consulting services segment.

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

Time-and-Materials Contracts. Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on actual time expended. In addition, clients reimburse us for our actual out-of-pocket costs of materials and other direct incidental expenditures incurred in connection with performing the contract. Our profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs directly charged or allocated to contracts compared with negotiated billing rates. During each of fiscal year 2009 and 2008, approximately 19% and 34%, respectively, of our revenues were earned from time-and-materials contracts, primarily with federal, state and local agencies, as well as some private sector clients. Time and material contracts are primarily used in the consulting services segment.

Fixed-Price Contracts. Under our fixed-price contracts, clients pay us an agreed sum negotiated in advance for the specified scope of work. Under fixed-price contracts, there are no payment adjustments if we over-estimate or under-estimate the number of labor hours required to complete the project, unless there is a change of scope in the work to be performed. Accordingly, our profit margin will increase to the extent the labor hours and other costs are below the contracted amounts. The profit margin will decrease and we may realize a loss on a project if the number of labor hours required or other costs exceed the estimate. During fiscal years 2009 and 2008, approximately 32% and 26%, respectively, of our revenues were earned from fixed-price contracts, primarily with private sector clients. Fixed-price contracts are used in both the consulting services segment and the construction management segment.

Guaranteed Maximum Price Contracts. Under our guaranteed maximum price contracts, we typically negotiate a price that cannot be exceeded to manage the construction for a specific scope of work. The guaranteed maximum price, or GMP, contract value is often negotiated before the design is complete. We are responsible for any cost overruns. Labor, material or subcontractor savings are usually returned to the owner and can be utilized for additional work or changes in scope. Our profit margin will decrease and we may realize a loss on a project if the labor, materials or subcontractor costs exceed the estimate. During fiscal years 2009 and 2008, approximately 15% and 0%, respectively, of our revenues were earned from GMP contracts, primarily with state and local agencies. Guaranteed maximum price contracts are used in the construction management segment.

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

Backlog

Our backlog for services was estimated to be $728.3 million and $673.3 million as of September 30, 2009 and 2008, respectively. We expect to realize approximately $485.5 million of this backlog during the fiscal year ending September 30, 2010. We define backlog as contracted task orders less previously recognized revenue on such task orders. U.S. government agencies, and many state and local governmental agencies, operate under annual fiscal appropriations and fund various contracts only on an incremental basis. Our ability to realize revenues from our backlog depends on the availability of funding for various federal, state and local government agencies. In addition, most of our contracts have termination for convenience provisions which allow the client to terminate the contract on short notice. Therefore we cannot assure that revenue projected in our backlog will be realized or, if realized, will result in profits.

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

The following table presents the total backlog for services by reportable segment for the years ended September 30, 2009 and 2008:

(Dollars in thousands)	September 30,
	2009	2008
Consulting Services	$558,185	$642,776
Construction Management	121,264	—
Other	48,810	30,561

Total	$728,259	$673,337

Regulation

Compliance with federal, state, local and international regulations, which have been enacted or adopted, including those relating to the protection of the environment, are not expected to have any material effect on our capital expenditures, earnings and competitive position.

Personnel

We employed approximately 3,700 employees at September 30, 2009. Most of our employees are professional or technical personnel having specialized training and skills, including engineers, architects, analysts, scientists, management specialists, technical writers and skilled technicians. We believe that our future growth and success will depend, in large part, upon our continued ability to attract and retain highly qualified personnel.

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

To protect us from potential liability we maintain a full range of insurance coverage, including workers’ compensation, commercial general liability (which includes property coverage), commercial automobile, and professional liability (which includes pollution coverage). Our professional liability coverage is on a “claims-made basis” meaning the coverage applies to claims made during a policy year regardless of when the causative action took place. All other coverage is “occurrence-basis” meaning that the policy in place when the injury or damage occurred is the policy that responds regardless of when the claim is made. Our professional liability limits per policy year are $60 million with a per claim deductible of $125,000 plus an annual aggregate retention of $3 million. This coverage would also cover us for a claim against one of our subcontractors. Based on our experience with claims and lawsuits we believe that the current levels of coverage are adequate in all cases. A successful catastrophic claim or aggregate of several large claims in amounts in excess of our insurance coverage in any policy year could have a material adverse effect on our financial position and results of operations. As of September 30, 2009 and 2008, the Company had accruals of $3.7 million and $6.5 million, respectively, for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable and can be reasonably estimated

Misappropriation Loss

In connection with an investigation conducted by independent counsel in prior years, it was revealed that at least $36.6 million of Company funds was misappropriated between January 1, 1998 and the discovery of the misappropriations in March 2005.

We determined that the misappropriation scheme led to the overstatement of overhead rates that we had used to determine billings in connection with certain of our government contracts. As a result, some of our government clients were overcharged. We determined the corrected overhead rates considering both the impact of the misappropriations and the impact of additional errors identified. We and our advisors worked with our government clients to finalize any refundable amounts. The cumulative refund amount, before any payments, resulting from the overstated overhead rates was $35.0 million through September 30, 2009. At September 30, 2009 and 2008, the balance in accrued reimbursement liability was approximately $946,000 and $2.2 million, respectively. The balance at September 30, 2009 is expected to be settled in fiscal year 2010.

We filed a claim under our annual crime policy for the policy period ended April 30, 2005, which we refer to as the 2005 Policy, to recover some of the misappropriation losses resulting from the embezzlement. In January 2007, we received $2.0 million, the stated limit under the 2005 Policy. The insurance proceeds were recognized in insurance proceeds and gain on recoveries, net of misappropriation loss in the accompanying consolidated statement of operations for the year ended September 30, 2007. We do not expect to receive any additional insurance proceeds in the connection with the misappropriation loss.

Foreign Corrupt Practices Act Investigation

As previously reported on our Form 8-K filed December 30, 2009, an internal investigation is currently being conducted by the Audit Committee of our Board of Directors to determine whether any laws, including the Foreign Corrupt Practices Act (“FCPA”), may have been violated in connection with certain projects undertaken by PBS&J International, Inc., one of our subsidiaries with revenue of $4.3 million in fiscal year 2008 and $3.9 million in fiscal year 2009, in certain foreign countries (the “International Operations”). Initial results of the investigation suggest that FCPA violations may have occurred. However, the investigation does not suggest that any violation extends beyond the International Operations or that members of our executive management were involved in illegal conduct. We have voluntarily disclosed the possible violations, the investigation, and the initial findings to the Department of Justice and to the Securities and Exchange Commission, and will cooperate fully with their review. The FCPA (and related statutes and regulations) provides for potential monetary penalties, criminal and civil sanctions, and other remedies. We are unable to estimate the potential penalties that might be assessed for these FCPA violations and accordingly, no provision has been made in the accompanying financial statements.

Available Information

A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, are available free of charge on the Internet at the SEC’s web site at www.sec.gov. Our reports filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	Risk Factors

In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, the following risks and uncertainties could materially adversely affect our business, financial condition, and results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

Certain Risks Related to Our Marketplace and Our Operations

Downturns in the financial markets, like the present financial market downturn, and reduced federal, state and local government budget spending could cause a reduction in our revenues, operating results and liquidity.

Downturns in the financial markets, like the present financial market downturn, can impact the capital expenditures of our clients. During fiscal 2009 and 2008 the contraction of the residential housing market that began in 2006 continued and accelerated, reducing housing starts to levels not seen since the early 1980s. In the wake of the general liquidity crisis triggered by the losses suffered by major financial institutions, the impact of the economic downturn spread to commercial development and the remainder of the private sector. These events have caused a sharp decline in many of the services we provide, including traditional civil engineering, architecture, planning and survey work.

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

The demand for our government related services is contingent upon the level of government funding for new and existing infrastructure projects. As such, government funding is dependent upon policy objectives being in line with infrastructure needs. In addition, in times of economic downturns, such as what we have experienced in fiscal year 2009, our government clients may have less tax revenues for infrastructure projects. For example the present economic downturn has affected states and municipalities, since tax revenues are declining across the board. Any shift in policy away from the capital expenditure initiatives we work on or economic declines which reduce tax revenues or the availability of financing could result in decreased demand for our services and could materially adversely affect our revenue, operating results and liquidity.

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

We have numerous competitors in the various marketplaces in which we operate. Our competitors range from large diversified firms having substantially greater financial resources and a larger technical staff than us, to smaller more specialized, low cost structure niche firms. It is not possible to estimate the extent of competition that our present or future activities will encounter because of changing competitive conditions, customer requirements, technological developments, political environments and other factors.

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

We are party to numerous contracts with federal, state, international and other government agencies, which require strict compliance with applicable laws, regulations, standards and contractual requirements. Federal and many state agencies routinely conduct various types of audits of their contracts. In some cases, the agencies conducting these audits review and report instances of fraud, internal control deficiencies, and violations of regulations or provisions of the contract.

If these audits identify costs which have been incorrectly charged or billed, either directly or indirectly, to government contracts, the government agencies may not reimburse us for these costs, or if we have already been reimbursed, we may be required to refund these reimbursements.

Our internal controls may not prevent or detect specific isolated or deceitful violations of applicable laws, regulations, standards or contractual requirements. If we fail to comply with the terms of one or more of our government contracts or governmental statutes and regulations, or if any of our companies or employees are indicted or convicted on criminal charges (including misdemeanors) relating to any of our government contracts, in addition to any civil or criminal penalties and costs we may incur, we could be suspended or debarred from government contracting activities for a period of time. Some federal and state statutes and regulations provide for automatic debarment in certain circumstances, such as upon a conviction for a violation. The suspension or debarment in any particular case may be limited to the facility, contract or subsidiary involved in the violation or could be applied to all of our companies if the circumstances were deemed severe enough. Even a narrow suspension or debarment could result in negative publicity that could adversely affect our ability to renew contracts and to secure new contracts, both with governments and private customers, which could materially and adversely affect our business and results of operations. A conviction or other remedy resulting from the Foreign Corrupt Practices Act investigation, discussed below, could also, under certain circumstances, trigger all or some of the adverse affects discussed above.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.

As previously reported on our Form 8-K filed December 30, 2009, an internal investigation is currently being conducted by the Audit Committee of our Board of Directors to determine whether any laws, including the Foreign Corrupt Practices Act (“FCPA”), may have been violated in connection with certain projects undertaken by PBS&J International, Inc., one of our subsidiaries in certain foreign countries (the “International Operations”). Initial results of the investigation suggest that FCPA violations may have occurred. We have voluntarily disclosed the possible violations, the investigation, and the initial findings to the Department of Justice and to the Securities and Exchange Commission, and will cooperate fully with their review. The FCPA (and related statutes and regulations) provides for potential monetary penalties, criminal and civil sanctions, and other remedies. We are unable to estimate the potential penalties that might be assessed for these FCPA violations and accordingly, no provision has been made in the accompanying financial statements.

We derive a significant portion of our revenue from a few clients, and the loss of these clients could have a material adverse impact on our financial performance.

In fiscal year 2009, we derived approximately 10.2% of our revenue from various districts and departments of the FDOT under numerous contracts. The loss of all or a significant portion of our contracts with this client or several large contracts with our other clients would have a material adverse effect on our results of operations, resulting from a material decrease in our revenue and profits.

Our backlog is subject to cancellation and unexpected adjustments, which could have a negative impact on future revenues, operating results and liquidity.

We cannot assure that the revenues projected in our backlog will be realized or, if realized, will result in profits. Projects may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, our ability to earn revenues from our backlog depends on the availability of funding from various federal, state, and local government agencies. Most of our contracts have termination for convenience provisions which allow the client to terminate the contract on short notice. Therefore, project terminations, suspensions or reductions in scope may occur from time-to-time with respect to contracts reflected in our backlog would cause a reduction in our backlog, and adversely affect future revenues, operating results and liquidity.

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

We generally earn revenue for the services we provide through four principal types of contracts: cost-plus, time-and-materials, fixed price contracts, and guaranteed maximum price contracts. All of these contracts require estimates, which if ultimately incorrect, would lead to lower profits or losses on such contract. Cost-plus contracts are usually subject to negotiated ceiling amounts, and limit the recovery of certain specified indirect costs. If we underestimate our costs, and our costs exceed the contract ceiling amount, we may not be reimbursed for such costs. Under fixed price and guaranteed maximum price contracts, we receive a fixed sum negotiated in advance, regardless of actual costs incurred. If we set up the price based on underestimated costs for the specified scope of work, we may experience significant over-runs and negatively impact profit margin or realize a loss on the contract. Under fixed price contracts, we bear the inherent risk that actual performance cost may exceed the contract price. Under time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on actual time expended. However, because our actual labor and overhead costs directly charged or allocated to such contracts may exceed the negotiated billing rates, even under time-and-materials contracts we run the risk that if we underestimate our total contract costs when we determine our negotiated billing rates, we may not be able to recover these costs from our client, and the project may not be profitable for us.

Percentage-of-completion accounting used for our fixed price and guaranteed maximum price contracts can result in overstated or understated profits or losses and variations of actual results from our assumptions could reduce our profitability.

The revenue for our fixed price and guaranteed maximum price contracts are accounted for on the percentage-of-completion method of accounting. This method of accounting requires us to calculate revenues and profit to be recognized in each reporting period for each project based on our predictions of future outcomes, including our estimates of the total cost to complete the project, project schedule and completion date, the percentage of the project that is completed and the amounts of any probable unapproved change orders. Our failure to accurately estimate these often subjective factors could result in overstated or understated profit or losses for certain contracts. Contract revenue and total cost estimates are reviewed and revised periodically as the work progresses. Adjustments are reflected in contract revenue in the fiscal period when such estimates are revised. Estimates are based on management’s reasonable assumptions and experience, but are only estimates. Variation of actual results from estimates on a large project or on a number of smaller projects could be material. We immediately recognize the full amount of the estimated loss on a contract when our estimates indicate such a loss. Such adjustments and accrued losses could result in reduced profitability in the period in which such loss is identified which could negatively impact our liquidity.

If we are unable to retain and recruit highly qualified personnel to fulfill our contractual obligations, our business may be adversely affected.

Our employees are our most valuable resource. Many of our technical personnel are highly specialized in their respective disciplines. Since we derive substantially all of our revenue from services performed by our professional staff, our failure to retain and attract professional staff could negatively impact our ability to complete our projects and secure new contracts.

Failure to meet the covenants of our existing revolving credit facility could result in the loss of use of our available line of credit.

Failure to meet any of the covenant terms of our existing revolving credit facility could result in an event of default. If an event of default occurs, and we are unable to receive a waiver of default, our lender may increase our borrowing costs, restrict our ability to obtain additional borrowings, accelerate all amounts outstanding or enforce their interest against all collateral pledged. In the past, we have obtained written waivers of default from our lender, but we may not be able to obtain any necessary waivers in the future. In addition, we cannot declare dividends or incur additional debt without written approval from our lender, which could significantly restrict our ability to raise additional capital. Our inability to raise additional capital could lead to a working capital deficit that could have a materially adverse effect on our operations in future periods.

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

Because a significant portion of our revenues is earned from cost-plus contracts, fixed price contracts and guaranteed maximum price contracts, as well as contracts that base significant financial incentives on our ability to keep costs down, we bear some or all of the risk of rising inflation with respect to those contracts. In addition, rising inflation, interest rates and/or construction costs could reduce the demand for our services. Furthermore, if we expand our business into markets and geographic areas where fixed price work is more prevalent, inflation may have a larger impact on our results of operations in the future. Therefore, increases in inflation, interest rates and/or construction costs could have a material adverse impact on our business and financial results.

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

Significant changes in funding assumptions of our unfunded pension and other benefit plans could adversely affect our financial results.

We have an unfunded, nonqualified, noncontributory defined benefit pension plan and an unfunded nonqualified defined contribution plan that covers key officers and certain former key officers. Estimates for the amount and timing of the future funding obligations of the plans are based on various assumptions. These assumptions are subject to change based on interest rates and regulatory rulings such as those related to ERISA, among other factors. Significant changes in assumptions may materially affect our retirement plan obligations and related future expense.

Certain Risks Related to Owning Our Stock

Because no public market exists for our stock, and we are not required to redeem stock held by our shareholders even upon their retirement or other termination of employment, the ability of our shareholders to sell their Class A common stock is limited.

There is no public market for our Class A common stock. In order to provide some liquidity to our shareholders, we have historically maintained a limited annual stock offering period, which we call the stock window. The stock window has permitted existing shareholders to offer their shares for sale back to us during a predetermined period at a price determined by an appraisal. Although the stock window is intended to provide some liquidity to shareholders, the aggregate number of shares offered for sale during the stock window may be greater than the aggregate number of shares sought to be purchased by authorized buyers. As a result, sell orders may be prorated, and shareholders may not be able to sell all of the shares they desire to sell during the stock window. In addition, we are not required to redeem stock held by our shareholders upon retirement or other termination of employment. Accordingly, shareholders may not be able to sell their stock even if they retire or otherwise leave the Company. Additionally, the retirement of significant shareholders, such as that which may occur over the next five years as a result the potentially large number of employees who either are or will become during that period of retirement age, could cause constraints on the Company’s liquidity and further limit the Company’s ability to purchase shares by shareholders who wish to sell their shares.

The ability of shareholders to sell or transfer their Class A common stock is restricted and, even upon such a sale, may not result in immediate receipt of cash consideration.

Only our employees, directors, and The PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust, which we refer to as the ESOP, may own our Class A common stock. We have incorporated significant restrictions on the transfer of our Class A common stock that limit our shareholders’ ability to sell their stock. All shares must be initially offered for sale back to us at the price determined in accordance with our bylaws. If we decline to purchase the shares, the ESOP Plan may purchase such shares. Should the ESOP Plan decline to purchase the shares, the shareholders may offer their shares for sale to other shareholders who are employees. The other shareholders have the right to purchase such shares based on each shareholder’s proportionate ownership of all issued shares. Because our shares are subject to transfer restrictions, shareholders who desire to sell all their shares may not be able to do so.

Pursuant to our bylaws, we are permitted to repurchase stock by delivery of a promissory note to the employee. Because the principal payable pursuant to any such promissory note may not be paid at any time prior to the five year anniversary of the date of issuance, a shareholder may not receive a cash payment for his shares until such five year anniversary.

Because we do not intend to pay dividends, our shareholders will benefit from an investment in our Class A common stock only if our stock price appreciates.

We have never declared or paid dividends to holders of our Class A common stock. We expect to retain all future earnings for investment in our business, and do not expect to pay any cash dividends in the near future. As a result, the positive return of an investment in our Class A common stock is solely dependable on future appreciation in value of our Class A common stock and future earnings. There is no guarantee that our stock will appreciate in value or even maintain the original price at which it was purchased.

The limited market and transfer restrictions on our Class A common stock will likely have anti-takeover effects.

Only our employees, directors, eligible consultants and employee benefit plans may own our Class A common stock and participate in our internal market. In addition, we have imposed significant restrictions on the transfer of our Class A common stock other than through sales during our stock windows. These limitations make it extremely difficult for a potential acquirer who does not have the prior consent of our Board of Directors to acquire control of our Company, regardless of the price per share an acquirer might be willing to pay and whether or not our shareholders would be willing to sell at that price.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We lease and maintain our executive offices located at 4030 West Boy Scout Boulevard, Suite 700, Tampa, FL 33607. On August 31, 2007, the Company entered into a sale-leaseback agreement of its Doral office building located at 2001 N.W. 107th Avenue, Miami, Florida 33172, which consists of approximately 100,000 square feet of office space (see Note 6 to the Consolidated Financial Statements for further information). We own our Orlando office located at 482 South Keller Road, Orlando, Florida 32810, which consists of approximately 90,000 square feet of office space. The Orlando office building is pledged as collateral under a mortgage note.

We lease 98 additional offices throughout the United States, Puerto Rico and the United Arab Emirates. Aggregate lease payments during fiscal year 2009 were $22 million.

We also have title to one remaining recovered property which is held for sale and included in other non-current assets in the accompanying consolidated balance sheet at September 30, 2009 (see Note 3 to the Consolidated Financial Statements for further information). The property is a 2,000 square foot condominium located in Hollywood, Florida.

We believe that substantially all of our property and equipment is, in general, well maintained and in good operating condition is considered adequate for present needs.

We believe that we have clear title to the properties owned and used in our business, subject to liens for current taxes and easements, restrictions and other liens, which do not materially detract from the value of the properties or our interest in the properties or the use of those properties in our business.

ITEM 3.	Legal Proceedings

The information with respect to legal proceedings is incorporated by reference from Note 16 and Note 19 of our Consolidated Financial Statements included herein.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our Class A common stock. As of September 30, 2009 there were no shares of Class A common stock that were subject to outstanding warrants or options to purchase, or securities convertible into, our Class A common stock.

As of December 15 there were 5,505,249 shares of Class A common stock outstanding and held of record by 2760 shareholders. There are no other classes of stock outstanding.

Our bylaws require that Class A common stock held by shareholders who terminate employment with us be offered for sale at fair market value to us pursuant to a right of first refusal. Should we decline to purchase the shares, the shares must next be offered to our ESOP plan at fair market value, and then ultimately to our shareholders who are employees. Our bylaws provide the procedures for determining the fair market value. Other than agreements with certain retired directors, as of September 30, 2009 and 2008, there was no outstanding Class A common stock held by individuals no longer employed by us.

Dividends

Each share of our Class A common stock is entitled to share equally in any dividends declared by our Board of Directors. Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not paid cash dividends on our Class A common stock in the past and have no present intention of paying cash dividends on our Class A common stock in the foreseeable future as we expect to retain any earnings for investment in our business.

Issuer Purchases of Equity Securities

The following table provides information about repurchases of Class A common stock during the year ended September 30, 2009:

	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October 1 – June 30	394,860		$29.06
July 1 – July 31	259		$29.04	—	—
August 1 – August 31	1,442		$29.04	—	—
September 1 – September 30	355,228		$36.16	—	—

Total	751,789	(1)	$32.42	—	—

(1)	Represents shares repurchased during our stock window, from terminating employees and for tax withholding purposes.

Performance Graph

The following graph shows a comparison of the five-year cumulative total shareholder return for our Class A common stock with the S&P 500 Index and a weighted peer group index. The peer group index consist of other engineering firms the Company uses to benchmark its performance, specifically, CH2M Hill companies LTD, URS Corporation, Michael Baker Corporation, Tetra Tech Inc., and Jacobs Engineering Group, Inc. The graph assumes a $100 investment on September 30, 2005 in our Class A common stock, the S&P 500 Index and the peer group index. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 except as to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

(1)	The 2009 stock price for the PBSJ Corporation is based on the valuation of our stock price as of March 31, 2009. See Item 7. “Management’s Discussion and Analysis of the Financial Condition and Results of Operations — Critical Accounting Policies — Stock Valuation” for additional information concerning the stock valuation.

ITEM 6.	Selected Financial Data

The financial data for the years ended September 30, 2009, 2008, 2007, 2006 and 2005 have been derived from our audited financial statements. You should read the information set forth below in conjunction with our consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report.

	For the Year Ended September 30,
	2009		2008		2007		2006		2005
(Dollars in thousands, except per share amounts)
Operating Data:
Revenue	$798,588		$617,945		$581,465		$537,242		$511,937
Gross profit	92,217		79,807		91,510		84,450		81,910
Net income	23,618	(1)	15,472	(2)	19,098	(3)	5,405	(4)	21,075	(5)
Balance Sheet Data (at end of period):
Working capital	47,173		58,644		34,911		(1,285)		30,506
Total assets	323,274		268,677		258,369		244,949		251,647
Accrued reimbursement liability (6)	946		2,186		8,385		28,183		34,772
Long-term debt, less current portion	12,353		5,885		6,397		6,909		7,425
Capital leases obligations	141		435		705		1,050		853
Total stockholders’ equity	77,145		66,251		78,096		58,911		77,832
Net income per share:
Basic	$4.26		$2.55		$3.05		$0.81		$2.92
Diluted	$4.19		$2.51		$2.99		$0.76		$2.74

(1)	Net income includes $1.3 million recognized on the deferred gain on the sale-leaseback of an office building, and a $1.7 million reduction in general & administrative expense due to the entry into a settlement agreements with Richard Wickett, our former Chairman of the Board from 2002 to February 2005, and Kathryn Wilson, our former Controller from 2004 to 2006.
(2)	Net income includes $1.3 million recognized on the deferred gain on the sale-leaseback of an office building, and a $2.3 million increase in revenue due to the reversal of accrued reimbursement liabilities.
(3)	Net income includes $2.8 million recognized on the sale-leaseback of an office building, $2.0 million in insurance proceeds, a $4.5 million increase in revenue due to the reversal of accrued reimbursement liabilities, primarily offset by $3.8 million in investigation related costs.
(4)	Net income includes $14.2 million in investigation related costs, offset by a $1.6 million gain from recovered assets.
(5)	Net income includes a $14.3 million gain from recovered assets, offset by a $3.6 million misappropriation loss and $5.4 million in investigation related costs.
(6)	Over-billings to our government clients caused by the overstatement of our overhead rates as a consequence of the misappropriation loss and concealment entries and certain additional identified errors.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Business Overview

We provide segment information on two reportable segments: Consulting Services and Construction Management.

We provide services to both private and public sector clients, with the public sector comprising approximately 78% of our revenue. As of September 30, 2009, our revenue backlog was approximately $728.3 million compared to $673.3 million as of September 30, 2008, representing 8.2% increase. Of the total backlog at September 30, 2009, $121.3 million is backlog from Peter Brown. Excluding Peter Brown’s backlog, our backlog decreased by 9.8% to $607.0 million at September 30, 2009 compared to September 30, 2008.

Business Environment

Fiscal 2009 was a year of unprecedented weakness in the economy due to the global financial crisis. We constantly monitor our business environment as we conduct our business each fiscal year. Fluctuating market conditions may increase or decrease the overall demand for our services. This section presents a brief overview for our consulting services reporting segment and construction management reporting segment.

We believe our business environment trends discussion is reasonable, based on available market information and should be balanced and considered with our discussion of Item 1A — Risk Factors.

Consulting Services Reporting Segment Business Environment

The American Recovery and Reinvestment Act of 2009

The American Recovery and Reinvestment Act of 2009, which we refer to as ARRA, and which was previously termed the Stimulus Act, provided for $787 billion in stimulus spending of which approximately $130 billion has been slated for construction. The transportation infrastructure sector has clearly been the lead market for ARRA with funding of $49.3 billion. The Federal Highway Administration apportioned $26.6 billion to states for projects. Environmental public works programs have been allocated $26.2 billion from the ARRA with $4 billion provided to the EPA clean water state revolving fund and $2 billion to the drinking water revolving fund.

Energy related projects are to be supported by $36.7 billion in spending and tax incentives from the ARRA. Modernizing the domestic electricity grid is allocated $11 billion. Production credits for renewable energy were extended through 2013. The overall buildings market has received a much smaller boost from the ARRA than the infrastructure market. The largest infusion has been the $5.6 billion going to the General Services Administration (GSA) which includes federal buildings. $6.6 billion is going to the Department of Defense for modernization of their buildings, while the Veterans Administration and the Department of Housing and Urban Development received $10.3 billion for family construction, upgrades, and public housing funds. We expect that the ARRA will continue to support increased investment in infrastructure domestically with several of the above markets creating multiple project opportunities.

Transportation Infrastructure

The need to modernize and upgrade the transportation infrastructure in the United States has been a source of continued business for us through the last ten years. Fueling the initial growth in this market was the Intermodal Surface Transportation Efficiency Act of 1991 and subsequent legislation, the Transportation Equity Act for the 21st Century, the Safe, Accountable, Flexible, Efficient Transportation Act: A Legacy for Users. The public is beginning to recognize the potential disasters that await should our nation’s acknowledged aging infrastructure not be addressed. Increasingly complex governmental regulations faced by our clients mean additional opportunities for consultants with specialized knowledge. Despite the need for improvements, federal funds have been stretched, which when combined with the rising costs of construction materials have created some sluggishness in our industry. In some cases states have increased fuel taxes to support growing transportation needs, and, in other states, there has been a movement toward privatization or toll-funded facilities. Given that we are a leading provider of toll services, this work has grown simultaneously with a retraction in traditional transportation services. Current indicators are that Senate leaders plan to pass an extension of the current authorization bill through March 2011, deferring a new bill until after the 2010 elections.

While we see sluggishness or retrenchment in traditional infrastructure services, we are seeing growth in innovative financing and delivery systems that, while not fully replacing the reduction in traditional services, is providing opportunities for firms like ours that provide a broad cross section of services to many different markets.

Water Supply and Water Resources

Another significant initiative impacting the business environment is the Water Resources Development Act which authorizes studies and projects within the Corps of Engineers’ mission areas including navigation, flood damage reduction, hurricane and storm damage reduction, shoreline protection, and environmental restoration. In addition, a number of water and wastewater projects have been authorized under the environmental infrastructure program of the Act.

In recent years, significant environmental laws at the federal, state and local levels have been enacted in response to public concern over the health of the nation’s air, water, and natural resources. Those laws and their implementation through regulation affect numerous industrial and governmental actions and form a key market driver for the services of our Environmental Services segment. Two federal environmental laws, The Safe Drinking Water Act of 1974 and the Clean Water Act of 1972, continue to drive this segment of our business. Pursuant to these laws, Congress has authorized significant monies to assist state and local governments. According to the EPA, as much as $19.5 billion a year will be needed for construction and upgrade of water and wastewater treatment facilities over the next 20 years.

Design and Federal

The federal business environment is projected to have moderate growth with a broad range of Department of Defense funding for military construction, operations & maintenance, the Base Realignment and Closure (BRAC) program and other support services. On the civil works front, the U.S. Army Corps of Engineers has a robust $5 billion program that includes significant opportunities in navigation, hurricane and flood protection, environmental stewardship, regulation of waterways and wetlands, disaster preparedness and response, recreation, hydropower, water supply and support to other organizations. Significant programs are in place and projected for the U.S. Environmental Protection Agency and the U.S. Department of Interior and its various agencies.

Some promising programs for the short-term domestic business environment include:

Energy and Water Development

The Energy and Water appropriations bill conference report appropriates $33.5 billion for a wide variety of programs for the Army Corps of Engineers, Bureau of Reclamation, and Department of Energy programs. While new electricity utility starts have been down, alternative energy projects and transmission line work may stabilize the electric utility market.

Department of Homeland Security

The proposed agreement provides for $42.7 billion for the Department of Homeland Security which includes significant funding for flood map modernization, national flood insurance fund, emergency operations centers, and pre-disaster mitigation programs.

Construction Management Reporting Segment Business Environment

Some of the business environments of particular interest to our construction management segment include education (K-12), college and university, health care, churches, criminal justice and public safety, government, office and retail, historical renovation and specialty uses. While providing a range of preconstruction services, construction services, and post-construction services we closely follow the markets and trends that concern our business. We expect continued fluctuation in the overall construction industries. We expect trends in these markets to include:

•

Institutional and education markets are expected to have a variety of activity including a slight upswing for federal buildings with a growing amount of energy-efficiency upgrades as well as an increase for military buildings. Nationally, the education market may continue to experience an overall decline with pockets of positive activity on public and private college and universities. The ARRA funding has provided a stabilizing role in moderating some of the downturn that may have occurred for the institutional sector.

•

The healthcare market has experienced fluctuations over the past two years and may be heading toward a period of slight recovery. The down economy and limited financial lending have had a negative impact, deferring numerous capital expansion programs across the board at both private and public facilities. Coupled with the debate over healthcare reform at the national level, many administrators and facilities are taking a cautious posture regarding expansion and/or rehabilitation program. Health care may be a business environment that will show an increase by percentage growth, but the volume is expected to be lower compared to the recent past.

With consumer confidence and single family construction still at their lowest point in many years, we are carefully watching which markets will emerge the fastest and at what rate. We are consistently adjusting our business strategies accordingly.

Acquisitions

We completed a significant acquisition during fiscal 2009. For further details, see Acquisitions in Item 1.

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

Construction Management includes the operations of Peter Brown which provides construction management at risk services focusing primarily on building schools, jails, higher education facilities and institutional buildings. These services are typically provided using one of two delivery methods: Construction Management at Risk and Design-Build. Revenue from this segment is primarily derived from public sector clients including local government entities, universities, local school boards and state agencies.

We evaluate performance based on the operating income (loss) of the respective operating segment. The discussion that follows is a summary analysis of the primary changes in operating results by reportable segment for the years ended September 30, 2009, 2008 and 2007.

We earn revenue for time spent on projects, as well as for certain direct and indirect costs of our projects. Cost of revenue is composed of project related salaries including overhead and fringe benefits, other direct costs and other indirect costs. Project related salaries including overhead and fringe benefits represent wages earned by our technical personnel as well as administrative and support personnel wages. Other direct costs are primarily composed of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints, and equipment where we are responsible for procurement and management of such cost components on behalf of the our clients. Other indirect project-related costs are also included in cost of revenue. Gross profit represents the net effect of revenue less cost of revenue.

	Years Ended September 30,
(Dollars in thousands)	2009	% of Revenue	2008	% of Revenue	2007	% of Revenue
Consulting Services
Revenue	$634,876	100.0%	$605,973	100.0%	$578,668	100.0%
Cost of revenue	550,094	86.6	525,055	86.6	486,289	84.0

Gross profit	84,782	13.4	80,918	13.4	92,379	16.0

General and administrative costs	—	0.0	—	0.0	—	0.0

Total costs and expenses	—	0.0	—	0.0	—	0.0

Income from operations	$84,782	13.4%	$80,918	13.4%	$92,379	16.0%

Construction Management
Revenue	$140,587	100.0%	$—	0.0%	$—	0.0%
Cost of revenue	132,155	94.0	—	0.0	—	0.0

Gross profit	8,432	6.0	—	0.0	—	0.0

General and administrative costs	—	0.0	—	0.0	—	0.0

Total costs and expenses	—	0.0	—	0.0	—	0.0

Income from operations	$8,432	6.0%	$—	0.0%	$—	0.0%

Other
Revenue	$23,125	100.0%	$11,972	100.0%	$2,797	100.0%
Cost of revenue	24,122	104.3	13,083	109.3	3,667	131.1

Gross loss	(997)	-4.3	(1,111)	-9.3	(870)	-31.1

General and administrative costs	59,830	258.7	58,480	488.5	60,731	2,171.3
Insurance proceeds and gain on recoveries	—	0.0	—	0.0	(1,989)	-71.1
Investigation and related costs	—	0.0	—	0.0	3,802	135.9

Total costs and expenses	59,830	258.7	58,480	488.5	62,544	2,236.1

Loss from operations	$(60,827)	-263.0%	$(59,591)	-497.8%	$(63,414)	-2,267.2%

1. Results of Operations

The following table sets forth the percentage of revenue represented by the items in our consolidated statements of operations for the years ended September 30, 2009, 2008 and 2007:

	Years ended September 30,
	2009	2008	2007
Revenue	100.0%	100.0%	100.0%
Cost of revenue	88.5	87.1	84.3

Gross profit	11.5	12.9	15.7

Costs and expenses:
General and administrative expenses	7.5	9.5	10.4
Insurance proceeds and gain on recoveries, net of misappropriation loss	—	—	(0.3)
Investigation and related costs	—	—	0.7

Total costs and expenses	7.5	9.5	10.8

Income from operations	4.0	3.4	4.9

Interest expense	(0.1)	(0.2)	(0.3)
Other, net	—	—	—
Loss on fixed interest rate swap	(0.2)	—	—

The following table presents a summary of our operating results for the years ended September 30, 2009, 2008 and 2007:

	Years ended September 30,
	2009	2008	2007
(Dollars in thousands, except per share amounts)
Revenue	$798,588	$617,945	$581,465
Cost of revenue	706,371	538,138	489,956

Gross profit	92,217	79,807	91,509

Costs and expenses:
General and administrative expenses	59,830	58,480	60,731
Insurance proceeds and gain on recoveries, net of misappropriation loss	—	—	(1,989)
Investigation and related costs	—	—	3,802

Total costs and expenses	59,830	58,480	62,544

Income from operations	32,387	21,327	28,965

Interest expense	(976)	(987)	(1,520)
Other, net	128	47	98
Loss on fixed interest rate swap	(1,361)	—	—

Income before income taxes	30,178	20,387	27,543
Provision for income taxes	6,560	4,915	8,445

Net income	$23,618	$15,472	$19,098

Results of Operations for the Year Ended September 30, 2009 Compared to Year Ended September 30, 2008

Revenue for the year ended September 30, 2009 was $798.6 million compared to $617.9 million in 2008, representing an increase of $180.6 million, or 29.2%. Of this increase, $140.6 million resulted from the Peter Brown acquisition. Excluding revenue from Peter Brown, revenue increased by $40.0 million in fiscal year 2009, or 6.5%, compared to fiscal year 2008. The increase in revenue was primarily attributable to the emergency management contracts with FEMA following Hurricane Ike. The increase in revenue provided by the FEMA contracts was slightly offset by the decline in demand for private land development engineering, surveying and planning services due to adverse economic conditions. Demand for services increased in the Southeast region of the U.S., with several US Army Corps of Engineers projects contributing significant revenue. We experienced a slight growth in demand for our environmental services.

Cost of revenue for the year ended September 30, 2009 was $706.4 million compared to $538.1 million in 2008, representing an increase of $168.2 million, or 31.3%. Of this increase, $132.2 million resulted from the Peter Brown acquisition. Excluding the cost of revenue resulting from Peter Brown, cost of revenue increased by $36.1 million, or 6.7% in fiscal year 2009 compared to fiscal year 2008. Cost of revenue, as a percentage of revenue, increased by 1.4% to 88.5% for the year ended September 30, 2009, compared to 2008. This increase resulted from the greater usage of subcontractors by Peter Brown. Excluding Peter Brown, cost of revenue as a percentage of revenue increased slightly by 0.2% to 87.3% in fiscal 2009 compared to fiscal 2008.

Gross profit for the year ended September 30, 2009 was $92.2 million compared to $79.8 million in 2008, representing an increase of $12.4 million, or 15.6%. Of this increase, $8.4 million resulted from the Peter Brown acquisition. Excluding the gross profit resulting from Peter Brown, gross profit increased by approximately $4.0 million or 5.0% in fiscal 2009 compared to fiscal 2008. Gross profit, as a percentage of revenue, decreased by 1.4% to 11.5% for the year ended September 30, 2009, compared to 2008. Excluding Peter Brown, gross profit as a percentage of revenue decreased slightly by 0.2% to 12.7% in fiscal 2009 compared to fiscal 2008.

General and administrative expenses for the year ended September 30, 2009 were $59.8 million compared to $58.5 million in 2008, representing an increase of $1.4 million, or 2.3%. Excluding the general and administrative expenses resulting from Peter Brown, general and administrative expenses decreased by $5.0 million or 8.5% in fiscal 2009 compared to fiscal 2008. The Peter Brown acquisition resulted in increased general and administrative costs of $6.3 million in fiscal 2009 compared to 2008, due in part from the amortization of intangible assets resulting from the acquisition of Peter Brown. This increase was partially offset by the reduction in general and administrative expenses due to cost control measures taken in fiscal year 2009.

Income from operations for the year ended September 30, 2009 was $32.4 million compared to $21.3 million in 2008, representing an increase of $11.1 million, or 51.9%. Of this increase, approximately $5.8 million resulted from the Peter Brown acquisition. Excluding the income from operations resulting from Peter Brown, income from operations increased by $5.2 million or 24.6% for the year ended September 30, 2009, compared to 2008.

Results of Operations for the Year Ended September 30, 2008 Compared to Year Ended September 30, 2007

Revenue for the year ended September 30, 2008 totaled $617.9 million compared to $581.5 million in 2007, representing an increase of $36.5 million, or 6.3%. This increase was due primarily to strong performance in surface transportation services in the Southeast region as well as success in the Central transportation market. Large wins from new and existing toll clients contributed significantly to growth during the year ended September 30, 2008. In addition, the increase resulted from expanding markets and client base in the West region, specifically Nevada and Colorado. California, which has been a challenging growth area in the past, showed improvement in 2008. Although demand for our traditional private land development engineering, planning and surveying services weakened substantially in fiscal 2008 due to declining market conditions, the resultant reduction in fees was offset by strong growth in our Federal practice area attributable to additional assignments with the USACE in the East Region. Finally, revenue increased from a large contract with Mississippi Emergency Management Agency, or MEMA.

Cost of revenue for the year ended September 30, 2008 was $538.1 million compared to $490.0 million in 2007, representing an increase of $48.2 million, or 9.8%. Cost of revenue, as a percentage of revenue, increased by 2.8% to 87.1% for the year ended September 30, 2008, compared to 2007. The increase in cost of revenue resulted primarily from greater utilization of subcontractors in connection with MEMA, FEMA and Department of Defense contracts. The increase was partially offset by decreasing subcontractor costs in connection with the winding down of the New Mexico FEMA contracts.

Gross profit for the year ended September 30, 2008 was $79.8 million compared to $91.5 million in 2007, representing a decrease of $11.7 million, or 12.8%. Gross profit, as a percentage of revenue, decreased by 2.9% to 12.9% for the year ended September 30, 2008, compared to 2007. The decrease in gross profit resulted from the increase in the cost of revenue from greater usage of subcontractors on several large projects, as discussed previously. Additionally, the softening of several of our markets, including in environmental services, resulted in lower utilization of technical staff in fiscal 2008 and a decrease in gross profit as a percentage of revenue.

General and administrative expenses for the year ended September 30, 2008 were $58.5 million compared to $60.7 million in 2007, representing a decrease of $2.3 million, or 3.7%. The decrease resulted from the reduction of bonus expense in fiscal 2008 of $4.4 million compared to fiscal 2007. The decrease was partially offset by the impact of the $2.8 million gain on sale-leaseback of the Doral building recognized in fiscal 2007.

In fiscal 2008 the Company did not incur costs in connection with the investigation of the misappropriation, compared to $3.8 million incurred in fiscal 2007, which was partially offset by fiduciary and crime liability insurance proceeds of $2.0 million.

Income from operations for the year ended September 30, 2008 was $21.3 million compared to $29.0 million in 2007, representing a decrease of $7.6 million, or 26.4%. The decrease in income from operations resulted partially from increased cost of revenue, as discussed previously. Additionally, softening market conditions, particularly in the private sector, resulted in lower labor utilization and lower gross profit and income from operations in fiscal 2008 compared to fiscal 2007.

2. Segment Results of Operations

Year Ended September 30, 2009 Compared to Year Ended September 30, 2008

Consulting Services

	Years Ended September 30,
	2009	2008	$ Change	% Change
(dollars in thousands)
Revenue	$634,876	$605,973	$28,903	4.8%
Cost of revenue	550,094	525,055	25,039	4.8%

Gross profit	$84,782	$80,918	$3,864	4.8%

The following table presents the percentage relationship of certain items to revenue:

	Years Ended September 30,
	2009	2008
Revenue	100.0%	100.0%
Cost of revenue	86.6	86.6

Gross profit	13.4%	13.4%

Revenue for our Consulting Services segment for the year ended September 30, 2009 increased by $28.9 million, or 4.8%, to $634.9 million as compared to $606.0 million in 2008. The increase in revenue was primarily attributable to the disaster response contracts with FEMA in the Gulf Coast region following Hurricane Ike, which contributed approximately $30.3 million in revenue in fiscal 2009. We continued to see strong demand for our transportation design services in the Central region of the United States with the Texas Department of Transportation. In addition, several environmental services and architecture projects with the USACE in Galveston, Texas and Savannah, Georgia, served to partially offset declines in revenue that resulted from the severe economic downturn that began in the second half of 2008 and has continued through 2009.

Cost of revenue from our Consulting Services segment for the year ended September 30, 2009 increased by $25.0 million, or 4.8%, to $550.1 million as compared to $525.1 million in 2008. Cost of revenue as a percentage of revenue remained flat at 86.6% for the year ended September 30, 2009 compared to 2008. The utilization of subconsultants as well as the utilization of our technical staff in fiscal 2009 remained consistent with that of fiscal 2008.

Gross profit from our Consulting Services segment for the year ended September 30, 2009 increased by $3.9 million, or 4.8%, to $84.8 million as compared to $80.9 million in 2008. Gross profit as a percentage of revenue remained flat at 13.4% for the year ended September 30, 2009, compared to fiscal 2008, for the reasons discussed previously.

Construction Management

	Years Ended September 30,
	2009 (1)	2008	$ Change	% Change
(dollars in thousands)
Revenue	$140,587	$—	$140,587	N/A
Cost of revenue	132,155	—	132,155	N/A

Gross profit	$8,432	$—	$8,432	N/A

(1)	Includes results of operation of Peter Brown starting on January 1, 2009.

The following table presents the percentage relationship of certain items to revenue:

	Years Ended September 30,
	2009	2008
Revenue	100.0%	—%
Cost of revenue	94.0	—

Gross profit	6.0%	—%

Revenue from our Construction Management segment for the year ended September 30, 2009, was $140.6 million.

Revenues from our Construction Management segment are generated primarily from the public sector, which comprises 92.5% of the total Construction Management revenue. Within the public sector, revenues are generated from several sources, including local government entities colleges and universities, local school boards and state government Revenues are derived principally from two major delivery methods: construction management and design build.

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

Cost of revenue from our Construction Management segment for the year ended September 30, 2009 was $132.2 million. Cost of revenue as a percentage of revenue was 94.0% for the year ended September 30, 2009. The total cost of revenue is made up of direct labor, materials, subcontracted work and field overhead. As a percentage of cost of revenue, over 80.8% of the total construction costs relate to the subcontracted work with labor expending 4.2%, materials 5.8% and overhead 3.1%.

Gross profit for our Construction Management segment for the year ended September 30, 2009 was $8.4 million. Gross profit, as a percentage of revenue, was 6.0% for the year ended September 30, 2009.

Year Ended September 30, 2008 Compared to Year Ended September 30, 2007

Consulting Services

	Years Ended September 30,
	2008	2007	$ Change	% Change
(dollars in thousands)
Revenue	$605,973	$578,668	$27,305	4.7%
Cost of revenue	525,055	486,289	38,766	8.0%

Gross profit (loss)	$80,918	$92,379	$(11,461)	(12.4)%

The following table presents the percentage relationship of certain items to revenue:

	Years Ended September 30,
	2008	2007
Revenue	100.0%	100.0%
Cost of revenue	86.6	84.0

Gross profit	13.4%	16.0%

Revenue from our Consulting Services segment for the year ended September 30, 2008 increased by $27.3 million, or 4.7%, to $606.0 million as compared to $578.7 million in 2007. This increase is primarily attributable to several large contracts related to transportation design and architecture. Emergency management projects with FEMA and MEMA that commenced during the first quarter of fiscal 2008 related to emergency management contributed significantly to the growth in 2008. We also experienced increased demand for our transportation design services with several large surface transportation contracts in the Central region. The increases in demand in these areas offset the impact of the weakening economy and the resulting decline in demand for other services like private land development, engineering, and planning.

Cost of revenue from our Consulting Services segment for the year ended September 30, 2008 increased by $38.8 million, or 8.0%, to $525.1 million as compared to $486.3 million in 2007. Cost of revenue as a percentage of revenue increased by 2.6% to 86.6% for the year ended September 30, 2008 compared to 2007. The increase in cost of revenue was primarily driven by the emergency management contracts discussed previously. We utilized subcontractors for much of the work in connection with these projects. The resulting increase in cost of revenue associated with these projects also drove the increase in the cost of revenue as a percentage of revenue for fiscal 2008 as compared to 2007.

Gross profit from our Consulting Services segment for the year ended September 30, 2008 decreased by $11.5 million, or 12.4%, to $80.9 million as compared to $92.4 million in 2007. Gross profit as a percentage of revenue decreased by 2.6% to 13.4% for the year ended September 30, 2008, as compared to 2007. Gross profit decreased in fiscal 2008 as a result of the increase in projects for which much of the work was subcontracted to others, as discussed previously.

Income Taxes

The income tax provision was $6.6 million and $4.9 million, or an effective tax rate of 21.7% and 24.1%, for the years ended September 30, 2009 and 2008, respectively. The reduction in the effective tax rate in fiscal year 2009 as compared to year 2008 was due primarily to the reversal of a portion of the tax contingency accrual as a result of the expiration of related statutes of limitations.

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

During the years ended September 30, 2009 and 2008, the Federal statute of limitations expired on returns for years ended September 30, 2005 and 2004. The Company is no longer subject to U.S. Federal examination for these years. As a result, the Company reduced its tax contingency accrual by $6.8 million and $3.0 million, respectively. As a result of the implementation of FIN 48, we increased our tax accrual by $2.7 million. In addition, for the year ended September 30, 2009, we increased our tax contingency accrual by $6.4 million which included $6.2 million for which no tax benefit has been recognized. The net changes in the tax contingency accrual recorded in the tax provision reduced our effective tax rate by 20.6% and 11.6% for the years ended September 30, 2009 and 2008, respectively. We have recorded a tax contingency accrual of $13.8 million and $17.6 million as of September 30, 2009 and 2008, respectively related primarily to research and development tax credits taken on our tax returns. The tax contingency accruals are presented in the accompanying consolidated balance sheets within other liabilities.

On February 21, 2008, the Company filed an application with the Internal Revenue Service to change its overall method of tax reporting from the cash method to the accrual method, effective with the tax year ending September 30, 2008. The effect of this change is to increase the estimated current taxable income by approximately $72.3 million on a pro rata basis over the next four years. This method change had no impact on the Company’s overall provision for income taxes. As of September 30, 2009, the liability for the first year of the method change has been paid. The liability for the second year of the method change is included as a component of accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of September 30, 2009. The liability for the third year of the method change is included as a component of the current deferred tax liability and for the fourth year of the method change, included as a component of the non-current deferred income tax asset, in the accompanying consolidated balance sheet as of September 30, 2009.

As of September 30, 2008, the liability for the first year of the method change is included as a component in accounts payable and accrued expenses in the accompanying consolidated balance sheet. The liability for the second year of the method change is included in the current deferred tax asset and the liability for the third and fourth years of the method change are included in non-current deferred income tax liability, in the accompanying consolidated balance sheet as of September 30, 2008.

The income tax provision was $4.9 million and $8.4 million, or an effective tax rate of 24.1% and 30.7%, for the years ended September 30, 2008 and 2007, respectively. The reduction in the effective tax rate in fiscal year 2008 as compared to fiscal year 2007 was due primarily to the reversal of a portion of the tax contingency accrual and a decrease in the effective state income tax rate.

During the years ended September 30, 2008 and 2007, the Federal statute of limitations expired on returns for years ended September 30, 2004 and 2003. The Company is no longer subject to U.S. Federal examination for these years. As a result, the Company reduced its tax contingency accrual by $3.0 million and $3.2 million, respectively. This decreased the Company’s effective tax rate by 11.6% and 5.3%, respectively. We have recorded a tax contingency accrual of $17.6 million and $11.0 million as of September 30, 2008 and 2007, respectively related primarily to research and development tax credits taken on our tax returns. The tax contingency accruals are presented in the accompanying consolidated balance sheets within accrued expenses and other liabilities.

For the past several years, we have generated research and development tax credits related to certain qualifying costs. The qualifying costs relate primarily to our project costs that we believe involve technical uncertainty. These research and development costs were incurred in the course of providing services generally under long-term client projects. As of September 30, 2008 and 2007, respectively, we had unused credit carryforwards of $6.8 million and $8.7 million, which were fully reserved. If not utilized, the tax credit carry forwards will expire beginning 2025 through 2027.

Liquidity and Capital Resources

During the fiscal year ended September 30, 2009, our primary sources of liquidity were cash flows from operations, proceeds from the refinancing of a mortgage and proceeds from the sale of stock. During the fiscal year ended September 30, 2008, our primary sources of liquidity were cash flows from operations, borrowings under our credit line, and proceeds from the sale of stock.

Our primary uses of cash have been to fund our working capital and capital expenditure needs, fund acquisitions, service our debt obligations, and fund the redemption of shares of our Class A common stock during the year. Based on our past experience, we have been able to generate sufficient cash flows from operations and cash flows available under our credit facility to fund our operating and capital expenditure requirements, as well as to service our debt obligations, including our stock redemptions. We believe that we can generate sufficient cash flows from operations and cash flows available under our credit facility to fund our operating and capital expenditure requirements, as well as to service our debt obligations, for fiscal year 2010. In the event we experience a significant adverse change in our business operations or higher than expected stock redemptions, we would likely need to secure additional sources of financing, and we may not be able to obtain additional sources of funding at reasonable rates and terms or at all.

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $45.7 million in fiscal year 2009 as compared to $27.7 million in fiscal year 2008. The increase in net cash provided by operating activities in fiscal year 2009 from fiscal year 2008 was primarily due to a decrease in accounts receivable of $7.2 million during fiscal 2009, (excluding accounts receivable of $15.1 million acquired from Peter Brown) compared to an increase in accounts receivable of $20.0 million in fiscal 2008. The increase in net cash provided by operating activities was also affected by an increase in the provision for deferred income taxes from fiscal 2008 to fiscal 2009 of $15.3 million. The increase in net cash provided by operating activities was partly offset by a smaller increase in accounts payable in fiscal 2009 compared to the increase in fiscal 2008, and a decrease in other liabilities in fiscal 2009 compared to an increase in fiscal 2008 due to a large increase in tax contingency reserves in fiscal 2008.

Net cash provided by operating activities totaled $27.7 million in fiscal year 2008 as compared to $4.9 million in fiscal year 2007. The increase in net cash provided by operating activities in fiscal year 2008 from fiscal year 2007 was primarily due to a decrease in payments to clients related to the accrued reimbursement liability which reflects payments made to clients in fiscal year 2007 for the overstatement of overhead rates, an increase in accounts payable, partially due to a book overdraft of $5.5 million at September 30, 2008, an increase in other liabilities primarily attributable to an increase tax contingency reserves, and a slight decrease in unbilled fees during fiscal year 2008 due to a push in billings at fiscal year end compared to a large increase in fiscal 2007. The increase in net cash provided by operating activities was partly offset by an increase in accounts receivable.

Our operating cash flows are heavily influenced by changes in the levels of accounts receivable, unbilled fees and billings in excess of cost. Unbilled fees are created when we recognize revenue. The unbilled fees are normally invoiced the month after the revenue is recognized unless there are contractual provisions which dictate the timing of billing. Unbilled fees which are not invoiced the month following revenue are normally invoiced within the following two months. These account balances as well as days sales outstanding, or DSO, in account receivable and unbilled fees, net of billings in excess of cost, can vary based on contract terms and contractual milestones and the timing and size of cash receipts. DSO decreased to 87 days for the fiscal year ended September 30, 2009, from 103 days for the fiscal year ended September 30, 2008. We calculate DSO by dividing accounts receivable, net and unbilled fees less billings in excess of cost by average daily gross revenue for the applicable period. The decrease in DSO was driven by an increase in the average daily gross revenue and decrease in accounts receivable described below.

Accounts receivable, net increased 5.2% to $107.8 million at September 30, 2009 from $102.5 million at September 30, 2008. This increase was driven primarily by the acquisition of Peter Brown which accounts for $16.6 million of accounts receivable at September 30, 2009. Excluding the effect of the accounts receivable acquired in the acquisition, accounts receivable, net at September 30, 2009 decreased by $9.7 million or 9.5% from the balance at September 30, 2008. This decrease was primarily due to the recovery of delays in billings and collections throughout fiscal 2008 due to the implementation of the ERP system and an increase in the allowance for doubtful accounts. The allowance for doubtful accounts increased by 86.4% to $3.6 million, or 3.4% of accounts receivable, at September 30, 2009, from $1.9 million, or 1.9% of accounts receivable, at September 30, 2008. Overall the aging of accounts receivable at September 30, 2009 has remained comparable to the aging of accounts receivable at September 30, 2008 as the increase in account receivable is primarily in current balances. The increase in the allowance for doubtful accounts relates to the deterioration in the financial condition of several of our real estate development clients. We continuously monitor collection efforts and assess the allowance of doubtful accounts. Based on this assessment at September 30, 2009, we have deemed our allowance for doubtful accounts to be adequate.

Unbilled fees, net increased by $9.3 million or 12.1% to $86.0 million at September 30, 2009 from $76.7 million at September 30, 2008. This increase was driven primarily by the acquisition of Peter Brown which accounts for $11.5 million of unbilled fees at September 30, 2009. Excluding the effect of the unbilled fees acquired in the Peter Brown acquisition, unbilled fees decreased by 2.8% to $74.6 million at September 30, 2009 from $76.7 million at September 30, 2008. Historically, unbilled fees are primarily related to work performed in the last month of the fiscal period. Billings usually occur in the month after we recognize the revenue in accordance with the specific contractual provisions. Also included in unbilled fees is unbilled retainage which is $15.0 million at September 30, 2009. Unbilled retainage on projects will be billed at the completion of the project. Approximately 71% of the unbilled fees, net of unbilled retainage at September 30, 2009 was billed as of November 30, 2009. The majority of the remainder is expected to be billed within the next two months.

Cash Flows from Investing Activities

During fiscal year 2009, net cash used in investing activities was $17.5 million, which resulted primarily from the purchases of property and equipment of $8.3 million, the acquisition of Peter Brown for $5.7 million in cash, and net purchases and sales of marketable securities of $3.2 million. Purchases of property and equipment principally consist of purchases of survey equipment, computer systems, software applications, furniture and equipment and leasehold improvements.

During fiscal year 2008, net cash used in investing activities was $12.8 million, which resulted primarily from the purchases of property and equipment of $10.4 million and the acquisition of EcoScience for $2.0 million in cash.

In fiscal year 2009, we completed one acquisition. On December 31, 2008, we acquired 100% of the issued and outstanding shares of capital stock of Peter R. Brown Construction, Inc., for an aggregate purchase price of

$16.0 million, composed of $12.0 million in cash, or $1.6 million net of cash acquired, and 137,741 shares of the Company’s Class A common stock valued at $4.0 million. We also paid the sellers an additional $3.7 million in cash related to the acquisition in the third quarter of fiscal 2009.

In fiscal year 2008, we completed one acquisition. On February 29, 2008, we acquired 100% of the stock of EcoScience for $2.25 million, composed of $2.0 million in cash, 6,750 shares of our Class A common stock valued at approximately $200,000 and $50,000 held in escrow.

During fiscal year 2010, we anticipate our capital expenditures to be approximately $10.0 million, primarily for the acquisition of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities for fiscal year 2009 was $10.0 million, as compared to $19.3 million in fiscal year 2008. The $9.3 million decrease in net cash used in financing activities in fiscal year 2009 from fiscal year 2008 is primarily attributable to a decrease in the payments for the repurchase of Class A common stock from employees of $11.9 million and net proceeds of $7.1 million from the refinancing of a mortgage. The decrease was partially offset by a reduction in the amount of net borrowings under our line of credit of $13.2 million.

Net cash used in financing activities for fiscal year 2008 was $19.3 million, as compared to $6.8 million in fiscal year 2007. The increase in net cash used in financing activities in fiscal year 2008 from fiscal year 2007 is primarily attributable to an increase in the payments for the repurchase of Class A common stock from employees of $25.0 million, partly offset by an increase in proceeds from sale of Class A common stock of $2.1 million and an increase in net borrowings under the line of credit of $7.8 million.

Pursuant to the terms of our credit agreement, we cannot declare or pay dividends in excess of 50% of our net income. We have not previously paid cash dividends on our Class A common stock and have no present intention of paying cash dividends on our Class A common stock in the foreseeable future, as we expect to retain all earnings for investment in our business.

Capital Resources

We have a $60 million line of credit agreement with Bank of America, N.A., with a maturity date of October 31, 2011. The line of credit agreement provides for the issuance of letters of credit which credit reduce the maximum amount available for borrowing. As of September 30, 2009 and 2008, we had letters of credit totaling $4.4 million and $4.7 million, respectively. Included in the 2009 letters of credits is a $3.6 million letter of credit relating to a bank guarantee to a client in Doha, Qatar. Included in the 2008 letters of credit was a $3.5 million relating to bond insurance for PBSJ Constructors, Inc. and $582,000 to guarantee insurance payments. No amounts have been drawn on these letters of credit. The maximum amount available for borrowing under the line of credit was $55.6 million and $48.7 million as of September 30, 2009 and 2008, respectively.

As of September 30, 2009 and 2008, we had $0 and $6.6 million, respectively, outstanding under the line of credit. The maximum amount borrowed under our line of credit was $26.1 million and $36.3 million during fiscal year 2009 and 2008, respectively. Although our most significant source of cash has historically been generated from operations, in the event that cash flows from operations are insufficient to cover our working capital needs, we access our revolving line of credit facility.

The interest rate (0.75% and 3.53% at September 30, 2009 and 2008, respectively) ranges from LIBOR plus 50 basis points (currently in use) or Prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points to Prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including a minimum coverage ratio of certain fixed charges, and a minimum leverage ratio of earnings before interest, taxes, depreciation, and amortization to funded debt. We were in compliance with all financial covenants under the line of credit as of September 30, 2009. The line of credit is collateralized by substantially all of our assets.

On March 19, 2001, we entered into a mortgage note with an original principal amount of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage was one month LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment was due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 3.40% for the fiscal year ended September 30, 2008. We were in compliance with all financial covenants and ratios as of September 30, 2008. The mortgage note was collateralized by our office building located in Orlando, Florida.

In October 2008, we refinanced the mortgage note with a new seven year mortgage note in the amount of $13.6 million due in monthly installments, including interest, over a twenty year amortization period with a balloon payment due on November 1, 2015. The interest rate on the mortgage note is based on LIBOR plus 2.27% per annum. In order to minimize the adverse impact of floating interest rate risks, we also entered into an interest rate swap agreement, which we refer to as the Swap. The Swap effectively converts the floating interest rate on the mortgage note to a fixed rate of 6.2%. The new mortgage note includes the same financial covenants as the line of credit. The mortgage note is secured by our office building located in Orlando, Florida. We were in compliance with all financial covenants and ratios as of September 30, 2009.

Some of our contracts require us to provide performance and payment bonds, which are obtained from a surety company. The surety company in turn requires that we and all of our subsidiaries enter into indemnity agreements, which provide that if we or any of our subsidiaries were unable to meet our contractual obligations to a customer and the surety paid our customer the amount due under the bond, the surety can seek indemnification for such amounts from us or any of our subsidiaries. In connection with the acquisition of Peter Brown, we entered into a General Agreement of Indemnity for Contractors with Safeco Insurance Companies also referred to as Safeco, which requires us and our subsidiaries to indemnify Safeco for any amounts paid by the surety. In addition, on December 31, 2008, we entered into a Rider to the General Agreement of Indemnity, dated October 11, 2007 between us and our subsidiaries and Continental Casualty Company and several of its affiliates (CNA Surety) to add Peter Brown as a party to the agreement. Pursuant to the General Agreement of Indemnity, as amended by the Rider, we and all of our subsidiaries, including Peter Brown, are required to indemnify CNA Surety in connection with any amounts paid by the surety to our or any of our subsidiaries’ customers. The two surety companies are jointly liable for any claims.

At September 30, 2009, the cost to complete on our $297.4 million of outstanding bid, performance and payment bonds was $177.6 million. The foregoing description of the surety programs is not complete and is qualified in its entirety by reference to the full text of the programs, which was filed as Exhibits 10.15, 10.16 and 10.17, respectively, to the December 31, 2008 Quarterly Report on Form 10-Q and are incorporated herein by reference

Our capital expenditures are generally for purchases of property and equipment. We spent $8.3 million, $10.4 million, and $10.3 million on such expenditures in fiscal years 2009, 2008, and 2007, respectively. Our capital expenditures primarily consist of computer systems, software applications, furniture and equipment and leasehold improvement purchases.

We carry insurance to cover fiduciary and crime liability. These policies are renewed on an annual basis and were in effect for the periods in which funds were misappropriated from the Company. We filed a claim under the annual crime policy for the period ending in April 2005, which we refer to as the 2005 Policy, to recover some of the misappropriation losses which resulted from the embezzlement. In January 2007, we received $2.0 million, the stated limit under the 2005 Policy. The insurance proceeds were recognized in insurance proceeds and gain on recoveries, net of misappropriation loss in the accompanying consolidated statement of operations for the year ended September 30, 2007.

Our bylaws provide that our Board of Directors shall establish a stock offering window at least once per year. The stock window allows full time and part time regular employees and outside directors to purchase shares of Class A common stock and existing shareholders to offer shares of Class A common stock for sale to the Company. Shares may be purchased by employees with funds set aside prior to the window through the PBSJ Corporation 2008 Employee Payroll Stock Purchase Plan, or ESPP, at 90% of fair value. Under our bylaws, we have the right of first refusal to purchase any shares offered to be sold by existing shareholders. If we decline to purchase the offered shares, they are offered to the Employee Profit Sharing and Stock Ownership Plan and Trust and then to our shareholders.

During the second quarter of fiscal year 2009, we opened the stock window for the purchase and/or redemption of shares by eligible employees and outside directors. During the stock window, we sold 63,179 shares for an aggregate consideration of $1.8 million, 17,444 shares were purchased through the ESPP at a discounted price of $26.14 and the remaining shares were purchased at $29.04. During fiscal 2009 we also issued 138,022 shares of stock for $4.0 million, in lieu of cash payment, for a portion of the matching contribution to the 401(k) plan for calendar year 2008. Also during the window we repurchased 375,002 shares of our Class A common stock for $10.9 million.

Additionally, during the fiscal 2009, we repurchased 376,786 shares of our Class A common stock for an aggregate amount of $13.5 million. At September 30, 2009, the outstanding balance owed for redemptions was $12.7 million and is included in stock redemptions payable in the accompanying consolidated balance sheet. This balance was fully paid in November 2009.

During the second quarter of fiscal year 2008, we opened the stock window for the purchase and/or redemption of shares by eligible employees and outside directors at a price of $29.68. Purchasers of shares were given several options for payment, including payroll deductions, balloon payments, upfront cash or some combination thereof. The last payroll deduction was on November 28, 2008 and shares issued in consideration of other promises to pay were required to be paid by December 5, 2008. At September 30, 2008, the outstanding balance due to us on the shares sold was $1.5 million and is included in other current assets in the accompanying consolidated balance sheet. During the first quarter of fiscal 2009, $1.2 million of the outstanding balance due to us on the shares sold was collected and the remaining unpaid balance expired resulting in the cancellation of 10,828 shares.

During fiscal year 2008, we agreed to redeem 1.4 million shares held by employees who wished to redeem their shares in the fiscal year 2008 stock window or employees who terminated employment prior to September 30, 2008, for an aggregate amount of $38.5 million. As a result, we paid $29.0 million in cash during the year, and recorded a liability of $7.5 million and a promissory note of $2.0 million, reflected in stock redemption payable and other liabilities, respectively, in the accompanying consolidated balance sheet as of September 30, 2008. During the first quarter of fiscal 2009, we paid all but $2.1 million of the stock redemption payable at September 30, 2008 and converted $2.1 million of the redemptions payable into a note. At September 30, 2009, the balance of the note was $1.8 million and is reflected in other liabilities in the accompanying consolidated balance sheet.

We expect to open a stock window in the second fiscal quarter of 2010.

We believe that our existing financial resources, together with our cash flow from operations and availability under our line of credit, will provide sufficient capital to fund our operations for fiscal year 2010.

Inflation

The rate of inflation has not had a material impact on our operations. Moreover, if inflation remains at its recent levels, it is not expected to have a material impact on our operations for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases for most of our office facilities and certain equipment and letters of credit. Minimum operating lease obligations payable in future years are presented below in Contractual Obligations. The letters of credit reduce the maximum amount available for borrowing. As of September 30, 2009 and 2008, we had letters of credit totaling $4.4 million and $4.7 million, respectively. Included in the 2009 letters of credit is a $3.6 million letter of credit relating to a bank guarantee to a client Doha, Qatar. Included in the 2008 letters of credit was a $3.5 million relating to bond insurance for PBSJ Constructors, Inc and $582,000 to guarantee insurance payment. No amounts have been drawn on these letters of credit. The maximum amount available for borrowing under the line of credit was $55.6 million and $48.7 million as of September 30, 2009 and 2008, respectively.

Related Party Transactions

See Note 19 to the Consolidated Financial Statements in Item 8 for a description of our related party transactions

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements in Item 8 for a description of recent accounting pronouncements including the expected dates of adoption and effects on our results of operations and financial condition.

Critical Accounting Policies

In the ordinary course of business we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the following discussion addresses our most critical accounting policies. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain.

Revenue Recognition

We recognize revenue from different types of services under a variety of different types of contracts. In recognizing revenue, we evaluate each contractual arrangement to determine the applicable authoritative accounting methodology to apply to each contract.

In the course of providing services, we principally use four types of contracts: Cost-plus contracts, Time and Materials contracts, Fixed Price contracts and Guaranteed Maximum Price Contracts.

Cost-plus Contracts. We recognize revenue from cost-plus contracts at the time services are performed. The amount of revenue is based on its actual labor costs incurred plus a recovery of indirect costs and a profit component. In negotiating cost-plus contracts, the Company estimates direct labor costs and indirect costs and then adds a profit component, which is a percentage of total recoverable costs, to arrive at a total dollar value for the contract. Indirect expenses are recorded as incurred and are allocated to contracts. If the actual labor costs incurred are less than estimated, the revenues from a project will be less than estimated. If the actual labor costs incurred plus a recovery of indirect costs and profit exceed the initial negotiated total contract amount, the Company must obtain a contract modification to receive payment for such overage. If a contract modification or change order is not approved by the client, the Company may be able to pursue a claim to receive payment. Revenue from claims are recognized when collected.

Time and Materials Contracts. We recognize revenues from Time and Materials contracts at the time services are performed. The amount of revenue recognized is based on the actual number of hours we spend on the projects, multiplied by contractual rates or multipliers. In addition, our clients reimburse us for our actual out-of-pocket costs of materials and other direct reimbursable expenses that we incur in connection with our performance under these contracts.

Fixed Price Contracts and Guaranteed Maximum Price Contracts. We recognize revenues from fixed price contracts and guaranteed maximum price contracts based on the percentage of completion method where fees are recognized based on the estimate of the physical percent of completion of the work performed or based on the percentage of cost incurred to total cost expected to be incurred, depending on the type of contract. Percentage-of-completion accounting relies on the use of significant estimates in the process of determining income earned. The cumulative impact of revisions to estimates is reflected in the period in which these changes become known. Actual results could differ materially from those estimates, which may result in a reduction or reversal of previously recorded revenue and profit. At the time a loss on a contract becomes known, we record the entire amount of the estimated loss.

Change orders that result from modification of an original contract are taken into consideration for revenue recognition when they result in a change of total contract value and are approved by our clients. Revenues relating to unapproved change orders are recognized when collected.

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

Stock Valuation

The value of the Company’s stock is required to be determined by a formal valuation analysis performed by one or more outside, independent appraisal firms at least annually. The stock price established based on the appraisers’ valuation reports is utilized for the PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust or the Trust/ESOP administration purposes and to set the price for direct employee-shareholder purchases, sales and redemptions.

The Company’s current policy is to utilize three independent appraisers to provide valuation reports. The two valuations that are closest in value are averaged to produce the stock price, with each receiving a 50% weight. The remaining valuation, designated the “outlier,” is excluded from the value calculation. The Audit Committee of the Board of Directors selects the appraisers each year to ensure they are independent and qualified. For the March 31, 2009 and the September 30, 2008 valuations, the two valuations that the Company used were prepared by Willamette Management Associates and Sheldrick, McGehee & Kohler, LLC.

Consistent with generally accepted valuation methodology, the appraisers utilize the following methods:

i)	income approach (discounted cash flow method);

ii)	the market approach (guideline public company method and guideline transaction method); and

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

The stock prices determined by the March 31, 2009 and September 30, 2008 valuations were $36.16 and $29.04, respectively. During the first quarter of fiscal 2009, the Company utilized the September 30, 2007 stock price to record stock transactions, except for the Peter Brown acquisition described in Note 7 to our consolidated financial statements. The September 30, 2008 stock price was utilized for the stock offering window that took place in March 2009 and for all other stock transactions through March 27, 2009. The March 31, 2009 stock price was utilized for all stock transactions from March 29, 2009 through September 30, 2009. We anticipate that the next valuation will be completed in January 2010.

The valuations performed by the appraisers take into consideration forecasted financial activity for the three months subsequent to the valuation date. If, during the period subsequent to valuation date and prior to the date the stock price is determined, there were any significant transactions or significant variances between actual results compared to forecasted results provided to the valuation companies, these transactions or variances would be taken into consideration, as appropriate, in the valuation. Historically there have not been any significant transactions between the period that stock price is determined and the stock trading window. However, if there were a significant transaction during this period the Company expects it would update the stock price used for the stock trading window or any other transaction in which stock is issued. For example, the Company obtained an updated stock price at March 31, 2009 due to the acquisition of Peter Brown at the end of the first quarter of fiscal 2009.

The material assumptions used by the two independent appraisers whose appraisals were used to determine the stock value at March 31, 2009 are:

	March 31, 2009
	Appraiser 1		Appraiser 2
Discounted Cash Flow Method
Weighted average cost of capital	16.72%		17.49%

Guideline Public Company Method
Earnings before interest and tax multiple	n/a	*	—
Earnings before interest, taxes, depreciation and amortization multiple	n/a	*	5.00
Revenue multiple	n/a	*	0.30

Guideline Transaction Method
Revenue multiple	n/a	*	0.40
Lack of control discount factor	n/a	*	15%
Marketability discount factor	5%		n/a *

*	This assumption was not used by Appraiser

A 10% increase or decrease in any of the assumptions above would result in a range of Class A common stock prices from $36.00 to $36.34.

The material assumptions used by the two independent appraisers whose appraisals were used to determine the stock value at September 30, 2008 are:

	September 30, 2008
	Appraiser 1		Appraiser 2
Discounted Cash Flow Method
Weighted average cost of capital	16.26%		17.60%
Guideline Public Company Method
Earnings before interest and tax multiple	n/a	*	7.00
Earnings before interest, taxes, depreciation and amortization multiple	n/a	*	6.00
Revenue multiple	n/a	*	0.35

Guideline Transaction Method
Revenue multiple	n/a	*	0.39
Lack of control discount factor	n/a	*	15%
Marketability discount factor	5%		n/a *

*	This assumption was not used by Appraiser

A 10% increase or decrease in any of the assumptions above would result in a range of Class A common stock prices from $27.61 to $30.81.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. Goodwill is evaluated for impairment at least annually, or when events or changes in circumstances indicate that the carrying value may not be recoverable. We conduct our impairment evaluation of goodwill in conjunction with the annual independent valuation of the Company, as described above. In performing our evaluation of goodwill, we take into consideration the results of and the assumptions used by the independent appraisers, the valuation of the Company in relation to the carrying value of goodwill, any significant under-performance of each reporting unit in relation to projected operating results, significant negative industry or economic trends and our projected backlog position as of the end of the fiscal year. Our reporting units for purposes of testing goodwill are our two reporting segments, Consulting Services and Construction Management. The fair values of all of our reporting units are materially in excess their carrying values. Based on these annual impairment evaluations, we have concluded that Goodwill for the year ended September 30, 2009, 2008 and 2007 was not impaired.

Due to the variables associated with the assumptions used in the valuation process, management assessment and projections, the potential impact of industry and economic trends and as additional information becomes known; the carrying value of goodwill could significantly be affected by impairment charges in the future.

We amortize the cost of other intangible assets over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. If assets are determined to be impaired, they are written down to their estimated fair value. No impairment was recorded during the years ended September 30, 2009, 2008, or 2007.

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

Contingencies

Management estimates are inherent in the assessment of our exposure to litigation and other legal claims and contingencies. Significant management judgment is utilized in determining probable and or reasonably estimable amounts to be recorded or disclosed in our financial statements. The results of any changes in accounting estimates are reflected in the financial statements of the period in which the changes are determined.

Estimated Liability for Self-Insurance

We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. We also maintain a stop loss insurance policy with a third party insurer to limit our exposure to individual and aggregate claims made. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates of incurred but not reported claims, net of payments made. Our professional liability coverage is on a “claims-made basis” meaning the coverage applies to claims made during a policy year regardless of when the causative action took place. All other coverage is “occurrence-basis” meaning that the policy in place when the injury or damage occurred is the policy that responds regardless of when the claim is made. Our professional liability limits per policy year are $60 million with a per claim deductible of $125,000 plus an annual aggregate retention of $3 million. This coverage would also cover us for a claim against one of our subcontractors. At September 30, 2009 and 2008, we had total self-insurance accruals reflected in accrued expenses and other liabilities in our consolidated balance sheets of $5.8 million and $9.4 million, respectively. These estimates are subject to variability due to changes in trends of losses for outstanding claims and incurred but not recorded claims, including external factors such as future inflation rates, benefit level changes and claim settlement patterns.

Accounts Receivable

We estimate the allowance for doubtful accounts based on management’s evaluation of the contracts involved and the financial condition of our clients. We regularly evaluate the adequacy of the allowance for doubtful accounts by taking into consideration such factors as the type of client – governmental agencies or private sector, trends in actual and forecasted credit quality of the client, including delinquency and payment history, general economic and particular industry conditions that may affect a client’s ability to pay, and contract performance and the change order and claim analysis.

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

In the first quarter of fiscal year 2010, we entered into a three year Microsoft Enterprise Agreement with Microsoft Licensing, GP covering all of our Microsoft based application licenses. At September 30, 2009, we had outstanding under this agreement the remaining payments of $3.1 million, all of which are included in contractual purchase obligations below.

A summary of our contractual obligations as of September 30, 2009 is as follows:

(Dollars in thousands)		Payments due by period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt obligations (1)	$13,033	$680	$1,360	$1,360	$9,633
Operating lease obligations	121,882	21,723	42,754	24,672	32,733
Capital lease obligations	160	129	31	—	—
Purchase obligations	3,334	1,268	2,066	—	—
Expected retirement benefit payments (2)	3,877	721	1,322	953	881
Accrued client reimbursement payments	946	946	—	—	—
Income tax related to tax reporting method change	13,972	6,986	6,986	—	—

Total	$157,204	$32,453	$54,519	$26,985	$43,247

(1)	Excludes interest which is based on a variable rate. Maitland note refinanced in October 2008.
(2)	The Company has a defined contribution plan called the Key Employee Contribution Plan, or KEYCAP, which has a liability of $8.9 million at September 30, 2009 which is not included in the table above.

As of September 30, 2009 the Company has recorded $13.8 million, including $2.7 million related to the adoption of FIN 48, in other long term liabilities related to uncertain tax provisions. Due to the uncertainty regarding the timing of the resolution of these tax uncertainties, the Company is not able to determine when the uncertainties will be resolved.

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

In October 2008, we refinanced an existing mortgage note with a new seven year mortgage note in the amount of $13.6 million due in monthly installments, including interest, over a twenty year amortization period with a balloon payment due on November 1, 2015. The interest rate on the mortgage note is based on LIBOR plus 2.27% per annum. In order to minimize the adverse impact of floating interest rate risks, we also entered into an interest rate swap agreement. The Swap effectively converts the floating interest rate on the mortgage note to a fixed rate of 6.2%. We estimate that a one-percentage increase in our adjustable mortgage rate for debt outstanding of $12.4 million as of September 30, 2009 would have resulted in additional annualized interest costs of approximately $124,000. This computation did not take into consideration the scheduled monthly payments due under the mortgage note.

The interest rate (0.75% and 3.53% at September 30, 2009 and 2008, respectively) on our revolving line of credit ranges from LIBOR plus 50 basis points (currently in use) or prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points or prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The range increases to LIBOR plus 75 basis points or Prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 and to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including a minimum coverage of certain fixed charges and minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to the funded debt. The line of credit is collateralized by substantially all of the Company’s assets. The Company was in compliance with all financial covenants and ratios as of September 30, 2009. As of September 30, 2009 we had $0 outstanding under the line of credit.

We mitigate interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit.

As of September 30, 2009, the fair value of our debt approximates the outstanding principal balance due to the variable rate nature of such instruments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The PBSJ Corporation:

We have audited the accompanying consolidated balance sheets of The PBSJ Corporation and subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The PBSJ Corporation and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants
Tampa, Florida
January 13, 2010

THE PBSJ CORPORATION

Consolidated Balance Sheets

	September 30,
(Amounts in thousands, except shares and per share amounts)	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$22,253	$4,049
Marketable equity securities at fair value	3,762	—
Accounts receivable, net	107,838	102,492
Unbilled fees, net	86,041	76,742
Deferred income taxes, current	—	3,598
Other current assets	12,530	6,231

Total current assets	232,424	193,112
Property and equipment, net	34,887	35,945
Cash surrender value of life insurance	8,100	11,227
Deferred income taxes	4,000	—
Goodwill	30,607	23,071
Intangible assets, net	9,861	1,273
Other assets	3,396	4,049

Total assets	$323,275	$268,677

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$82,539	$48,613
Accrued employee compensation and benefits	25,288	27,649
Accrued expenses and other current liabilities	18,741	21,325
Current portion of notes payable	7,187	585
Stock redemption payable	12,705	7,522
Accrued reimbursement liability	946	2,186
Current portion of long-term debt	680	7,134
Current portion of capital leases	107	297
Accrued vacation	13,608	13,394
Billings in excess of costs	8,456	5,763
Deferred income taxes, current	14,994	—

Total current liabilities	185,251	134,468
Deferred income taxes, non current	—	9,382
Long-term debt, less current portion	12,353	5,885
Capital leases, less current portion	34	138
Deferred compensation	13,434	12,325
Other liabilities	35,058	40,228

Total liabilities	246,130	202,426

Stockholders’ Equity:
Common stock Class A, par value $0.00067, 15,000,000 shares authorized, 5,500,790 and 5,822,649 shares issued and outstanding at September 30, 2009 and 2008	4	4
Common stock Class B, non-voting, par value $0.00067, 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2009 and 2008	—	—
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2009 and 2008	—	—
Retained earnings	77,141	66,345
Accumulated other comprehensive income (loss)	4	(7)
Employee shareholder loan, unearned compensation and other	(4)	(91)

Total stockholders’ equity	77,145	66,251

Total liabilities and stockholders’ equity	$323,275	$268,677

The accompanying notes are an integral part of these consolidated financial statements.

THE PBSJ CORPORATION

Consolidated Statements of Operations

	Years Ended September 30,
(Amounts in thousands, except per share amounts)	2009	2008	2007
Revenue	$798,588	$617,945	$581,465
Cost of revenue	706,371	538,138	489,956

Gross profit	92,217	79,807	91,509

Costs and expenses:
General and administrative expenses	59,830	58,480	60,731
Insurance proceeds and gain on recoveries, net of misappropriation loss	—	—	(1,989)
Investigation and related costs	—	—	3,802

Total costs and expenses	59,830	58,480	62,544

Income from operations	32,387	21,327	28,965

Other income (expense):
Interest expense	(976)	(987)	(1,520)
Other, net	128	47	98
Loss on interest rate swap	(1,361)	—	—

Total other expense	(2,209)	(940)	(1,422)

Income before income taxes	30,178	20,387	27,543
Provision for income taxes	6,560	4,915	8,445

Net income	$23,618	$15,472	$19,098

Net income per share:
Basic	$4.26	$2.55	$3.05

Diluted	$4.19	$2.51	$2.99

Weighted average shares outstanding:
Basic	5,543	6,062	6,258

The accompanying notes are an integral part of these consolidated financial statements.

THE PBSJ CORPORATION

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the years ended September 30, 2009, 2008 and 2007

	Common Stock		Common Stock, Class A		Common Stock, Class B		Preferred Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Shareholders’ Loans, Unearned Compensation and Other	Total Stockholders’ Equity
(Amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 30, 2006	6,849,214	5	—	—	—	—	—	—	—	64,052	(1,914)	(3,232)	58,911

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	19,098	—	—	19,098
Minimum pension liability adjustment, net of tax of $533	—	—	—	—	—	—	—	—	—	—	901	—	901

Total comprehensive income													19,999
Implementation of SFAS No.123(R)		—	—	—	—	—	—	—	(3,110)	—	—	3,110	—
Issuance of stock for 401(k) match	185,390	—	—	—	—	—	—	—	4,512	—	—	—	4,512
Shares purchased and retired	(206,765)	—	—	—	—	—	—	—	(3,148)	(2,110)	—	—	(5,258)
Employee shareholders' loans	—	—	—	—	—	—	—	—	—	—	—	(1,596)	(1,596)
Issuance of restricted stock, net of cancellations	34,170	—	—	—	—	—	—	—	895	—	—	15	910
Tax benefit on vesting of Restricted Stock	—	—	—	—	—	—	—	—	851	—	—	—	851
Implementation of SFAS No.158, net of tax of $159	—	—	—	—	—	—	—	—	—	—	(233)	—	(233)

Balance at September 30, 2007	6,862,009	5	—	—	—	—	—	—	—	81,040	(1,246)	(1,703)	78,096

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	15,472	—	—	15,472
Loss recognized due to curtailment and settlement of deferred compensation plan	—	—	—	—	—	—	—	—	—	—	1,137	—	1,137
Minimum pension liability adjustment, net of tax of $28	—	—	—	—	—	—	—	—	—	—	102	—	102

Total comprehensive income													16,711
Implementation of FIN48 Tax Provision	—	—	—	—	—	—	—	—	—	(2,743)	—	—	(2,743)
Reclassification of Stock	(6,862,009)	(5)	6,862,009	5		—		—	—	—		—	—
Issuance of stock for 401(k) match	—	—	171,605	—	—	—	—	—	5,093	—	—	—	5,093
Sale of Stock	—		127,418	—	—	—	—	—	3,798	—	—	—	3,798
Shares issued in acquisitions	—	—	6,750	—	—	—	—	—	200	—	—	—	200
Shares purchased and retired	—	—	(1,355,420)	(1)	—	—	—	—	(11,095)	(27,424)	—	—	(38,520)
Employee shareholders' loans	—	—	—	—	—	—	—	—	—	—	—	1,595	1,595
Issuance of restricted stock, net of cancellations	—	—	10,287	—	—	—	—	—	771	—	—	17	788
Tax benefit on vesting of Restricted Stock	—	—	—	—	—	—	—	—	1,233	—	—	—	1,233

Balance at September 30, 2008	—	—	5,822,649	4	—	—	—	—	—	66,345	(7)	(91)	66,251

THE PBSJ CORPORATION

Consolidated Statements of Stockholders’ Equity and Comprehensive Income—(Continued)

For the years ended September 30, 2009, 2008 and 2007

	Common Stock		Common Stock, Class A		Common Stock, Class B		Preferred Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Employee Shareholders’ Loans, Unearned Compensation and Other	Total Stockholders’ Equity
(Amounts in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	23,618	—	—	23,618
Unrealized gain on marketable securities, net of tax of $200	—	—	—	—	—	—	—	—	—	—	321	—	321
Realized gain on marketable securities, net of tax of $8	—	—	—	—	—	—	—	—	—	—	(13)	—	(13)
Minimum pension liability adjustment, net of tax of $186	—	—	—	—	—	—	—	—	—	—	(297)	—	(297)

Total comprehensive income													23,629
Issuance of stock	—	—	139,659	—	—	—	—	—	4,056	—	—	—	4,056
Sale of Stock	—		52,533	—	—	—	—	—	1,468	—	—	—	1,468
Shares issued in acquisitions	—	—	137,741	—	—	—	—	—	4,000	—	—	—	4,000
Shares purchased and retired	—	—	(751,789)	—	—	—	—	—	(11,549)	(12,822)	—	—	(24,371)
Issuance of restricted stock, net of cancellations	—	—	99,997	—	—	—	—	—	1,358	—	—	87	1,445
Tax benefit on vesting of Restricted Stock	—	—		—	—	—	—	—	667	—	—	—	667

Balance at September 30, 2009	—	$—	5,500,790	$4	—	$—	—	$—	$—	$77,141	$4	$(4)	$77,145

The accompanying notes are an integral part of these consolidated financial statements.

THE PBSJ CORPORATION

Consolidated Statements of Cash Flows

	Years Ended September 30,
(Dollars in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income	$23,618	$15,472	$19,098
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Decrease in cash surrender value of life insurance	(727)	—	—
Depreciation and amortization	14,169	10,755	11,202
Loss on sale of property and equipment	113	22	9
Amortization of deferred gain on sale-leaseback of office building	(1,331)	(1,331)	(2,786)
Loss on interest rate swap	1,361	—	—
Gain on settlement of notes payable	(1,657)	—	—
Gain from sale of marketable securities	(21)	—	—
Net loss recognized due to curtailment and settlement of deferred compensation plan	—	329	—
Increase (decrease) in provision for bad debt and unbillable amounts	2,941	1,766	(15)
Provision (benefit) for deferred income taxes	4,538	(10,726)	7,110
Amortization of deferred compensation and other changes	1,503	2,188	2,536
Excess tax benefit on vesting of restricted stock	(667)	(1,233)	(851)
Reversal of accrued reimbursement liability	(122)	(2,382)	(4,527)
Stock issued for compensation	47	—	—
Change in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	7,211	(20,044)	1,937
(Increase) decrease in unbilled fees and billings in excess of cost	(1,885)	3,344	(16,452)
Decrease in assets held for sale	—	—	3,915
(Increase) decrease in other current assets	(1,429)	(1,246)	277
Decrease in other assets	672	911	797
Increase in accounts payable	5,637	15,001	6,208
Decrease in accrued employee compensation and benefits	(5,257)	(3,165)	(1,940)
(Decrease) increase in accrued expenses and other current liabilities	1,574	5,394	(2,782)
Decrease in notes payable	(2,357)	(600)	(1,621)
Decrease in liabilities of assets held for sale	—	—	(2,099)
Decrease in accrued reimbursement liability	(1,118)	(3,817)	(15,271)
Increase in accrued vacation	214	876	345
(Decrease) increase in other liabilities	(1,382)	16,162	(165)

Net cash provided by operating activities	45,645	27,676	4,925

Cash flows from investing activities:
Investment in life insurance policies	(4,136)	(541)	(632)
Acquisitions and purchase price adjustments, net of cash acquired	(5,796)	(2,000)	(200)
Purchases of marketable securities	(4,700)	—	—
Proceeds from cash surrender of life insurance policies	3,964	—	—
Proceeds from the sale of property and equipment	1	57	90
Proceeds from the sale of marketable securities	1,459	—	—
Proceeds from the sale-leaseback of office building	—	—	21,350
Purchases of property and equipment	(8,260)	(10,364)	(10,294)

Net cash (used in) provided by investing activities	(17,468)	(12,848)	10,314

Cash flows from financing activities:
Borrowings under line of credit	197,882	175,654	228,940
Payments under line of credit	(204,504)	(169,032)	(230,072)
Principal payments under notes and mortgage payable	(802)	(512)	(512)
Principal payments under capital lease obligations	(294)	(1,216)	(379)
Proceeds from refinance of mortgage note, net of cost	13,485	—	—
Payoff of existing mortgage note	(6,354)	—	—
Proceeds from loans against cash surrender life insurance policies	4,027	—	—
Excess tax benefit on vesting of restricted stock	667	1,233	851
Proceeds from sale of common stock	2,915	2,076	—
Collection of employee shareholders’ loans	87	1,537	(1,596)
Payments for repurchase of common stock	(17,082)	(29,000)	(4,000)

Net cash used in financing activities	(9,973)	(19,260)	(6,768)

Net increase (decrease) in cash and cash equivalents	18,204	(4,432)	8,471
Cash and cash equivalents at beginning of period	4,049	8,481	10

Cash and cash equivalents at end of period	$22,253	$4,049	$8,481

The accompanying notes are an integral part of these consolidated financial statements.

The PBSJ Corporation

Notes to the Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Principles of Consolidation

The consolidated financial statements include the accounts of The PBSJ Corporation and its consolidated subsidiaries, Post, Buckley, Schuh & Jernigan, Inc., (“PBS&J”), Peter Brown Construction, Inc., PBS&J Constructors, Inc., PBS&J International, Inc., Seminole Development Corporation and its consolidated affiliates PBS&J Caribe, LLP, PBS&J Caribe Engineering, CSP and PBS&J, P.A. (collectively, the “Company”). All material inter-company transactions and accounts have been eliminated in the accompanying consolidated financial statements. In these notes to the consolidated financial statements, the words “Company”, “we”, “our” and “us” refer to The PBSJ Corporation, its consolidated subsidiaries and affiliates.

Presentation of Consolidated Statements of Operations

During the quarter ended March 31, 2009, in connection with the Company’s acquisition of Peter Brown Construction, Inc. on December 31, 2008, the Company undertook a review of the historical manner of presentation of its consolidated statement of operations and adopted a revised format which is in accordance with the American Institute of Certified Public Accountants Accounting Guide for Construction Companies. As a result, the Company has reclassified the presentation of contract related direct expenses, which had previously been presented under the caption “Direct Reimbursable Expenses” and “Direct Salaries and Direct Costs,” and contract related indirect expenses, which had previously been presented in “General and Administrative Expenses, Including Indirect Salaries.” These contracts related direct and indirect expenses are now classified in the caption as “Cost of Revenue”. This change in manner of presentation did not affect the Company’s income from operations, net income or the determination of income or loss on its contracts. Conforming changes have been made for all periods presented.

A summary of the financial statement line items affected by the revisions is presented below.

	Years Ended September 30,
(in thousands)	2008	2007
Direct reimbursable expenses
As previously reported	$149,696	$123,540
Amount reclassified	(149,696)	(123,540)

As reported herein	$—	$—

Direct salaries and direct costs
As previously reported	$168,829	$164,764
Amount reclasssified	(168,829)	(164,764)

As reported herein	$—	$—

General and administrative expenses, including indirect salaries
As previously reported	$278,093	$262,383
Amount reclasssified	(219,613)	(201,652)

As reported herein	$58,480	$60,731

Cost of revenues
As previously reported	$—	$—
Amount reclasssified	538,138	489,956

As reported herein	$538,138	$489,956

Reclassification

Balances previously presented in accounts payable and accrued expenses at September 30, 2008 have been reclassified and presented in one of four captions: accounts payable, accrued employee compensation and benefits, accrued expenses and other current liabilities, or current portion of notes payable in the accompanying consolidated balance sheet at September 30, 2008.

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Codification, or ASC, 105, Generally Accepted Accounting Principles (formerly Statement of Financial Accounting Standards, or SFAS, No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162). Effective for reporting periods ending after September 15, 2009, this pronouncement established the FASB ASC as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles. The Company adopted this statement as of September 30, 2009. The adoption of this statement did not have a material effect on the financial statements or related disclosures. However, the disclosures have been updated to include appropriate references to the FASB ASC.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates in these consolidated financial statements include estimated cost to complete long-term fixed price contracts, allowance for doubtful accounts and unbilled fees, accruals for litigation, estimated liabilities for self-insurance, accrued reimbursement liability, valuation allowance on deferred income tax assets and tax contingencies, estimates of useful lives of intangible assets, and the allocation of purchase price paid for acquired companies. Actual results could differ significantly from those estimates.

Revenue Recognition

The Company recognizes revenues from different types of services under a variety of different types of contracts. In recognizing revenues, the Company evaluates each contractual arrangement to determine the applicable authoritative accounting methodology to apply to each contract.

In the course of providing its services, the Company principally has four types of contracts from which it earns revenue: cost-plus contracts, time and materials contracts and fixed price and guaranteed maximum price contracts.

Cost-plus Contracts. Under cost-plus contracts, the Company charges clients negotiated indirect rates based on direct and indirect costs in addition to a profit component. The Company recognizes revenue at the time services are performed. The amount of revenue is based on its actual labor costs incurred plus a recovery of indirect costs and a profit component. In negotiating cost-plus contracts, the Company estimates direct labor costs and indirect costs and then adds a profit component, which is a percentage of total recoverable costs, to arrive at a total dollar value for the contract. Indirect expenses are recorded as incurred and are allocated to contracts. If the actual labor costs incurred are less than estimated, the revenues from a project will be less than estimated. If the actual labor costs incurred plus a recovery of indirect costs and profit exceed the initial negotiated total contract amount, the Company must obtain a contract modification to receive payment for such overage. If a contract modification or change order is not approved by the client, the Company may be able to pursue a claim to receive payment. Revenue from claims are recognized when collected.

Time and Materials Contracts. The Company recognizes revenue for time and materials contracts at the time services are performed. The amount of revenue is based on the actual number of hours it spends on the projects, multiplied by contractual rates or multipliers. In addition, the Company’s clients reimburse it for its actual out-of-pocket costs of materials and other direct reimbursable expenses that it incurs in connection with its performance under these contracts.

Fixed Price Contracts and Guaranteed Maximum Price Contracts. For fixed price contracts and guaranteed maximum Price contracts, the Company recognizes revenue based on the percentage-of-completion method whereby fees are recognized based on the estimate of the physical percent of completion of the work performed or based on the percentage of cost incurred to total cost expected to be incurred, depending on the type of contract. In making such estimates, judgments are required to determine potential delays or changes in schedules, the costs of materials and labor, liability claims, contract disputes, or achievement of specified performance goals. At the time a loss on a contract becomes evident and estimable, the Company records the entire amount of the estimated loss.

Change orders that result from modification of an original contract are taken into consideration for revenue recognition when they result in a change of total contract value and are approved by the client. Revenue relating to unapproved change orders is recognized when collected.

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

Capital Structure

The by-laws of the Company require that Class A common stock held by employee shareholders who terminate employment with the Company be offered for sale at fair market value to the Company, which has a right of first refusal. Should the Company decline to purchase the shares, the shares must next be offered to the Company’s profit sharing and employee stock ownership plans at fair market value, and then ultimately to shareholders who are employees of the Company. The by-laws of the Company provide that the fair market value be determined by an independent appraisal. Other than certain retired Directors, as of September 30, 2009 and 2008, there is no outstanding Class A common stock held by individuals no longer employed by the Company.

On January 19, 2008, at the Company’s annual meeting, the shareholders of the Company approved certain amendments to the Company’s bylaws related to the procedures for the issuance, sale and redemption of stock. The shareholders also approved the Amended and Restated 2008 Employee Stock Ownership and Direct Purchase Plan, the 2008 Employee Payroll Stock Purchase Plan, and the 2008 Employee Restricted Stock Plan.

Pursuant to the terms of our credit agreement, the Company cannot declare or pay dividends in excess of 50% of its net income. The Company has not previously paid cash dividends on its Class A common stock and has no present intention of paying cash dividends on its Class A common stock in the foreseeable future. All earnings are retained for investment in the business.

Stock Valuation

The value of the Company’s stock is required to be determined by a formal valuation analysis performed by one or more independent appraisal firms at least annually. The stock price established based on the appraisers’ valuation reports is utilized for the PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust or (Trust/ESOP), administration purposes and to set the price for direct employee-shareholder purchases, sales and redemptions.

The Company’s current policy is to utilize three independent appraisers to provide valuation reports. The two valuations that are closest in value are averaged to produce the stock price, with each receiving a 50% weight. The remaining valuation, designated the “outlier,” is excluded from the value calculation. The Audit Committee of the Board of Directors selects the appraisers each year to ensure they are independent and qualified. For the March 31, 2009 and September 30, 2008 valuations, the two valuations that the Company used were prepared by Willamette Management Associates and Sheldrick, McGeehee & Kohler, LLC.

Consistent with generally accepted valuation methodology, the appraisers utilize the following methods:

i)	the income approach (discounted cash flow method);

ii)	the market approach (guideline public company method and guideline transaction method); and

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

The stock prices determined by the March 31, 2009 and September 30, 2008 valuations were $36.16 and $29.04, respectively. During the first quarter of fiscal 2009, the Company utilized the September 30, 2007 stock price to record stock transactions, except for the Peter Brown acquisition described in Note 7 to our consolidated financial statements. The September 30, 2008 stock price was utilized for the stock offering window that took place in March 2009 and for all other stock transactions from January 1, 2009 through March 27, 2009. The March 31, 2009 stock price was utilized for all stock transactions from March 29, 2009 through September 30, 2009. The Company anticipates that the next valuation will be completed in January 2010.

The valuations performed by the appraisers take into consideration forecasted financial activity for the three months subsequent to the valuation date. If, during the period subsequent to valuation date and prior to the date the stock price is determined, there were any significant transactions or significant variances between actual results compared to forecasted results provided to the valuation companies, these transactions or variances would be taken into consideration, as appropriate, in the valuation. Historically there have not been any significant transactions between the period that stock price is determined and the stock trading window. However, if there were a significant transaction during this period the Company expects it would update the stock price used for the stock trading window or any other transaction in which stock is issued. For example, the Company obtained an updated stock price at March 31, 2009 due to the acquisition of Peter Brown at the end of the first quarter of fiscal 2009.

The material assumptions used by the two independent appraisers whose appraisals were used to determine the stock value at March 31, 2009 are:

	March 31, 2009
	Appraiser 1		Appraiser 2
Discounted Cash Flow Method
Weighted average cost of capital	16.72%		17.49%

Guideline Public Company Method
Earnings before interest and tax multiple	n/a	*	—
Earnings before interest, taxes, depreciation and amortization multiple	n/a	*	5.00
Revenue multiple	n/a	*	0.30

Guideline Transaction Method
Revenue multiple	n/a	*	0.40

Lack of control discount factor	n/a	*	15%
Marketability discount factor	5%		n/a *

*	This assumption was not used by Appraiser

A 10% increase or decrease in any of the assumptions above would result in a range of Class A common stock prices from $36.00 to $36.34.

The material assumptions used by the two independent appraisers whose appraisals were used to determine the stock value at September 30, 2008 are:

	September 30, 2008
	Appraiser 1		Appraiser 2
Discounted Cash Flow Method
Weighted average cost of capital	16.26%		17.60%

Guideline Public Company Method
Earnings before interest and tax multiple	n/a	*	7.00
Earnings before interest, taxes, depreciation and amortization multiple	n/a	*	6.00
Revenue multiple	n/a	*	0.35

Guideline Transaction Method
Revenue multiple	n/a	*	0.39
Lack of control discount factor	n/a	*	15%
Marketability discount factor	5%		n/a *

*	This assumption was not used by Appraiser

A 10% increase or decrease in any of the assumptions above would result in a range of Class A common stock prices from $27.61 to $30.81.

Stock Based Compensation

Restricted stock awards are recorded at fair value on the date of issuance using the modified prospective method in accordance with FASB ASC 718-10, Compensation-Stock Compensation — Overall. The restricted stock awards are amortized over the vesting period and are included as compensation expense in general and administrative expenses in the accompanying consolidated statements of operations.

Other Employee Stock Sales and Purchases

The Company’s bylaws provide that the Board of Directors shall establish a stock offering window at least once per year. The stock window allows full time and part time regular employees and outside directors to purchase shares of Class A common stock and existing shareholders to offer shares of Class A common stock for sale to the Company. Under its bylaws, the Company has the right of first refusal to purchase any shares offered to be sold by existing shareholders. If the Company declines to purchase the offered shares, they are offered to the Employee Profit Sharing and Stock Ownership Plan and Trust and then to all shareholders of the Company. Shares may be purchased by employees with funds set aside prior to the window through the PBSJ Corporation 2008 Employee Payroll Stock Purchase Plan, or ESPP, at 90% of fair value.

During the second quarter of fiscal year 2009, the Company opened the stock window for the purchase and/or redemption of shares by eligible employees and outside directors. During the stock window, the Company sold 63,179 shares for an aggregate consideration of $1.8 million, 17,444 shares were purchased through the ESPP at a discounted price of $26.14 and the remaining shares were purchased at $29.04. During fiscal 2009 the Also during the window, the Company repurchased 375,002 shares of Class A common stock for $10.9 million.

Additionally, during the fiscal 2009, the Company repurchased 376,786 shares of Class A common stock for an aggregate amount of $13.5 million. At September 30, 2009, the outstanding balance owed for redemptions was $12.7 million and is included in stock redemptions payable in the accompanying consolidated balance sheet. This balance was fully paid in November 2009. Company also issued stock in the amount of $4.0 million during fiscal 2009, in lieu of cash payment, for a portion of the matching contribution to the 401(k) plan for calendar year 2008.

During the second quarter of fiscal year 2008, the Company opened the stock window for the purchase and/or redemption of shares by eligible employees and outside directors at a price of $29.68. Purchasers of shares were given several options for payment, including payroll deductions, balloon payments, up front cash or some combination thereof. The last payroll deduction was on November 28, 2008. At September 30, 2008, the outstanding balance due to the Company on the shares sold was $1.5 million and is included in other current assets in the accompanying consolidated balance sheet. During the first quarter of fiscal 2009, $1.2 million of the outstanding balance due to us on the shares sold was collected and the remaining unpaid balance expired resulting in the cancellation of 10,828 shares.

During fiscal year 2008, the Company agreed to redeem 1.4 million shares held by employees who wished to redeem their shares in the fiscal year 2008 stock window or employees who terminated employment prior to September 30, 2008, for an aggregate amount of $38.5 million. As a result, the Company paid $29.0 million in cash during the year and recorded a liability of $7.5 million and a promissory note of $2.0 million, reflected in stock redemption payable and other liabilities, respectively, in the accompanying consolidated balance sheet as of September 30, 2008. During the first quarter of fiscal 2009, we paid all but $2.1 million of the stock redemption payable at September 30, 2008 and converted $2.1 million of the redemptions payable into a note. At September 30, 2009, the balance of the note was $1.8 million and is reflected in current portion of notes payable and other liabilities in the accompanying consolidated balance sheet.

The Company expects to open its fiscal year 2010 stock window in the second fiscal quarter.

Cash and Cash Equivalents

Cash equivalents consist of all highly liquid investments with an original maturity of three months or less from their dates of purchase. As a result of the Company’s cash management system, checks issued, but presented to the banks for payment, may create negative book cash balances. Checks outstanding in excess of related book cash balances totaling $5.5 million at September 30, 2008 are included in accounts payable in the accompanying consolidated balance sheet.

Income Taxes

The Company uses the asset and liability method in accounting for income taxes. Under this method the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax basis and financial reporting carrying values of assets and liabilities based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when it is more likely than not that any of the deferred tax assets will not be realized.

Effective October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48” or the “Interpretation”). This guidance is included in FASB ASC 740, Income Taxes. The Interpretation prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $2.5 million in the liability for uncertain tax positions and an increase of approximately $200,000 in accrued interest. These increases were accounted for as a reduction to the October 1, 2007 balance of retained earnings. At the adoption date of October 1, 2007, the Company had $13.7 million recorded as a liability for uncertain tax positions. At September 30, 2009, the liability for uncertain tax positions had increased to $13.8 million.

On February 21, 2008, the Company filed an application with the Internal Revenue Service to change its overall method of tax reporting from the cash method to the accrual method, effective with the tax year ending September 30, 2008. The effect of this change is to increase the estimated current taxable income by approximately $72.3 million on a pro rata basis over the next four years. This method change had no impact on the Company’s overall provision for income taxes. As of September 30, 2009, the liability for the first year of the method change has been paid. The liability for the second year of the method change is included as a component of accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of September 30, 2009. The liability for the third year of the method change is included as a component of the current deferred tax liability and for the fourth year of the method change, included as a component of the non-current deferred income tax asset, in the accompanying consolidated balance sheet as of September 30, 2009.

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

A reconciliation of the number of shares used in computing basic and diluted earnings per share follows:

(Shares in thousands)	Years Ended September 30,
	2009	2008	2007
Weighted average shares outstanding — Basic	5,543	6,062	6,258
Effect of dilutive unvested restricted stock	89	94	132

Weighted average shares outstanding — Diluted	5,632	6,156	6,390

Marketable Equity Securities

Marketable equity securities consist of investments in mutual funds that are considered available-for-sale securities and are recorded at fair value. Changes in unrealized gains and losses for available-for-sale securities are charged or credited as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings. Investment security transactions are recorded on a trade date basis. The cost basis of investments sold is determined by the specific identification method. The following is a summary of the Company’s marketable equity securities at September 30, 2009:

(in thousands)	Cost	Unrealized Gain	Fair Value
Mutual Funds	$3,262	$500	$3,762

Total	$3,262	$500	$3,762

None of the Company’s marketable equity securities held at September 30, 2009, are in an unrealized loss position. Proceeds and net realized gains from sales of available-for-sale securities were $1.5 million and $21,000, respectively in fiscal year 2009.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $3.6 million and $1.9 million at September 30, 2009 and 2008, respectively. The Company estimates the allowance for doubtful accounts based on management’s evaluation of the contracts involved and the financial condition of its clients. The Company regularly evaluates the adequacy of the allowance for doubtful accounts by taking into consideration such factors as the type of client — governmental agencies or private sector, trends in actual and forecasted credit quality of the client, including delinquency and payment history, general economic and particular industry conditions that may affect a client’s ability to pay, and contract performance and the change order and claim analysis. Retainer amounts were not significant as of September 30, 2009 and 2008.

Unbilled Fees and Billings in Excess of Costs

Unbilled fees represent the excess of contract revenue recognized over billings to date on contracts in process. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Management expects that substantially all unbilled amounts will be billed and collected within one year. Unbilled fees is presented net of an allowance for unbilled fees of approximately $428,000 and $0 at September 30, 2009 and 2008, respectively. We reduce our unbilled fees by estimating an allowance for amounts that may become uncollectible in the future. We determine our estimate allowance for uncollectible amounts based on management’s evaluation of the contracts involved, the financial condition of its clients, the status of change orders and claims, and the Company’s experience settling change orders and claims. Also included in unbilled fees is unbilled retainage. Unbilled retainage on projects will be billed at the completion of the project.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. The Company accounts for its goodwill in accordance with FASB ASC 350-20, Intangibles-Goodwill and Other — Goodwill, which requires the Company to test for goodwill impairment annually (or more frequently under certain conditions). Goodwill is evaluated for impairment at least annually, or when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company conducts its impairment evaluation of goodwill in conjunction with the annual independent valuation of the Company, as described above. In performing its evaluation of goodwill, the Company takes into consideration the results of and the assumptions, used by the independent appraisers, the valuation of the Company in relation to the carrying value of goodwill, any significant under-performance of each reporting unit in relation to projected operating results, significant negative industry or economic trends and the Company’s projected backlog position as of the end of the fiscal year. The Company’s reporting units for purposes of testing goodwill are the Company’s two reporting segments, Consulting Services and Construction Management. The fair value of all of the Company’s reporting units are materially in excess their carrying value. Based on these annual impairment evaluations, the Company has concluded that goodwill as of September 30, 2009, 2008 and 2007 was not impaired.

Due to the variables associated with the assumptions used in the valuation process, management assessment and projections, the potential impact of industry and economic trends and as additional information becomes known; the carrying value of goodwill could significantly be affected by impairment charges in the future.

The Company amortizes the cost of other intangible assets over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. If assets are determined to be impaired, they are written down to their estimated fair value. No impairment was recorded during the years ended September 30, 2009, 2008, or 2007.

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

Long-Lived Assets

In accordance with FASB ASC 360-10, Property Plant and Equipment — Overall, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. If assets are determined to be impaired, they are written down to estimated fair value. No impairment was recorded during the years ended September 30, 2009, 2008, or 2007.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, accounts receivable and unbilled fees. The Company deposits its cash with high credit quality financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Work performed for governmental entities accounted for approximately 78%, 74%, and 75%, of revenue for the years ended September 30, 2009, 2008, and 2007, respectively. Accounts receivable and unbilled fees from governmental entities were $79.7 million and $67.4 million, respectively at September 30, 2009, and $67.8 million and $50.5 million, respectively, at September 30, 2008. For the years ended September 30, 2009, 2008, and 2007, revenue of $81.5 million, $94.0 million, and $90.5 million, respectively, were derived from various districts of the Florida Department of Transportation, or FDOT, under numerous contracts. These revenues are primarily in the Consulting Services segment. While the loss of any individual contract would not have a material adverse effect on the Company’s results of operations and would not adversely impact the Company’s ability to continue work under other contracts with the FDOT, the loss of all, or a significant number of the FDOT contracts could have a material adverse effect on the Company’s results of operations.

Ongoing credit evaluations of customers are performed and generally no collateral is required. The Company provides an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Derivative Instruments and Hedging Activities

During the quarter ended December 31, 2008, the Company entered into an interest rate swap agreement, also referred to as the Swap, to manage its cash flow exposure associated with changing interest rates in connection with its Orlando mortgage. The Company accounts for the Swap in accordance with FASB ASC 815-10, Derivatives and Hedging — Overall. The Company does not purchase or hold any derivative instruments for speculative or trading purposes. The interest rate swap agreement owned by the Company at September 30, 2009 is not designated as a hedge. Accordingly, adjustments to reflect changes in the fair value, which are adjusted monthly, are recorded in earnings.

Estimated Liability for Self-Insurance

The Company is self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. The Company also maintains a stop loss insurance policy with a third party insurer to limit the Company’s exposure to individual and aggregate claims made. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates of incurred but not reported claims, net of payments made. Our professional liability coverage is on a “claims-made basis” meaning the coverage applies to claims made during a policy year regardless of when the causative action took place. All other coverages are “occurrence-basis” meaning that the policy in place when the injury or damage occurred is the policy that responds regardless of when the claim is made. Our professional liability limits per policy year are $60 million with a per claim deductible of $125,000 plus an annual aggregate retention of $3 million. This coverage would also cover the Company for a claim against a subcontractor of the Company. At September 30, 2009 and 2008, the Company had total self-insurance accruals reflected in accrued expenses and other current liabilities in our consolidated balance sheets of $5.8 million and $9.4 million, respectively. These estimates are subject to variability due to changes in trends of losses for outstanding claims and incurred but not recorded claims, including external factors such as future inflation rates, benefit level changes and claim settlement patterns.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ investment and minimum pension liability that, under generally accepted accounting principles, are excluded from net income.

The components of other comprehensive income for the years ended September 30, 2009, 2008, and 2007 are as follows:

	Years Ended September 30,
(Dollars in thousands)	2009	2008	2007
Net income	$23,618	$15,472	$19,098
Other comprehensive income (loss):
Unrealized gain on available for sale marketable securities, net of tax	308	—	—
Loss recognized due to curtailment and settlement of deferred compensation plan	—	1,137	—
Minimum pension liability adjustment, net of tax	(297)	102	901

Total comprehensive income	$23,629	$16,711	$19,999

The components in accumulated other comprehensive loss as of September 30, 2009 and 2008 are as follows:

	September 30,
(Dollars in thousands)	2009	2008
Deferred net pension loss, net of tax	$(304)	$(7)
Unrealized gain on marketable equity securities, net of tax	$308

Accumulated other comprehensive loss	$4	$(7)

Subsequent Events

The Company evaluated events occurring between the end of our most recent fiscal year and January 13, 2010, the date the financial statements were issued.

Recently Adopted Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165. This guidance is included in FASB ASC 855-10, Subsequent Events — Overall. SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Among other things, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for the Company’s quarter ended June 30, 2009. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. This guidance is included in FASB ASC 820, Fair Value Measurement and Disclosures. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. At the beginning of fiscal 2009, the Company partially adopted SFAS 157 as allowed by FASB Staff Position, or FSP, 157-2. FSP 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarified the application of SFAS 157 in inactive markets, was issued in October 2008 and was effective with the adoption of SFAS 157. Beginning with the first quarter of fiscal 2009, the Company applied the provisions of SFAS 157 to its financial instruments and non-financial instruments which are disclosed on a recurring basis, and the impact was not material. Under FSP 157-2, the Company will not be required to apply SFAS 157 to all nonfinancial assets and liabilities until the beginning of fiscal 2010. The Company is currently reviewing the applicability of SFAS 157 to its nonfinancial assets and liabilities, as well as the potential impact on its consolidated financial statements.

In April 2009, the FASB issued the following three related Staff Positions intended to provide additional application guidance regarding fair value measurements and impairment of securities.

(i)	FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (included in FASB ASC 820-10, Fair Value Measurements and Disclosures — Overall). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate.

(ii)	FSP 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (included in FASB ASC 825-10-50, Financial Instruments — Overall — Disclosure). FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired.

(iii)	FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (included in FASB ASC 320-10-35, Investments — Overall — Subsequent Measurement). This guidance was effective for interim and annual periods ending after June 15, 2009. FSP 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods.

The Company adopted the provisions of the three Staff Positions in the quarter ended June 30, 2009. The adoptions did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. This guidance is included in FASB ASC 825, Financial Instruments. SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company chose not to elect the fair value option for eligible items, and accordingly, the adoption of SFAS 159 in the first quarter of fiscal 2009 had no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update 2009-5, Fair Value Measurements and Disclosures, Measuring Liabilities at Fair Value, or ASU 2009-05. ASU 2009-05 provides amendments to FASB ASC 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets or another valuation technique that is consistent with the principles of FASB ASC 820. The amendments in the update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in the update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in ASU 2009-05 is effective for the first fiscal quarter of 2010. The Company is currently evaluating the impact of this update on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167. This guidance is included in FASB ASC 810, Consolidation. SFAS 167 amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for the Company’s fiscal year beginning October 1, 2010. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

In April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This guidance is included in FASB ASC 805-20, Business Combinations. FSP 141(R)-1 amends and clarifies SFAS No. 141(R) to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for business combinations occurring in the first quarter of fiscal 2010. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets. This guidance is included in FASB ASC 350-30, Intangibles — Goodwill and Other. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, or SFAS 142. In developing assumptions about renewal or extensions, FSP 142-3 requires an entity to consider its own historical experience (or, if no experience, market participant assumptions) adjusted for the entity-specific factors. FSP 142-3 expands the disclosure requirements of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is effective for the Company at the beginning of fiscal year 2010. Early adoption is prohibited. The Company does not believe the adoption of FSP 142-3 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161. This guidance is included in FASB ASC 815-10, Derivatives and Hedging — Overall. SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning October 1, 2009. The Company does not believe the adoption of this statement will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141(R). This guidance is included in FASB ASC 805-10, Business Combinations. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Company is required to adopt the recognition and related disclosure provisions of SFAS 141(R) beginning with interim periods of fiscal year ending September 30, 2010; earlier adoption is prohibited. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

2. Misappropriations Loss and Accrued Reimbursement Liability

In connection with an investigation conducted by independent counsel in a prior year, it was revealed that at least $36.6 million was misappropriated from the Company between January 1, 1998 and the discovery of the misappropriations in March 2005.

The Company determined that the misappropriation scheme led to the overstatement of overhead rates that the Company used to determine billings in connection with certain of its government contracts. As a result, some government clients were overcharged for the Company’s services. The Company determined corrected overhead rates considering both the impact of the misappropriations and the impact of additional errors identified. The Company and its advisors worked with its government clients to finalize any refundable amounts. The cumulative refund amount, before any payments, resulting from the overstated overhead rates was $35.0 million through September 30, 2009.

Based on settlements to date and new information, the Company changed its estimate of the accrued reimbursement liability and recorded a reduction in the liability with a corresponding increase in revenues in the amount of $122,000 and $2.3 million in the years ended September 30, 2009 and 2008, respectively. At September 30, 2009 and, 2008, the accrued reimbursement liability was $946,000 and $2.2 million, respectively, in the accompanying consolidated balance sheets.

The following table shows the activity in the accrued reimbursement liability during the years ended September 30, 2009 and 2008:

	Years Ended September 30,
(Dollars in thousands)	2009	2008
Balance at October 1,	$2,186	8,385
Payments	(1,118)	(3,817)
Interest and other	—	(100)
Adjustments	(122)	(2,282)

Balance at September 30,	$946	$2,186

Insurance Proceeds and Gain/Loss on Recoveries

The Company carries insurance to cover fiduciary and crime liability. These policies are renewed on an annual basis and were in effect for the periods in which the misappropriations took place. The Company filed a claim under the annual crime policy for the period ended April 2005, which is referred to as the 2005 Policy, to recover some of the misappropriation losses which resulted from the embezzlement. In January 2007, the Company received $2.0 million, the stated limit under the 2005 Policy. The insurance proceeds were recognized in insurance proceeds and gain on recoveries, net of misappropriation loss in the accompanying consolidated statement of operations for the year ended September 30, 2007. In August 2007, the Company filed suit seeking a declaration that the insurance carrier is obligated to the Company for losses suffered as a result of the embezzlement for policy years 1991 through 2004. The amount of recovery sought for those policy years was $17.0 million. In August 2008, the initial motion for summary judgment was denied by the court. In September 2008, the Company filed a notice of appeal. The Company dropped the case in the fourth quarter of fiscal 2009.

Gain from recovered assets has been recognized at the estimated fair value of the assets recovered, less related debt and estimated costs to sell the assets, and it is included in gain on recoveries, net of misappropriation loss in the accompanying consolidated statements of operations for fiscal year 2007.

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

The following table sets forth the components of the misappropriation loss for the year ended September 30, 2007 and related investigation expenses. There were no such costs incurred in 2009 and 2008.

(Dollars in thousands)	September 30, 2007
Misappropriation loss	$—
Insurance proceeds from misappropriation loss	(2,000)
Loss on recoveries	11

Insurance proceeds and gain on recoveries, net of misappropriation loss	(1,989)

Legal fees	1,541
Forensic accounting fees and related costs	2,185
Other	76

Investigation and related costs	3,802

Total	$1,813

3. Assets Held for Sale

During the course of the investigation described in Note 2, the Company identified and recovered certain assets from the perpetrators of the misappropriation that were acquired using misappropriated Company funds. Assets recovered during the investigation and not yet liquidated, are recorded at estimated fair value less estimated costs to sell. Certain of these assets were originally classified as held for sale.

At September 30, 2009 and 2008, the remaining assets held for sale, consisting of a condominium and jewelry, with a carrying value of approximately $282,000 and $393,000, respectively, have been included in other assets in the accompanying consolidated balance sheet as such assets did not meet the criteria to be classified as assets held for sale. Impairment charges of $111,000 and $75,000 were recognized on the condominium during fiscal year 2009 and 2008, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations for the years ended September 30, 2009 and 2008. The Company intends to sell the remaining assets as soon as practicable.

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

4. Fair Value Measurement

In the first quarter of fiscal 2009, the Company adopted FAS 157 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. This guidance is included in FASB ASC 820, Fair Value Measurements and Disclosures. FAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires that the Company maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

As of September 30, 2009, the Company held assets that are required to be measured at fair value on a recurring basis. The following table presents information on these assets as well as the fair value hierarchy used to determine the fair value (in thousands):

		Fair Value Measurements at September 30, 2009
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable Equity Securities	$3,762	$3,762	$—	$—

Total	$3,762	$3,762	$—	$—

Liabilities
Interest Rate Swap Liability	$1,027	$—	$1,027	$—

Total	$1,027	$—	$1,027	$—

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

5. Cash Surrender Value of Life Insurance

The Company is the beneficiary of corporate-owned life insurance policies on certain current and former employees with a net cash surrender value of $8.1 million and $11.2 million at September 30, 2009 and September 30, 2008, respectively.

In December 2008, the Company received proceeds of $4.0 million through loans against the cash value of its life insurance policies. The loan balance is recorded net against the cash surrender value of life insurance in the accompanying consolidated balance sheet at September 30, 2009. Additionally, in December 2008, the Company surrendered certain life insurance policies and received proceeds of $4.0 million, all of which was used to purchase a new life insurance policy.

6. Property and Equipment

Property and equipment consisted of the following:

(Dollars in thousands)	Estimated Useful Lives	September 30,
		2009	2008
Land		$1,756	$1,756
Building and building improvements	10 – 40 years	10,447	10,431
Furniture and equipment	3 – 7 years	29,497	37,123
Computer equipment	3 – 5 years	35,364	31,631
Vehicles	3 – 10 years	2,853	2,361
Leasehold improvements	10 years	13,776	13,398
Construction in process		966	134

		94,659	96,834
Less accumulated amortization and depreciation		(59,772)	(60,889)

Property and equipment at cost, net		$34,887	$35,945

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

The Company has accounted for this transaction involving the Doral Property as a sale-leaseback transaction in accordance with the provisions of ASC 840-40, Leases — Sale-Leaseback Transactions. As a result, the Company recognized in fiscal year 2007, $2.8 million of the total gain on the sale of the Doral Property, representing the excess of the total gain over the present value of the minimum lease payment under the sale-leaseback. The amount of gain recognized is included in general and administrative expenses in the accompanying consolidated statement of operations for the fiscal year ended September 30, 2007. The remaining gain, $13.4 million, has been deferred and is being amortized over the non-cancelable term of the lease in proportion to the related gross rental charges, including the straight-lining of the stipulated rent increases. The amortization of the deferred gain in 2009 and 2008 totaling $1.3 million each year has been recorded as a reduction of rent expense and is included in general and administrative expenses in the accompanying consolidated statements of operations. The current portion of the deferred gain balance, $1.3 million at both September 30, 2009 and 2008, is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The non-current portion of the deferred gain balance of $9.3 million and $10.7 million is included in other liabilities in the accompanying consolidated balance sheets as of September 30, 2009 and 2008, respectively.

The net book value of equipment recorded under capital leases was approximately $132,000 and $1.2 million at September 30, 2009 and 2008, respectively.

Depreciation and amortization expense relating to property and equipment amounted to $10.1 million, $10.4 million, and $10.4 million, for the years ended September 30, 2009, 2008, and 2007, respectively. The Company’s purchases of property and equipment amounted to $8.3 million, $10.4 million and $10.3 million during fiscal years 2009, 2008 and 2007, respectively. Capital expenditures during fiscal year 2009, 2008 and 2007 consisted of property and equipment purchases, such as survey equipment, computer systems, software applications, furniture and equipment and leasehold improvements.

7. Acquisitions

EcoScience Corporation

On February 29, 2008, the Company acquired 100% of the stock of EcoScience Corporation, referred to as EcoScience, for $2.25 million, composed of $2.0 million in cash, 6,750 shares of the Company’s Class A common stock valued at approximately $200,000 and $50,000 cash held in escrow. The purchase price was allocated to the respective assets and liabilities based on their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in assets of $2.8 million, including approximately $790,000 of intangible assets and $1.4 million of goodwill, and liabilities of approximately $593,000. The results of operations of EcoScience are included in the Company’s results of operations beginning on March 1, 2008. EcoScience specializes in the preparation of ecological assessments and environmental impact statements, endangered species determinations, wetland delineations, storm water master planning, hydrologic and hydraulic engineering and surface or groundwater modeling primarily in North Carolina, South Carolina and the Southeast region of the U.S. EcoScience enhances our technical strength in the environmental, water and planning markets and solidifies our general presence in the Southeast.

Peter R. Brown Construction, Inc.

On December 31, 2008, the Company acquired 100% of the issued and outstanding shares of capital stock of Peter R. Brown Construction, Inc., referred to as Peter Brown, for an aggregate purchase price of $16.0 million, composed of $12.0 million in cash, or $1.6 million net of cash acquired, and 137,741 shares of the Company’s Class A common stock valued at $4.0 million. The purchase price was allocated to the respective assets and liabilities based on their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in $12.7 million of intangible assets and $3.3 million of goodwill, all of which is deductible for tax purposes. The intangible assets consist of $3.8 million in customer relationships, $5.0 million in backlog and $3.9 million in trademarks and trade names. The weighted average useful life for customer relationships and backlog is 5.5 years. Trademarks and trade names are not amortizable. Additionally, the Company paid acquisition costs in the amount of approximately $446,000 which have been recorded in goodwill.

The Company initially agreed to pay, in addition to the initial purchase price, contingent consideration of up to a maximum of $2.0 million per year for three years based on a percentage of the amount by which Peter Brown’s earnings before interest and taxes and backlog exceeded threshold amounts during each year in the three year period following the acquisition. Any such contingent consideration paid will be accounted for as additional purchase consideration and included in goodwill in the period it is paid.

For income tax purposes, the Company and the former shareholders of Peter Brown elected to treat the Peter Brown sale as an asset purchase under Internal Revenue Code section 338(h) (10). In connection with this election, in May 2009, the Company paid an additional $734,000 in purchase price to the sellers, which was recorded as additional goodwill.

In June 2009, the Company entered into amended and restated employment agreements with the sellers of Peter Brown. In lieu of any contingent consideration amounts payable under the terms of the previous agreements, the amended employment agreements provide that each of the sellers is entitled to receive a cash payment of $1.0 million on or before July 1, 2009, thus reducing the total contingent consideration by $3.0 million. The sellers remain eligible to receive an additional cash payment on or before December 31, 2011 of up to $1.0 million each based on Peter Brown (i) backlog at September 30, 2011 and (ii) cumulative earnings before interest and taxes during the period from January 1, 2009 to September 30, 2011. Two-thirds of the additional amount payable under the amended employment agreements will be based on Peter Brown achieving certain earnings targets (although no additional payment based on earnings will be paid if Peter Brown achieves less than 75% of its earnings targets), and one-third of such additional amounts payable under the amended employment agreements will be based on Peter Brown achieving certain targeted backlog amounts. Under the terms of the amended employment agreements, the Company paid $3.0 million in additional purchase price to the sellers on July 1, 2009, which was recorded as goodwill.

The following table details net assets acquired:

(Dollars in thousands)
Cash and cash equivalents	$10,446
Accounts receivable	15,072
Unbilled fees	9,011
Other current assets	24
Property and equipment, net	853
Intangible assets	12,700
Goodwill	7,481

Total assets acquired	55,587

Accounts payable and accrued expenses	31,371
Billings in excess of cost	3,827
Other liabilities	208

Total liabilities assumed	35,406

Net assets acquired	$20,181

Peter Brown is a construction management at risk company, serving long-term clients in Florida and Georgia that works largely in the public sector, building schools, jails, higher education facilities, and a host of institutional buildings. The acquisition supports the Company’s overall corporate strategy of diversifying its business offerings through a family of complementary, subsidiary companies that together focus on providing total infrastructure solutions. A primary factor contributing to a purchase price that resulted in the recognition of goodwill is the intellectual capital of the skilled professionals and senior technical personnel associated with the acquired entity which does not meet the criteria for recognition as an asset apart from goodwill. The results of operations of Peter Brown are included in the Company’s results of operations beginning on January 1, 2009. Goodwill related to the acquisition of Peter Brown is included in a new operating segment entitled Construction Management.

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

	Years Ended September 30,
(in thousands, except per share amounts)	Pro Forma 2009	Pro Forma 2008	Pro Forma 2007
Total revenues	$844,668	$796,268	$730,104

Net income	$26,124	$25,484	$27,326
Basic per share	$4.69	$4.11	$4.27
Diluted per share	$4.61	$4.05	$4.19
Weighted average shares outstanding:
Basic	5,572	6,200	6,396

Diluted	5,661	6,294	6,528

8. Goodwill and Other Intangible Assets

The changes in the net carrying amounts of goodwill, by segment, for the year ended September 30, 2009 are as follows:

	Year Ended September 30, 2009
(Dollars in thousands)	Consulting Services	Construction Management	Total
Goodwill, beginning of year	$23,071	$—	23,071
Peter Brown acquisition		7,481	7,481
Purchase price payments related to previous acquisitions	55	—	55

Goodwill, end of year	$23,126	$7,481	$30,607

The Company’s intangible assets consist of the following:

		September 30, 2009
(Dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization
Amortizable
Client list	4 – 10 years	$6,413	$2,220
Backlog	1 – 3 years	7,819	6,056
Website	7 years	200	195
Employee agreements	3 years	67	67
Non-amortizable
Tradenames		3,900	—

		$18,399	$8,538

		September 30, 2008
(Dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization
Amortizable
Client list	4 – 10 years	$2,613	$1,455
Backlog	1 – 3 years	2,819	2,749
Website	7 years	200	166
Employee agreements	3 years	67	56
Non-amortizable
Tradenames		—	—

		$5,699	$4,426

Amortization expense for intangible assets amounted to $4.1 million, $403,000, and $792,000, for the years ended September 30, 2009, 2008, and 2007, respectively and is included in G&A in the consolidated statement of operations. Estimated amortization for the future periods is as follows:

Year Ended September 30,	Scheduled Amortization
(Dollars in thousands)
2010	$2,824
2011	1,394
2012	752
2013	429
2014	241
2015	321

$5,961

9. Income Taxes

The provision for income taxes consisted of the following:

(Dollars in thousands)	Years Ended September 30,
	2009	2008	2007
Current
Federal provision	$1,399	$11,921	$906
State provision	623	3,720	429
Deferred
Federal provision (benefit)	3,141	(8,175)	4,828
State provision (benefit)	1,397	(2,551)	2,282

Total provision	$6,560	$4,915	$8,445

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consisted of the following:

	September 30,
(Dollars in thousands)	2009	2008
Deferred tax liabilities:
Deferred Revenue	$(17,364)	$—
Cash to accrual adjustment	(13,972)	(28,611)
Fixed and intangible assets	(1,968)	(2,364)
Other	(3,844)	(613)

Gross deferred tax liabilities	(37,148)	(31,588)

Deferred tax assets:
Accounts payable and accrued expenses	10,355	9,750
Accrued vacation	3,243	3,548
NOL carry forwards	30	—
Deferred gain on sale of office building	5,630	4,577
Deferred compensation	4,766	5,086
Accrued reimbursement liability	363	835
Other	1,993	2,008

Gross deferred tax asset	26,380	25,804
Valuation allowance	(226)	—

Net deferred tax asset	26,154	25,804

Net deferred tax liability	$(10,994)	$(5,784)

ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance against its deferred tax assets of approximately $226,000 and $0 on the deferred tax assets in Puerto Rico for the years ended September 30, 2009 and 2008, respectively.

For the past several years, the Company has generated research and development tax credits related to certain qualifying costs. The qualifying costs relate primarily to the Company’s project costs which management believes involved technical uncertainty. These research and development costs were incurred by the Company in the course of providing services generally under long-term client projects. As of September 30, 2009 and 2008, respectively, the Company had research and development tax credit carryforwards of $0.7 million and $6.8 million which at September 30, 2009 were fully reserved.

On February 21, 2008, the Company filed an application with Internal Revenue Service to change its overall method of tax reporting from the cash method to the accrual method, effective with the tax year ending September 30, 2008. The effect of this change is to increase the estimated current taxable income by approximately $72.3 million on a pro rata basis over the next four years. This method change had no impact on the Company’s overall provision of income taxes. As of September 30, 2009, the liability for the first year of the method change has been paid. The liability for the second year of the method change is included as a component of accrued expenses and other liabilities in the accompanying consolidated balance sheet as of September 30, 2009. The liability for the third year of the method change is included as a component of the current deferred tax liability and for the fourth year of the method change, included as a component of the non-current deferred income tax asset, in the accompanying consolidated balance sheet as of September 30, 2009.

The deferred tax balances have been classified in the consolidated balance sheets as follows:

	September 30,
(Dollars in thousands)	2009	2008
Current assets	$12,770	$13,399
Current liabilities	(27,657)	(9,801)
Valuation allowance	(107)	—

Net current tax (liabilities) assets	(14,994)	3,598

Non-current assets	14,794	12,405
Non-current liabilities	(10,675)	(21,787)
Valuation allowance	(119)	—

Net non-current assets (liabilities)	4,000	(9,382)

Net deferred tax liabilities	$(10,994)	$(5,784)

A reconciliation of the income tax provision to taxes computed at the U.S. federal statutory rate is as follows:

	Years Ended September 30,
	2009	2008	2007
U.S. statutory rate	35.0%	35.0%	35.0%
Federal tax credits	—	—	1.0
State taxes net of federal benefit	4.4	3.7	6.4
Non-deductible expenses	2.6	3.2	2.5
Change in tax reserve	(19.7)	(11.6)	(5.3)
Change in valuation allowance	0.7	(0.8)	(14.6)
Change in statutory rate	0.1	(3.5)	1.8
Other	(1.4)	(1.9)	3.9

Effective tax rate	21.7%	24.1%	30.7%

The Company’s effective tax rate is based on income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates. Significant judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. The Company established reserves when, despite its belief that the tax return positions are fully supportable, it believes that certain positions, if challenged, will likely be resolved unfavorably to it. These reserves are adjusted in light of changing facts and circumstances, such as the progress of a tax audit or current developments in tax law. The Company’s annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome or the timing of resolution of any particular matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Resolution of the tax contingencies would be recognized as an increase or decrease to the Company’s tax rate in the period of resolution.

During the years ended September 30, 2009 and 2008, the Federal statute of limitations expired on returns for the years ended September 30, 2005 and 2004. The Company is no longer subject to U.S. Federal examination for these years. As a result, the Company reduced its tax contingency accrual by $6.8 million and $3.0 million, respectively. As a result of the implementation of FIN 48, the Company increased its tax accrual by $2.7 million.

In addition, for the year ended September 30, 2009, the Company increased its tax contingency accrual by $6.4 million which included $6.2 million for which no tax benefit has been recognized. The net changes in the tax contingency accrual recorded in the tax provision reduced the Company’s effective tax rate by 20.6% and

11.6%, respectively. The Company has recorded a tax contingency accrual of $13.8 million and $17.6 million as of September 30, 2009 and 2008, respectively, related primarily to research and development tax credits taken on the Company’s tax return. The tax contingency accruals are presented in the accompanying consolidated balance sheets within other liabilities.

Effective October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48” or the “Interpretation”). This guidance is included in FASB ASC 740, Income Taxes. The Interpretation prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $2.5 million in the liability for uncertain tax positions and an increase of approximately $200,000 in accrued interest. These increases were accounted for as a reduction to the October 1, 2007 balance of retained earnings. At the adoption date of October 1, 2007, the Company had $13.7 million recorded as a liability for uncertain tax positions. At September 30, 2009, the liability for uncertain tax positions had increased to $13.8 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of September 30, 2009 is as follows (in thousands):

	September 30, 2009	September 30, 2008
Balance at October 1,	$17.6	$13.7
Additions for current year tax positions	6.4	6.9
Reductions for prior year tax positions	(3.4)	—
Settlements	(0.1)	—
Reductions as a result of lapse of applicable statute of limitations	(6.7)	(3.0)

Balance at September 30,	$13.8	$17.6

The entire balance at September 30, 2009 of $13.8 million, if recognized would affect the effective tax rate. It is also reasonably possible that the total amount of unrecognized tax benefits at September 30, 2009, may decrease by approximately $1.6 million and related interest due to the completion of examinations or the expiration of the statute of limitations within 12 months of September 30, 2009.

The Company recognized interest, and penalties if applicable, related to uncertain tax positions within the provision for income taxes in the consolidated statement of operations. As of September 30, 2009, the Company had accrued $0.9 million in interest and nothing in penalties related to uncertain tax provisions.

The Company files income tax returns with the U.S. Federal Government, various state and local jurisdictions, as well as Puerto Rico. With few exceptions, the Company is no longer subject to U.S. Federal, State or Local, or Puerto Rico examination by tax authorities for years before October 1, 2005.

10. Retirement Plans

The Company maintains a two-tiered noncontributory, unfunded, nonqualified defined benefit pension plan.

The Key Employee Supplemental Option Plan, or KESOP, is a two-tiered plan that provides key officers and employees postretirement benefits. Tier one of the KESOP, known as the Key Employee Retention Program, or KERP, provides an annual restricted stock award equal to five percent of the participant’s annual gross salary for a period of up to ten years (see Note 12). Benefits under the KERP vest at age 56 and after ten years of continuous service with the Company. Tier two of the KESOP, known as the Supplemental Income Program, or

SIP, is an unfunded plan that provides participants with retirement income for a specified period of between 5 and 15 years upon retirement, death, or disability. The plan fixes a minimum level for retirement benefits to be paid to participants based on the participants’ position at the Company and their age and service at retirement. Certain key employee agreements include an annual retainer for consulting services for a period of up to five years. Additionally, certain executive agreements have been amended to provide postretirement medical benefits, where the Company will pay and provide major medical and hospitalization insurance benefits to those employees and their spouses, at a level substantially similar to those medical and hospitalization insurance benefits paid and provided to senior executives currently employed by the Company. The insurance benefits will be provided without any further or additional services from the employee to the Company and these medical benefits will be paid for and provided for as long as the employee and spouse shall live.

The following are the weighted average discount rate assumptions used in the measurement of the projected benefit obligation, or PBO, and net periodic pension expense for the SIP:

	Years Ended September 30,
	2009	2008	2007
Discount rate for year end PBO	3.83%	7.70%	6.00%
Discount rate for net periodic benefit cost	7.70%	6.00%	5.75%

The rates used reflects a rate of return on high-quality fixed income investments that matches the duration of expected benefit payments. The 2009 and 2008 discount rates for the year end PBO were calculated based on a yield curve constructed from a portfolio of high quality bonds for which timing and amount of cash flows approximate the estimated payouts of the plan. For the 2007 discount rate for the year end PBO, the Company used the Moody’s Aa Corporate Bond rate as of September 30 as a benchmark for the discount rate used.

The Company uses a September 30 measurement date for its plans. The following table provides a summary of the Company’s net periodic costs related to its defined benefit retirement plan:

Years Ended September 30,	2009	2008	2007
(Dollars in thousands)
Service benefits earned during period	$—	$462	$493
Interest cost on projected benefit obligation	255	734	779
Amortization:
Prior service cost	(227)	(82)	—
Net loss from past experience	21	205	437

Net periodic pension cost	$49	$1,319	$1,709

In 2009, 2008, and 2007, the Company recognized amortization associated with the net cumulative unrecognized losses of the pension plan. The loss is amortized over the average remaining service period for active plan participants and is subject to the applicable corridor that is based on 10% of the PBO.

Effective September 30, 2008, the Company transferred certain participants from the SIP to a new deferred compensation plan, the Key Employee Capital Accumulation Plan, or KECAP. The KECAP is a defined contribution plan which allows participants to make pre-tax contributions and allows the Company to make discretionary contributions to the plan. The employees that were transferred included all SIP participants which were current employees of Company. Those employees that were retired and receiving benefits remained in the SIP. On September 30, 2008 the Company reduced the PBO by $8.4 million for those transferring employees out of the SIP liability and recorded a defined contribution plan liability by $7.6 million which is included in deferred compensation on the accompanying consolidated balance sheet at September 30, 2008. The transfer of the participants out of the SIP resulted in a settlement under ASC 715-30, Compensation — Retirement Benefits — Defined Benefit Plans — Pension. The settlement resulted in a recognition of $1.1 million of net actuarial loss which was previously recorded in accumulated other comprehensive income. The reduction in the deferred compensation liability for the unvested benefit obligation removed from the SIP but not transferred to the KECAP resulted in a credit to deferred compensation expense of approximately $808,000.

The reconciliations of the benefit obligations based on a September 30th measurement date are as follows:

(Dollars in thousands)	2009	2008
Change in benefit obligation:
Projected benefit obligation at beginning of year	$3,708	$12,682
Service cost earned during the year	—	462
Interest cost on projected benefit obligation	255	734
Plan amendments	—	(162)
Gain (loss) from past experience	276	(673)
Transfer balances to defined contribution plan	—	(8,362)
Benefits paid	(781)	(973)

Projected benefit obligation at end of year	$3,458	$3,708

Funded status	$(3,458)	$(3,708)

Amounts recognized in the consolidated balance sheet consists of:
Accrued benefit liability — current	$(696)	$(768)
Accrued benefit liability — long term	(2,762)	(2,940)

Net pension liability at the end of the year	$(3,458)	$(3,708)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$760	504
Prior service credit	(265)	(492)

Net amount recognized	$495	$12

The estimated net actuarial loss and prior service cost for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2010 fiscal year are approximately $77,000 and $227,000, respectively.

The Company expects to fund benefits as paid. The following table summarizes the Company’s expected benefit payments to be paid for each of the following fiscal years:

Year Ended September 30,	Scheduled Benefit Payments
(Dollars in thousands)
2010	$721
2011	704
2012	618
2013	525
2014	428
2015 through 2019	881

The PBO for post retirement medical benefits is $1.8 million and $1.7 million as of September 30, 2009 and 2008, respectively, and is included in deferred compensation in the accompanying consolidated balance sheets. The net periodic post retirement medical costs are approximately $97,000 for each of the fiscal years ended September 30, 2009, 2008 and 2007, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

11. Employee Benefit Plan and Special Programs

The Company maintains The PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust, which is a qualified contributory 401(k) plan, a profit-sharing plan and an unleveraged employee stock ownership plan, collectively the Plans. The Plans qualify as a deferred salary arrangement under Sections 401(a) and 401(k) of the Internal Revenue Code. Under the 401(k) plan, participating employees may elect to defer a portion of their pretax earnings, up to the maximum allowed by the Internal Revenue Service. The Company offers a discretionary matching contribution of up to 50% of the employees’ first 6% pre-tax contribution. Employees are eligible to participate in the 401(k) plan on the first date of hire. Participants in the 401(k) plan are at all times 100% vested in the employees’ contribution amounts. All matching contributions made by the Company generally vest ratably over five years of continued service. Under the profit-sharing plan, the Company may make a discretionary contribution to eligible employees, which is included in the participants’ retirement account, and is allocated using a ratio of the individual participant’s compensation for the year to the total compensation of all eligible participants for the year. All discretionary contributions may be made in the form of cash, stock or a combination of both.

The Company’s matching contributions to the 401(k) plan were $5.0 million, $5.4 million and $4.5 million for the years ended September 30, 2009, 2008, and 2007, respectively. The fiscal year 2009 401(k) matching contributions will be paid in fiscal year 2010. The fiscal year 2008 401(k) and fiscal year 2007 401(k) contributions were paid in stock. Additionally, the Company accrued $1.3 million at September 30, 2008 to be paid to the 401(k) plan to cure a failure of a discrimination test. This additional accrual was included in accrued employee compensation and benefits at September 30, 2008 in the accompanying consolidated balance sheet and was paid in fiscal 2009. The Company’s matching contributions and additional accrual are included in general and administrative expenses in the accompanying consolidated statements of operations. The Company’s accrued matching contributions are included in accrued employee compensation and benefits in the accompanying consolidated balance sheets at September 30, 2009 and 2008.

The Company also maintains an additional incentive plan for certain employees. On an annual basis, the Company makes a discretionary cash award to fund the Incentive Plan within the Company’s limits of profitability and operating guidelines. Participation in the Incentive Plan is re-confirmed on an annual basis for all participants. The related Incentive Plan expenses for the years ended September 30, 2009, 2008, and 2007 of $9.7 million, $4.5 million, and $8.6 million, respectively, were included in general and administrative expenses in the accompanying consolidated statements of operations.

Effective September 30, 2008, the Company transferred certain participants from the SIP to a new deferred compensation plan, the Key Employee Capital Accumulation Plan, or KECAP. The KECAP is a non-qualified defined contribution plan which allows participants to make pre-tax contributions and allows the Company to make discretionary contributions to the plan. Participation in the KEYCAP is limited to select key employees. On September 30, 2008, $7.6 million was moved from the SIP PBO liability and recorded as a defined contribution plan liability and is included in deferred compensation on the accompanying consolidated balance sheet at September 30, 2008. During fiscal 2009 participants made contributions to the plan of $1.2 million. Additionally the Company accrued a matching contribution to the plan of approximately $94,000 which is included in accrued employee compensation and benefits in the accompanying consolidated balance sheet at September 30, 2009. The discretionary match was determined using the same methodology as the 401(k) plan match described above. At September 30, 2009 the KECAP liability is $8.9 million and is included in deferred compensation in the accompanying consolidated balance sheet.

12. Restricted Stock

Restricted stock awards are offered throughout the year and are intended to provide long-term incentives to key employees. Awards of restricted stock are subject to transfer restrictions and risk of forfeiture until they are vested. Shares of restricted stock become fully vested usually over a period of several years of continued employment and are subject to total forfeiture if the employee ceases to be employed prior to the restricted stock vesting date, except in certain limited circumstances described in the individual restricted stock award agreement. During the restriction period, holders of restricted stock awards that were granted prior to the 2008 Employee Restricted Stock Plan have the rights of shareholders, including the right to vote, but cannot transfer ownership of their shares.

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

On January 19, 2008, at the Company’s annual meeting, the shareholders approved the 2008 Employee Restricted Stock Plan.

The Company maintains the following restricted stock plans:

Retention

This program awards restricted shares to key employees in middle management or higher positions for the purpose of providing long-term incentives. The awards are made on a case-by-case basis at the discretion of Senior Management, except for executive officers for which awards are made by the Compensation Committee. These awards are generally issued and become fully vested usually after five years of continuous service with the Company.

Acquisitions

When the Company acquires a firm, restricted stock is awarded to retain key employees. Shares become fully vested usually after three to five years of continuous service with the Company.

KERP

The Key Employee Retention Program, or KERP, provides an annual restricted stock award equal to five percent of the participant’s annual gross salary for a period of up to ten years. Benefits vest at age 56 and after ten years of continuous service with the Company, or upon retirement, death or disability.

Other

The Company has one other plan under which no new grants have been awarded since fiscal year 1997.

The following tables summarize information about restricted shares:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at September 30, 2008	267,271	$19.52
Granted	117,788	29.12
Vested	(46,552)	14.69
Forfeited	(17,789)	27.78

Unvested at September 30, 2009	320,718	23.29

September 30, 2009	Outstanding Shares	Weighted Average Grant Date Fair Value	Unrecognized Compensation Cost (in thousands)	Remaining Weighted Average Period (in years)
Retention	175,033	$26.78	$2,907	3.2
Acquisition	42,567	28.43	691	2.4
KERP	56,743	25.07	1,016	8.6
Other	46,375	3.22	18	3.7

	320,718	23.29	$4,632	4.5

The weighted average grant-date fair values of shares granted during fiscal years 2009, 2008 and 2007 were $29.12, $28.23 and $24.34 respectively. The total fair value of shares vested, on the vesting dates, for fiscal years 2009, 2008 and 2007 were $1.7 million, $3.7 million and $4.1 million, respectively. The total amount of compensation expense recognized under these agreements during fiscal years 2009, 2008 and 2007 was $1.4 million, $771,000 and $911,000, respectively, and was included in general and administrative expenses in the accompanying consolidated statements of operations.

The income tax benefit related to compensation expense under these agreements was $561,000, $221,000 and $305,000 in fiscal years 2009, 2008 and 2007, respectively.

13. Long-Term Debt

The following table lists long-term debt including the respective current portions.

	September 30,
(in thousands)	2009	2008
Line of credit	$—	$6,622
Mortgage note payable	13,033	6,397
Capital lease obligations	141	435

	13,174	13,454
Less current portion of long-term debt	680	7,134
Less current portion of capital lease obligations	107	297

	787	7,431

Long-term debt and capital lease obligations	$12,387	$6,023

Scheduled maturities exclusive of capital leases and line of credit are as follows:

Year Ending September 30,	Scheduled Maturities
(Dollars in thousands)
2010	$680
2011	680
2012	680
2013	680
2014	680
2015	9,633

$13,033

The Company has a $60 million line of credit agreement with Bank of America, N.A., with a maturity date of October 2011. The line of credit agreement provides for the issuance of letters of credit which reduce the maximum amount available for borrowing. As of September 30, 2009 and 2008, we had letters of credit totaling $4.4 million and $4.7 million, respectively. Included in the 2009 letters of credits is a $3.6 million letter of credit relating to a bank guarantee to a client in Doha, Qatar. Included in the 2008 letters of credit was a $3.5 million relating to bond insurance for PBSJ Constructors, Inc and $582,000 to guarantee insurance payments in 2008. No amounts have been drawn on any of these letters of credit. As a result of the issuance of these letters of credit and outstanding borrowings, the maximum amount available for borrowing under the line of credit was $55.6 million and $48.7 million as of September 30, 2009 and 2008, respectively.

The interest rate (0.75% and 3.53% at September 30, 2009 and 2008, respectively) ranges from LIBOR plus 50 basis points (currently in use) or Prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points or Prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including minimum levels of net worth, a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The Company was in compliance with all financial covenants under the line of credit as of September 30, 2009. The line of credit is collateralized by substantially all of the Company’s assets.

On March 19, 2001, the Company entered into a mortgage note with an original principal amount of $9.0 million due in monthly installments starting on April 16, 2001, with interest. Interest on the mortgage is LIBOR plus the floating rate margin of not less than 65 basis points and not greater than 90 basis points. A balloon payment is due on the mortgage on March 16, 2011. The effective interest rate on the mortgage note was 3.40% at September 30, 2008. The adjustable rate mortgage calls for an interest rate based on the 30-day LIBOR plus a margin of .065%. The mortgage agreement contains clauses requiring the maintenance of various covenants and financial ratios. The Company was in compliance with all financial covenants and ratios as of September 30, 2008. The mortgage note is collateralized by the office building located in Orlando, Florida.

In October 2008, the Company refinanced the existing mortgage note with a new seven-year mortgage note in the amount of $13.6 million due in monthly installments, including interest, over a twenty year amortization period with a balloon payment due on November 1, 2015. The interest rate on the mortgage note is based on LIBOR plus 2.27% per annum. In order to minimize the adverse impact of floating interest rate risks, the Company also entered into an interest rate swap agreement, referred to as the swap. The Swap effectively converts the floating interest rate on the mortgage note to a fixed rate of 6.2%. The new mortgage note includes the same financial covenants as the line of credit. The Company was in compliance with all financial covenants and ratios as of September 30, 2009. The mortgage note is collateralized by the office building located in Orlando, Florida.

The Company’s capital leases consisted primarily of equipment leases. The interest rates used in computing the minimum lease payments range from 2.35% to 5.23%. The leases were capitalized using the lower of the present value of the minimum lease payments or the fair market value of the equipment at the inception of the lease.

14. Interest Rate Swap

In connection with the refinancing of the Orlando mortgage in October 2008, the Company entered into an interest rate swap agreement to manage the cash flow risk associated with changing interest rates related to the mortgage. The Swap has a notional amount of $13.6 million. It effectively converts the floating interest rate on the mortgage note to a fixed rate of 6.2%. The Swap does not qualify as an accounting hedge and, therefore, the change in the fair value of the Swap, which is adjusted monthly, is recorded as a gain or a loss on the interest rate swap in the Company’s consolidated statements of operations. The fair value of the Swap was a liability of approximately $1.0 million at September 30, 2009 and is included in other liabilities in the accompanying consolidated balance sheet. The earnings impact of the Swap was a loss of approximately $1.4 million for the year ended September 30, 2009.

15. Other Long Term Liabilities

Other long-term liabilities is composed of the following:

	September 30,
(Dollars in thousands)	2009	2008
Notes payable	$2,178	$4,515
Reserve for uncertain tax positions (See note 9)	13,766	17,648
Deferred gain, non-current portion (See note 6)	9,320	10,651
Deferred rent, non-current portion	5,346	4,184
Self insurance legal reserves, non-current portion	3,421	3,230
Swap liability	1,027	—

Total other long-term liabilities	$35,058	$40,228

16. Commitments and Contingencies

The Company has entered into certain agreements with certain of its executive officers and directors as described in the Company’s Proxy Statement for the 2009 Annual Meeting which was filed with the SEC on December 29, 2008.

The Company is obligated under various non-cancelable leases for office facilities, furniture, and equipment. Certain leases contain renewal options, escalation clauses and payment of certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties. As of September 30, 2009, the future minimum annual lease commitments are as follows:

Years Ending September 30,	Operating Leases	Capital Leases
(Dollars in thousands)
2010	$21,723	$129
2011	22,755	31
2012	19,999	—
2013	14,271	—
2014	10,401	—
Thereafter	32,733	—

	121,882	160
Less executory and other costs	269	5
Less amount representing interest	—	14

Future minimum lease payments	$121,613	$141

Total rent expense included in general and administrative expenses was $26.3 million, $21.8 million, and $22.6 million for fiscal years ended 2009, 2008, and 2007, respectively.

As of September 30, 2008, there were various legal proceedings pending against the Company, where plaintiffs allege damages resulting from the Company’s services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract. The Company accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. As of September 30, 2009 and 2008, the Company had accruals of $3.7 million and $6.5 million, respectively, for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable and can be reasonably estimated. Management believes that the disposition of these matters will not have a material impact on the Company’s consolidated financial position, cash flows, liquidity or results of operations. The Company expects to pay these liabilities over the next one to three years.

In June 2007, the Company was served with a Summons and Complaint for a personal injury claim resulting from a bicycle accident on a bike path in Irvine, California, where the Company had performed services in relation to its design and construction. The Company reached a final settlement through mediation for $3.2 million in November 2008, which paid in December 2008. As a result, the Company recorded, at September 30, 2008, a liability of $3.2 million, which is included in accrued expenses and other current liabilities in the accompanying consolidated financial statements and a receivable from the Company’s liability insurance carrier in the amount of $1.4 million, which is included in other current assets in the accompanying consolidated financial statements. The net effect of the liability and receivable of $1.8 million is included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended September 30, 2008.

The Company maintains a full range of insurance coverage, including worker’s compensation, general and professional liability (including pollution liability) and property coverage. The Company’s insurance policies may offset the amount of loss exposure from legal actions.

The Company carries insurance to cover fiduciary and crime liability. These policies are renewed on an annual basis and were in effect for the periods in which the misappropriations described earlier took place. The Company filed a claim under the annual crime policy for the period ended April 2005, which is referred to as the

2005 Policy, to recover some of the misappropriation losses which resulted from the embezzlement. In January 2007, the Company received $2.0 million, the stated limit under the 2005 Policy. The insurance proceeds were recognized in insurance proceeds and gain on recoveries, net of misappropriation loss in the accompanying consolidated statement of operations for the year ended September 30, 2007. In August 2007, the Company filed suit seeking a declaration that the insurance carrier is obligated to the Company for losses suffered as a result of the embezzlement for policy years 1991 through 2004. The amount of recovery sought for those policy years was $17.0 million. In August 2008, the initial motion for summary judgment was denied by the court. In September 2008, the Company filed a notice of appeal. The Company dropped the case in the fourth quarter of fiscal 2009.

In October 2007, the Federal Election Commission advised the Company that it was commencing an investigation into alleged violations of the Federal Election Campaign Act of 1971, as amended, based on the improper campaign contributions including improper use of political action committees. On November 24, 2009, the Company was notified by the Federal Election Commission that the investigation was closed.

As previously reported on the Company’s Form 8-K filed December 30, 2009, an internal investigation is currently being conducted by the Audit Committee of the Board of Directors to determine whether any laws, including the Foreign Corrupt Practices Act (“FCPA”), may have been violated in connection with certain projects undertaken by PBS&J International, Inc., one of the Company’s subsidiaries with revenue of $4.3 million in fiscal year 2008 and $3.9 million in fiscal year 2009, in certain foreign countries (the “International Operations”). Initial results of the investigation suggest that FCPA violations may have occurred. However, the investigation does not suggest that any violation extends beyond the International Operations or that members of the Company’s executive management were involved in illegal conduct. The Company has voluntarily disclosed the possible violations, the investigation, and the initial findings to the Department of Justice and to the Securities and Exchange Commission, and will cooperate fully with their review. The FCPA (and related statutes and regulations) provides for potential monetary penalties, criminal and civil sanctions, and other remedies. The Company is unable to estimate the potential penalties that might be assessed for these FCPA violations and accordingly, no provision has been made in the accompanying financial statements.

17. Supplemental Cash Flow Information

	Years Ended September 30,
(Dollars in thousands)	2009	2008	2007
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,110	$1,019	$2,042

Cash paid for income taxes	$5,985	$4,519	$3,241

Acquisitions:
Fair market value of assets acquired	$24,960	$674	$—
Goodwill and intangibles recorded	20,181	2,169	—
Fair market value of liabilities assumed	(35,407)	(593)	—

Purchase Price	9,734	2,250	—
Less: stock issued	(3,000)	(200)	—
Less: escrow withheld	(1,000)	(50)	200
Prior year purchase price adjustments	55	—	—

Cash paid	$5,789	$2,000	$200

Non-cash investing and financing activities:
Payable for prepaid insurance	$6,160	$—	$—
Property and equipment financed under capital leases	$—	$946	$34
Change in fair value of marketable securities available for sale	$521	$—	$—
Stock issued for 401(k) match	$4,008	$5,093	$4,512
Stock issued for acquisition	$4,000	$200	$—
Deferred gain on sale-leaseback of office building	$—	$—	$13,380
Stock window subscription receivable	$—	$1,799	$—
Stock window subscription cancellations	$321	$—	$—
Payable to former shareholders for repurchase of stock	$12,705	$7,522	$116
Notes payable issued in exchange for shares	$2,104	$2,000	$1,134
Goodwill adjustment for Deferred Taxes of Acquisition	$—	$303	$—
Balance of Deferred Taxes for Acquisition	$—	$(271)	$—
Cancellation of Internal Market Stock	$—	$76	$—
Contingent Interest Accrual	$667	$993	$—
FIN 48 Research and Development Credit Reserve	$—	$(41)	$—
Adoption of FIN 48, Accounting for Uncertainty in Income Taxes	$—	$2,743	$—
Pension Adjustments	$(276)	$835	$—

18. Segment Reporting

During the quarter ended March 31, 2009, due to the acquisition of Peter Brown, the Company modified its internal reporting process and the manner in which the business is managed and in turn, reassessed its segment reporting. Beginning with the quarter ended March 31, 2009, the Company reports two reporting segments, Consulting Services and Construction Management.

The Consulting Services segment provides a variety of design and related consulting services. Such services include civil design, program management, construction management, planning, surveying, geographic information systems, environmental assessments, engineering design, architectural and interior design, site assessment, and regulatory compliance.

Construction Management includes the operations as of December 31, 2008 of Peter Brown, which provides construction management at risk services focusing primarily on building schools, jails, higher education facilities and institutional buildings. This segment had no results of operations in the first quarter of fiscal year 2009 as the Company acquired Peter Brown on December 31, 2008 and the Peter Brown results of operations are included in the Company’s consolidated financial statements as of that date.

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

Financial information relating to the Company’s operations by segment is as follows:

(Dollars in thousands)	Consulting Services	Construction Management	Other	Total
Year Ended September 30, 2009
Revenue	$634,876	$140,587	$23,125	$798,588
Gross profit (loss)	84,782	8,432	(997)	92,217
Income (loss) from operations	84,782	8,432	(60,827)	32,387
Depreciation and amortization	4,279	13	9,877	14,169
Purchases of property and equipment	3,462	64	4,734	8,260
Total assets (as of September 30, 2009)	183,568	63,499	76,208	323,275

Year Ended September 30, 2008
Revenue	$605,973	$—	$11,972	$617,945
Gross profit (loss)	80,918	—	(1,111)	79,807
Income (loss) from operations	80,918	—	(59,591)	21,327
Depreciation and amortization	5,166	—	5,589	10,755
Purchases of property and equipment	5,174	—	5,190	10,364
Total assets (as of September 30, 2008)	219,551	—	49,126	268,677

Year Ended September 30, 2007
Revenue	$578,668	$—	$2,797	$581,465
Gross profit (loss)	92,379	—	(870)	91,509
Income (loss) from operations	92,379	—	(63,414)	28,965
Depreciation and amortization	7,264	—	3,938	11,202
Purchases of property and equipment	7,166	—	3,128	10,294

19. Related Party Transactions

In fiscal year 2009 and 2008, we purchased $1,478 and $881 of products and services from PSMJ Resources, Inc. Frank A. Stasiowski, PSMJ Resources Inc.’s President and Chief Executive Officer is a member of our Board of Directors and Audit Committee

In fiscal year 2009 and 2008, Mr. Phillip Searcy received payments from the Company totaling approximately $129,000 and $128,000 in accordance with his Supplemental Income Plan which originated when Mr. Searcy was employed with the Company. Mr. Searcy ceased full-time employment with the Company in 1996, joined our Board of Directors in July 2005 and retired from the Board of Directors in August 2009.

Pursuant to the Company’s by-laws, the Company is permitted to repurchase stock by delivery of a promissory note to the employee. On February 23, 2006 the Company repurchased 46,000 shares and 3,400 shares, respectively, of the Company’s stock from Richard Wickett and Kathryn Wilson in the original principal amounts of $1.2 million and $92,000, respectively. The shares were repurchased for $27.00 per share which represents the September 30, 2004 share price, pending completion of the valuation of the Company’s stock as of September 30, 2005. In 2007 an accrual was recorded for the difference between the repurchase price and the September 20, 2005 share value of $28.00. At September 30, 2008, the notes bear interest at the rate of 3.25% per annum and such rate is adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal is due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

On February 13, 2007, the Company repurchased an additional 46,607 shares of the Company’s stock from Richard Wickett in the original principal amount of $1.0 million. The additional shares were purchased for

$22.40 per share which represents 80% of the September 30, 2005 share price, pending completion of the valuation of the Company’s stock as of September 30, 2006. In 2007 the Company accrued for the difference between the purchase price and the September 30, 2006 share value. At September 30, 2008, the notes bore interest at the rate of 3.25% per annum and such rate was adjusted to the then current prime rate of Bank of America on December 31st of each year. Accrued interest and $1 of principal was due monthly on the notes with all remaining principal and accrued interest due and payable on the five year anniversary of the date of issuance.

Both notes were subject to the Company’s right of set off, which permits the Company to set off all claims it may have against the payee against amounts due and owing under the notes. The balances of the notes and the accruals for the stock price differentials were $2.5 million at September 30, 2008 and were included in other liabilities in the accompanying consolidated balance sheet.

On September 30, 2009 the Company entered into settlement agreements with Richard Wickett and Kathryn Wilson. Per the agreements the Company agreed to pay a total of $1.4 million to settle all amounts owed to them by the Company. As a result of the settlement, the Company decreased the total amount owed to Mr. Wickett and Mrs. Wilson from $3.1 million to $1.4 million which was paid in September 2009. The excess amount owed to them over the settlement amount of $1.7 million was recorded as reduction of general and administrative expenses in the accompanying consolidated statement of operations for the year ended September 30, 2009.

During the third quarter of fiscal 2007, as permitted under certain conditions pursuant to the terms of the agreement, the Company discontinued payments, and the provision of other benefits, to Richard Wickett under his Supplemental Retirement Agreement, referred to as the Agreement. The Agreement was determined to be forfeited by Richard Wickett due in part to his pleading guilty to a felony. As a result of the forfeiture, the Company’s projected benefit obligation, as defined under SFAS 158, was reduced by $1.2 million ($809,000 after taxes) at September 30, 2007. The reduction in the liability was recognized in other comprehensive income and will be recognized as a component of net periodic pension cost based on the amortization provisions of SFAS 87. Additional information concerning Retirement Plans is set forth in Note 10.

In November 2007, the Company reached a tentative agreement, which was finalized in November 2008, with a former senior executive of the Company to reduce the term of his Supplemental Retirement Agreement to five years. As a result of this agreement, the projected benefit obligation was reduced, as defined under SFAS 158, by approximately $415,000 ($280,000 after tax) at September 30, 2007. The reduction in the liability was recognized in other comprehensive income and will be recognized as a component of net periodic pension cost based on the amortization provisions of SFAS 87. Additional information concerning Retirement Plans is set forth in Note 10.

In July 2007, pursuant to the Company’s by-laws, the Company did not exercise its right of first refusal to redeem the shares offered for redemption by John Shearer, the Company’s former National Service Director and Senior Vice President. In accordance with the Company’s by-laws, the shares were next offered to ESOP plan; the ESOP plan agreed to repurchase 165,290 shares over the next five years. As of September 30, 2009, there are two remaining equal installments of 33,261 shares that will be repurchased by the ESOP in the second quarter of each fiscal year beginning with fiscal year 2010 at a price per share established by future valuations of the Company’s shares.

At the Company’s 2008 annual shareholders’ meeting, shareholders approved the ESPP, which allows a lay-away plan for purchases at 90% of the fair market value of the Company’s shares during the next open window for stock purchases. Employees who have been employed a minimum of three months may elect to set aside funds to purchase stock through automatic payroll deductions. Once deductions have been made, the employee is required to use the funds to purchase shares at the next window. The balances of amounts withheld are approximately $490,000 and $239,000 as of September 30, 2009 and 2008, respectively.

In August 2008, Todd Kenner, a Director of the Company and the President of PBS&J, submitted his written resignation. The Company and Todd Kenner entered into a Separation Agreement and Release, referred to as the Separation Agreement, effective as of September 2, 2008. Under the terms of the Separation Agreement, the Company agreed to pay Mr. Kenner a cash severance benefit of $162,500 over a six month period, paid a lump sum benefit of $234,000 in exchange for termination of Mr. Kenner’s Supplemental Income benefits, and agreed to redeem Mr. Kenner’s 108,551 shares of Class A common stock, including vested restricted stock, for $29.68 per share for a total $3.2 million. The Company paid Mr. Kenner a cash payment $1.2 million and delivered a promissory note in the amount of $2.0 million for the repurchase of the shares. The promissory note bears interest at the prime rate plus 1% (4.25% and 6.0% at September 30, 2009 and 2008, respectively) and is adjusted on December 31st of each year. Payments on the promissory note are due quarterly beginning October 1, 2008 through September 1, 2011. The balance of the promissory note was $1.4 and $2.1 million at September 30, 2009 and 2008, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.

In December 2008, the Company delivered a promissory note to Richard Karasiewicz in the amount of $2.1 million for the repurchase of shares accrued as of September 30, 2008 and reflected in stock redemption payable. The promissory note bears interest at the prime rate plus 1%, is adjusted on December 31 of each year. Payments on the promissory note are due quarterly beginning January 1, 2009 through October 1, 2013. The balance of the promissory note was $1.8 million at September 30, 2009 and is included in other liabilities of the accompanying consolidated balance sheets.

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

In April 2001, the Company agreed to issue Max Crumit, a director of one of the Company’s subsidiaries and one of the Company’s current executive officers, 6,500 of the Company’s shares in exchange for a $69,680 promissory note. The promissory note bears interest at the Company’s borrowing rate, currently, LIBOR plus 50 basis points, is adjusted on January 1 of each year and is included in employee shareholder loan in the accompanying consolidated balance sheet at September 30, 2008. Payments of principal and interest on the promissory note are due semi-monthly beginning April 2001 through April 2016. The balance of the note as of September 30, 2009 and 2008 was $0 and approximately $40,000, respectively. The balance of the promissory note was repaid in full during the quarter ended June 30, 2009.

In April 2001, the Company also agreed to issue Max Crumit, 12,500 shares in exchange for a $134,000 promissory note. The balance of the note as of September 30, 2009 and 2008 was approximately $4,000 and $51,000, respectively. The promissory note bears interest at the Company’s borrowing rate, currently LIBOR plus 50 basis points, is adjusted at the beginning of each month and is included in employee shareholder loan in the accompanying consolidated balance sheets. Payments of principal and interest on the promissory note are due annually to coincide with the payment of the Company’s bonuses beginning November 2001 through November 2015.

20. Allowances for Doubtful Accounts and Unbilled Fees

The activity in the allowances for doubtful accounts and unbilled fees was as follows:

	Years Ended September 30,
(Dollars in thousands)	2009	2008	2007
Balance at beginning of year	$1,950	$1,785	$1,799
Additions charged to costs and expenses	2,513	1,766	177
Additions charged to revenue	428	—	—
Deductions	(834)	(1,601)	(191)

Balance at end of year	$4,057	$1,950	$1,785

21. Quarterly Financial Data (Unaudited)

	Fiscal 2009				Fiscal 2008
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
(Dollars in thousands, except per share amounts)
Operating Data:
Revenue	$205,252	$218,400	$206,201	$168,735	$162,254	$155,482	$155,832	$144,377
Gross profit	20,560	27,362	25,509	18,786	19,223	22,394	19,743	18,447
Income from operations	8,067	10,316	8,332	5,672	9,791	2,358	4,918	4,260
Net income	4,543	12,854	4,283	1,938	5,226	5,548	2,574	2,124
Net income per common share
Basic	$0.83	$2.33	$0.76	$0.35	$0.91	$0.92	$0.42	$0.34
Diluted	$0.82	$2.29	$0.74	$0.34	$0.89	$0.91	$0.41	$0.33

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

a) Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by management, under the supervision of our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States (GAAP). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.

In connection with our annual evaluation of internal control over financial reporting, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed of the effectiveness as of September 30, 2009 of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded our internal control over financial reporting was effective as of September 30, 2009 based upon the criteria issued by COSO. Management excluded from its annual assessment of our internal control over financial reporting the internal control over financial reporting at Peter Brown Construction, which was acquired on December 31, 2008, and whose financial statements constitute 14.5% of total assets and 17.6% of revenues of the consolidated financial statements amounts as of and for the year ended September 30, 2009.

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

c) Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting, except for the remediation efforts with regard to the material weakness that existed as of September 30, 2008 that is described below.

Remediation of Material Weakness that Existed as of September 30, 2009

During the three months ended September 30, 2009, we completed testing of the control improvements that were implemented in fiscal 2009 to remediate our material weaknesses that existed as of September 30, 2008. Based on the results of our testing of the remedial actions taken during fiscal 2009, we believe the following material weaknesses no longer existed as of September 30, 2009:

1) Project Reporting of Revenue on Lump Sum and Certain Fixed-Price Contracts

As previously reported, we did not maintain effective controls over the existence, completeness and accuracy relating to revenue recognition as of September 30, 2008. A contributing factor was the ineffective operation of certain of our Information System controls over the revenue system which provided inaccurate data used in the performance of revenue recognition internal controls. During the fiscal 2009, we improved our Information System change management controls over the revenue system, developed a risk based control structure and related procedures to enhance the operation of our revenue recognition controls, and completed training of project teams in our new policies, procedures and controls. Based upon the remediation actions we took during the first, second and third quarters of fiscal 2009 and testing completed in the fourth quarter of fiscal 2009 on the control improvements implemented during the year, we believe that the material weakness no longer existed as of September 30, 2009.

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

Named Executive Officer Cash Bonus and Restricted Stock Grants

On November 18, 2009, the Compensation Committee of the Board of Directors of the Company approved the payment of cash bonuses to Mr. John B. Zumwalt III, the Company’s Chairman and Chief Executive Officer, Mr. Robert J. Paulsen, the Company’s President and Secretary, Mr. Donald J. Vrana, the Company’s Senior Vice President and Chief Financial Officer, Mr. Wayne Overman, the Executive Vice President and Chief Operating Officer of the Company’s Post, Buckley, Schuh and Jernigan, Inc. subsidiary, and Mr. Benjamin P. Butterfield, the Company’s Senior Vice President and General Counsel, in the amounts of $120,000, $90,000, $88,000, $65,000 and $80,000, respectively.

Also on November 18, 2009, the Compensation Committee of the Board of Directors of the Company approved the grant of restricted stock awards effective on the date that the September 30, 2009 valuation for the Company’s Class A common stock (the “September 30, 2009 Valuation”) is determined. The restricted stock awards will be granted pursuant to the Company’s 2008 Employee Restricted Stock Plan to each of Messrs. Zumwalt, Paulsen, Vrana, Overman and Butterfield in the amounts of $60,000, $30,000, $27,000, $20,000 and $30,000, respectively. The number of shares of restricted stock granted will be determined based on the September 30, 2009 Valuation, rounded to the closest whole share. The September 30, 2009 Valuation is expected to be completed in January 2010.

Lease Agreement

On May 22, 2009, PBS&J entered into a lease agreement (the “Lease”) with Metropolitan Life Insurance Company, as amended on September 21, 2009, for approximately 93,000 square feet of office space in Tampa, Florida for use as our executive offices. The Lease is for a term of ten years, commencing on December 30, 2009. The annual rental obligations of PBS&J under the Lease range from approximately $2.24 million in the first year of the Lease to $3.13 million in the tenth year of the Lease, plus PBS&J’s share of certain operating expenses for the leased premises. The Lease is guaranteed by The PBSJ Corporation.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Incorporated herein by reference from the Company’s Proxy Statement for the 2010 Annual Meeting.

ITEM 11.	Executive Compensation

Incorporated herein by reference from the Company’s Proxy Statement for the 2010 Annual Meeting.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Company’s Proxy Statement for the 2010 Annual Meeting and Part II — Item 5 — Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders (1)	—	$—	4,197,801
Equity compensation plan not approved by security holders (2)	—	$—	—

Total	—	$—	4,197,801

(1)	The equity compensation plans approved by security holders are (i) the 2008 Employee Restricted Stock Plan, the purpose of which is to attract, retain, and reward high quality executives, directors, and other employees and officers who provide services to us, (ii) the 2008 Employee Stock Ownership and Direct Purchase Plan and (iii) the 2008 Payroll Stock Purchase Plan.
(2)	The equity compensation plan not approved by security holders are (i) the Key Employee Retention Program of the Key Employee Supplemental Option Plan, pursuant to which the Company had agreements (subject to affirmation by the Board) to issue shares and (ii) a restricted stock plan, under which the Board approved the issuance of restricted shares of up to 2% of outstanding common stock in any year with no more than 10% of outstanding being restricted stock. Following the approval of the 2008 Employee Restricted Stock Plan, all equity awards under the Key Employee Retention Program have been made pursuant to the 2008 Employee Restricted Stock Plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s Proxy Statement for the 2010 Annual Meeting.

ITEM 14.	Principal Accounting Fees and Services

Incorporated herein by reference from the Company’s Proxy Statement for the 2010 Annual Meeting.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following is a list of financial information filed as a part of this Annual Report:

1.	Consolidated Financial Statements — The following financial statements of The PBSJ Corporation and its subsidiaries are contained in Item 8 of this Form 10-K:

a)	Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

b)	Consolidated Balance Sheets at September 30, 2009 and 2008.

c)	Consolidated Statements of Operations for the years ended September 30, 2009, 2008 and 2007.

d)	Consolidated Statements of Stockholders’ Equity and comprehensive income at September 30, 2009, 2008, and 2007.

e)	Consolidated Statements of Cash Flows for the years ended September 30, 2009, 2008 and 2007.

f)	Notes to the Consolidated Financial Statements.

2.	Financial Statement Schedules — The financial statement schedule information is included as part of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

3.	A list of exhibits to this Annual Report is set forth in the Exhibit Index appearing elsewhere in this Annual Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The PBSJ Corporation

Date: January 13, 2010	/s/ DONALD J. VRANA
Donald J. Vrana Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 13, 2010	/s/ JOHN B. ZUMWALT III
John B. Zumwalt III Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: January 13, 2010	/s/ DONALD J. VRANA
Donald J. Vrana Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: January 13, 2010	/s/ ROBERT J. PAULSEN
Robert J. Paulsen Director, Executive Vice President, Secretary and Vice Chairman of the Board

Date: January 13, 2010	/s/ WAYNE J. OVERMAN
Wayne J. Overman Director and Senior Vice President

Date: January 13, 2010	/s/ WILLIAM D. PRUITT
William D. Pruitt Director

Date: January 13, 2010	/s/ FRANK A. STASIOWSKI
Frank A. Stasiowski Director

Date: January 13, 2010	/s/ JUDY MITCHELL
Judy Mitchell Director

Date: January 13, 2010	/s/ JOEL BENNETT
Joel Bennett Director

Date: January 13, 2010	/s/ RICHARD DOBKIN
Richard Dobkin Director

Date: January 13, 2010	/s/ ROBERT KLATELL
Robert Klatell Director

Exhibit Index

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (333-1488819) filed with the SEC on January 23, 2008 and incorporated by reference herein).

3.2	Amended and Restated Bylaws (previously filed as Exhibit 4.2 to the Registrant’s Registration Statement on Registration Statement on Form S-8 (333-1488819) filed with the SEC on January 23, 2008 and incorporated by reference herein).

4.1	Form of Specimen Stock Certificate (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on June 27, 2000 and incorporated by reference herein).

10.1*	Supplemental Income Plan effective as of January 12, 1988, as amended September 27, 1995 (previously filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 filed with the SEC on June 27, 2000 and incorporated by reference herein).

10.2	Future Advance, Note, and Mortgage Modification Agreement dated October 28, 2008, between Sun Trust Bank, a Georgia Corporation and Post, Buckley, Schuh & Jernigan, Inc. (previously filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed with the SEC on December 19, 2008 and incorporated by reference herein).

10.3

Guaranty Agreement dated October 28, 2008 between The PBSJ Corporation and Sun Trust Bank, a Georgia Corporation (previously filed as Exhibit 10.3 to the Registrant’s Annual Report on

Form 10-K for the fiscal year ended September 30, 2008 filed with the SEC on December 19, 2008 and incorporated by reference herein).

10.4	Consolidated Promissory Note dated October 28, 2008, between Sun Trust Bank, a Georgia Corporation and Post, Buckley, Schuh & Jernigan, Inc. (previously filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed with the SEC on December 19, 2008 and incorporated by reference herein).

10.5	Future Advance Promissory Note dated October 28, 2008, between Sun Trust Bank, a Georgia Corporation and Post, Buckley, Schuh & Jernigan, Inc. (previously filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed with the SEC on December 19, 2008 and incorporated by reference herein).

10.6*	Consulting/Supplemental Retirement/Death Benefits Agreement, dated November 6, 1987, between The PBSJ Corporation and H. Michael Dye, as amended on October 16, 1989, August 21, 1991, March 1, 1993, February 6, 1995, May 19, 1998, and November 22, 1999 (previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 filed with the SEC on June 27, 2000 and incorporated by reference herein).

10.7	ISDA Master Agreement dated March 8, 2001, between Sun Trust Bank and Post Buckley, Schuh & Jernigan, Inc. (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 filed with the SEC on May 15, 2001 and incorporated by reference herein).

10.8	Schedule to the ISDA Master Agreement dated March 8, 2001, between Sun Trust Bank and Post, Buckley, Schuh & Jernigan, Inc. (previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 filed with the SEC on May 15, 2001 and incorporated by reference herein).

10.9*	Supplemental Retirement/Death Benefits Agreement, dated December 17, 1987, between The PBSJ Corporation and Robert J. Paulsen (previously filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 filed with the SEC on June 27, 2000 and incorporated by reference herein).

Exhibit Number	Description
10.10*	First Amendment, dated January 2, 2002, to Supplemental Retirement/Death Benefits Agreement, dated December 17, 1987, as amended, between Post, Buckley, Schuh & Jernigan, Inc., The PBSJ Corporation and Robert J. Paulsen (previously filed as Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 filed with the SEC on February 17, 2009 and incorporated by reference herein).

10.11*	Second Amendment, dated January 1, 2004, to Supplemental Retirement/Death Benefits Agreement, dated December 17, 1987, as amended, between Post, Buckley, Schuh & Jernigan, Inc., The PBSJ Corporation and Robert J. Paulsen (previously filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 filed with the SEC on February 17, 2009 and incorporated by reference herein).

10.12*	Third Amendment, dated December 31, 2008, to Supplemental Retirement/Death Benefits Agreement, dated December 17, 1987, as amended, between Post, Buckley, Schuh & Jernigan, Inc., The PBSJ Corporation and Robert J. Paulsen (previously filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 filed with the SEC on February 17, 2009 and incorporated by reference herein).

10.13*	Supplemental Income Agreement, dated as of July 29, 1996, between The PBSJ Corporation, Post, Buckley, Schuh & Jernigan, Inc. and Robert J. Paulsen (previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 filed with the SEC on June 27, 2000 and incorporated by reference herein).

10.14*	Employment/Retirement Benefits Agreement, dated February 15, 1999, between The PBSJ Corporation, Post, Buckley, Schuh & Jernigan, Inc. and William W. Randolph (previously filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 filed with the SEC on June 27, 2000 and incorporated by reference herein).

10.15*	Supplemental Employment/Retirement Benefits Agreement, dated December 19, 2000, by and between Post, Buckley, Schuh & Jernigan, Inc., The PBSJ Corporation and William W. Randolph (previously filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 filed with the SEC on February 17, 2009 and incorporated by reference herein).

10.16*	Amendment, dated January 1, 2009, to Supplemental Employment/Retirement Benefits Agreement, dated December 19, 2000, by and between Post, Buckley, Schuh & Jernigan, Inc., The PBSJ Corporation and William W. Randolph (previously filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 filed with the SEC on February 17, 2009 and incorporated by reference herein).

10.17*	Supplemental Retirement/Death Benefits Agreement, dated December 17, 1987, between The PBSJ Corporation and John B. Zumwalt, III, as amended on May 19, 1998 and November 22, 1999 (previously filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 filed with the SEC on June 27, 2000 and incorporated by reference herein).

10.18*	Third Amendment, dated January 2nd, 2002, to Supplemental Retirement/Death Benefits Agreement, dated December 18, 1987, as amended, between Post, Buckley, Schuh & Jernigan, Inc., The PBSJ Corporation and John B. Zumwalt, III (previously filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 filed with the SEC on February 17, 2009 and incorporated by reference herein).

10.19*	Fourth Amendment, dated January 1, 2004, to Supplemental Retirement/Death Benefits Agreement, dated December 18, 1987, as amended, between Post, Buckley, Schuh & Jernigan, Inc., The PBSJ Corporation and John B. Zumwalt, III (previously filed as Exhibit 10.9 to the Registrant’s Quarterly

Exhibit Number	Description
Report on Form 10-Q for the fiscal quarter ended December 31, 2008 filed with the SEC on February 17, 2009 and incorporated by reference herein).

10.20*	Fifth Amendment, dated March 12, 2007, to Supplemental Retirement/Death Benefits Agreement, dated December 18, 1987, as amended, between Post, Buckley, Schuh & Jernigan, Inc., The PBSJ Corporation and John B. Zumwalt, III (previously filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 filed with the SEC on February 17, 2009 and incorporated by reference herein)

10.21*	Sixth Amendment, dated December 31, 2008, to Supplemental Retirement/Death Benefits Agreement, dated December 18, 1987, as amended, between Post, Buckley, Schuh & Jernigan, Inc., The PBSJ Corporation and John B. Zumwalt, III (previously filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 filed with the SEC on February 17, 2009 and incorporated by reference herein).

10.22*	Agreement, dated as of April 1, 1993, between The PBSJ Corporation, Post, Buckley, Schuh & Jernigan, Inc. and John B. Zumwalt, III (previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form 10 filed with the SEC on June 27, 2000 and incorporated by reference herein).

10.23*	Split-Dollar Life Insurance Agreement, dated February 1, 1999, by and between The Randolph Insurance Trust and The PBSJ Corporation (previously filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form 10 filed with the SEC on June 27, 2000 and incorporated by reference herein).

10.24	Amended and Restated Credit Agreement, dated as of June 30, 2002, by and among NationsBank, N.A., SunTrust Bank, Miami, N.A., Post, Buckley, Schuh and Jernigan, Inc., The PBSJ Corporation, and the subsidiaries named therein (previously filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 filed with the SEC on August 14, 2002 and incorporated by reference herein).

10.25	Amendment No. 1, dated May 6, 2003, to Amended and Restated Credit Agreement, dated as of June 30, 2002, by and among NationsBank, N.A., SunTrust Bank, Miami, N.A., Post, Buckley, Schuh and Jernigan, Inc., The PBSJ Corporation, and the subsidiaries named therein (previously filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 filed with the SEC on May 9, 2003 and incorporated by reference herein).

10.26	Lease Agreement, dated May 22, 2009, by and between Post, Buckley, Schuh & Jernigan, Inc. and Metropolitan Life Insurance Company. (1)

10.27	First Amendment, dated September 21, 2009, to Lease Agreement, dated May 22, 2009 by and between Post, Buckley, Schuh & Jernigan, Inc. and Metropolitan Life Insurance Company. (1)

10.28*	Employment Offer Letter dated October 7, 2005, between The PBSJ Corporation and Donald J. Vrana (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 27, 2005 and incorporated by reference herein).

10.29*	Lease Agreement, dated as of May 30, 2000 by and between Post, Buckley, Schuh & Jernigan, Inc. and RREEF American Reit Corp. G (previously filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 filed with the SEC on December 19, 2003 and incorporated by reference herein).

10.30*	Amendment No. 2 to Amended and Restated Credit Agreement, dated June 23, 2005, by and among Bank of America, N.A., The PBSJ Corporation, and subsidiaries named therein, as amended May 5, 2003 and June 30, 2002 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on the Form 8-K filed with the SEC on July 8, 2005 and incorporated by reference herein).

Exhibit Number	Description
10.31*	Key Employee Supplemental Option Plan effective as of July 23, 2002, as amended August 1, 2003 (previously filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 filed with the SEC on January 29, 2007 and incorporated by reference herein).

10.32*	Agreement, dated as of April 1, 1993, between The PBSJ Corporation and John S. Shearer (previously filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 filed with the SEC on January 29, 2007 and incorporated by reference herein).

10.33*	Amendment to Supplemental Income Retirement Agreement, dated January 1, 2000, between The PBSJ Corporation and Todd J. Kenner (previously filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 filed with the SEC on January 29, 2007 and incorporated by reference herein).

10.34*	Key Employee Supplemental Income Program Agreement, dated January 1, 2004, between The PBSJ Corporation and Todd J. Kenner (previously filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 filed with the SEC on January 29, 2007 and incorporated by reference herein).

10.35*	Supplemental Retirement/Death Benefits Agreement, dated September 24, 1986, between The PBSJ Corporation and Philip E. Searcy (previously filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 filed with the SEC on January 29, 2007).

10.36*	Agreement, dated April 1, 2005, between The PBSJ Corporation and Rosario Licata (previously filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 filed with the SEC on January 29, 2007 and incorporated by reference herein).

10.37*	Agreement, dated April 22, 2005, between The PBSJ Corporation and William Scott DeLoach (previously filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 filed with the SEC on January 29, 2007 and incorporated by reference herein).

10.38*	Agreement, dated November 23, 2005, between The PBSJ Corporation and Maria Marietta Garcia (previously filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 filed with the SEC on January 29, 2007 and incorporated by reference herein).

10.39	Amendment No. 4 to Amended and Restated Credit Agreement, dated November 14, 2007, by and among Bank of America, N.A., The PBSJ Corporation, and the subsidiaries named herein, as amended June 15, 2005, May 5, 2003, and June 30, 2002 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2007 and incorporated by reference herein).

10.40	Third Amended and Restated Revolver Note, dated November 14, 2007, by Post, Buckley, Schuh & Jernigan, Inc. and The PBSJ Corporation in favor of Bank of America, N.A. (previously filed as
Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2007 and incorporated by reference herein).

10.41	Agreement, dated as of August 31, 2007, between The PBSJ Corporation and Greenebaum and Rose Associates, Inc. (previously filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the SEC on December 18, 2007 and incorporated by reference herein).

10.42*	The Amended and Restated The PBSJ Corporation 2008 Employee Stock Ownership and Direct Purchase Plan (previously filed as Exhibit 10.34 to the Registrant’s Registration Statement on Form S-8 (333-1488819) filed with the SEC on January 23, 2008 and incorporated by reference herein).

Exhibit Number	Description
10.43*	The PBSJ Corporation 2008 Employee Payroll Stock Purchase Plan (previously filed as Exhibit 10.35 to the Registrant’s Registration Statement on Form S-8 (333-1488819) filed with the SEC on January 23, 2008 and incorporated by reference herein).

10.44	Seperation Agreement and Release, dated September 2, 2008, between The PBSJ Corporation and Todd J. Kenner, P.E. (previously filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed with the SEC on December 19, 2008 and incorporated by reference herein).

10.45	Non-Negotiable Promissory Note, dated September 2, 2008, between The PBSJ Corporation and Todd J. Kenner, P.E. (previously filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed with the SEC on December 19, 2008 and incorporated by reference herein)

10.46	Stock Purchase Agreement, dated December 15, 2008, between The PBSJ Corporation and Judy Mitchell, John R. Steward and Eduardo Vargas (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2008 and incorporated by reference herein).

10.47*	The PBSJ Corporation 2008 Employee Restricted Stock Plan (previously filed as Exhibit 10.26 to the Registrant’s Registration Statement on Form S-8 (333-1488819) filed with the SEC on January 23, 2008 and incorporated by reference herein).

10.48*	Amendment to The PBSJ Corporation 2008 Employee Restricted Stock Plan (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2008 and incorporated by reference herein).

10.49*	The PBSJ Corporation Employee Profit Sharing and Stock Ownership Plan, Amended and Restated, dated December 31, 2008 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 filed with the SEC on February 17, 2009 and incorporated by reference herein).

10.50*	The PBSJ Corporation Key Employee Capital Accumulation Plan, effective September 30, 2008 (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 filed with the SEC on February 17, 2009 and incorporated by reference herein).

10.51*	Amendment, dated January 1, 2009, to The PBSJ Corporation Supplemental Income Plan (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 filed with the SEC on February 17, 2009 and incorporated by reference herein).

10.52*	Amendment, dated January 1, 2009, to The PBSJ Corporation Key Employee Supplemental Option Plan (previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 filed with the SEC on February 17, 2009 and incorporated by reference herein).

10.53	General Agreement of Indemnity for Contractors, dated December 31, 2008, in favor of Safeco Insurance Companies by The PBSJ Corporation, Post, Buckley, Schuh & Jernigan, Inc., PBS&J Constructors, Inc. and PBS&J Construction Services, Inc, Seminole Development Corporation, Seminole Development II, Inc., PBS&J International, Inc., PBS&J Caribe Engineering, CSP and Peter R. Brown Construction, Inc. (previously filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 filed with the SEC on February 17, 2009 and incorporated by reference herein).

10.54	General Agreement of Indemnity, dated October 11, 2007, by and between Continental Casualty Company, National Fire Insurance Company of Hartford, American Casualty Company of Reading,

Exhibit Number	Description
Pennsylvania, The Continental Insurance Company, Firemen’s Insurance Company of Newark, New Jersey, Western Surety Company, Universal Surety of America and Surety Bonding Company of America and The PBSJ Corporation, Post, Buckley, Schuh & Jernigan, Inc., Seminole Development Corporation, PBS&J Construction Services, Inc., PBS&J Constructors, Inc., Post Buckley International, Inc., PBS&J Caribe Engineering, CSP, Seminole Development II, Inc. (previously filed as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 filed with the SEC on February 17, 2009 and incorporated by reference herein).

10.55	Rider, dated December 31, 2008, to the General Agreement of Indemnity, dated October 11, 2007, by and between Continental Casualty Company, National Fire Insurance Company of Hartford, American Casualty Company of Reading, Pennsylvania, The Continental Insurance Company, Firemen’s Insurance Company of Newark, New Jersey, Western Surety Company, Universal Surety of America and Surety Bonding Company of America and The PBSJ Corporation, Post, Buckley, Schuh & Jernigan, Inc., Seminole Development Corporation, PBS&J Construction Services, Inc., PBS&J Constructors, Inc., Post Buckley International, Inc., PBS&J Caribe Engineering, CSP, Seminole Development II, Inc. (previously filed as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 filed with the SEC on February 17, 2009 and incorporated by reference herein).

10.56*	Split Owner Split Dollar Life Insurance Agreement and Assignment, dated December 15, 1994, by and between Espey, Huston & Associates, Inc., and Wayne J. Overman (previously filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 filed with the SEC on February 17, 2009 and incorporated by reference herein).

10.57*	Amendment, dated May 14, 2009, to The PBSJ Corporation 2008 Employee Payroll Stock Purchase Plan (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 filed with the SEC on May 15, 2009 and incorporated by reference herein)

10.58*	Amendment, dated May 14, 2009, to The PBSJ Corporation 2008 Employee Stock Ownership and Direct Purchase Plan (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 filed with the SEC on May 15, 2009 and incorporated by reference herein).

10.59*	Form of Amended and Restated Employment Agreement, dated June 22, 2009, between The PBSJ Corporation, Peter R. Brown Construction, Inc., the Registrant’s subsidiary, and each of Judy Mitchell, John R. Steward and Eduardo Vargas (previously filed as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K filed with the SEC on June 23, 2009 and incorporated by reference herein).

10.60*	Form of Indemnification Agreement (previously filed as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K filed with the SEC on June 26, 2009 and incorporated by reference herein).

10.61	Settlement Agreement, dated September 30, 2009, between The PBSJ Corporation, Post, Buckley, Schuh & Jernigan, Inc. and Richard Wickett (previously filed as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K filed with the SEC on October 1, 2009 and incorporated by reference herein).

10.62	Settlement Agreement, dated September 30, 2009, between The PBSJ Corporation, Post, Buckley, Schuh & Jernigan, Inc. and Kathy Wilson (previously filed as Exhibit 10.2 to the Registrant’s Current Report of Form 8-K filed with the SEC on October 1, 2009 and incorporated by reference herein).

21.1	Subsidiaries of the Registrant. (1)

23.1	Consent of Deloitte & Touche LLP. (1)

Exhibit Number	Description
23.2	Consent of Willamette Management Associates. (1)

23.3	Consent of Sheldrick, McGehee & Koher, LLC (1)

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Chief Executive Officer Certification and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

*	Management contract or compensatory plan.
(1)	Filed herewith.