Form 10-Q
period 2009-12-31
PBSJ CORP /FL/
filed 2010-02-16
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐	Large accelerated filer		☐	Accelerated filer

☒	Non-accelerated filer	(Do not check if Smaller Reporting Company)	☐	Small reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of January 31, 2010, there were 5,513,880 shares of Common Stock Class A, $0.00067 par value per share, outstanding.

THE PBSJ CORPORATION

Form 10-Q

For the Quarterly Period Ended December 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

THE PBSJ CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except shares and per share amounts)

	December 31, 2009	September 30, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,107	$22,253
Marketable equity securities at fair value	—	3,762
Accounts receivable, net	97,819	107,838
Unbilled fees, net	81,974	86,041
Other current assets	12,450	12,530

Total current assets	196,350	232,424
Property and equipment, net	36,011	34,887
Cash surrender value of life insurance	12,654	8,100
Deferred income taxes	10,347	4,000
Goodwill	30,607	30,607
Intangible assets, net	9,146	9,861
Other assets	3,279	3,396

Total assets	$298,394	$323,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$118,800	$134,701
Stock redemption payable	—	12,705
Current portion of long-term debt and capital leases	752	787
Accrued vacation	11,576	13,608
Billings in excess of costs	10,885	8,456
Deferred income taxes, current	18,376	14,994

Total current liabilities	160,389	185,251
Long-term debt and capital leases, less current portion	12,202	12,387
Deferred compensation	14,338	13,434
Other liabilities	35,627	35,058

Total liabilities	222,556	246,130

Stockholders’ Equity:
Common stock Class A, par value $0.00067, 15,000,000 shares authorized, 5,503,724 and 5,500,790 shares issued and outstanding at December 31, 2009 and September 30, 2009	4	4
Common stock Class B, non-voting, par value $0.00067, 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2009 and September 30, 2009	—	—
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2009 and September 30, 2009	—	—
Retained earnings	76,162	77,141
Accumulated other comprehensive income	(328)	4
Employee shareholder loan, unearned compensation and other	—	(4)

Total stockholders’ equity	75,838	77,145

Total liabilities and stockholders’ equity	$298,394	$323,275

See notes to condensed consolidated financial statements.

THE PBSJ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended December 31,
	2009	2008
Revenue	$181,472	$168,735
Cost of revenue	166,450	149,949

Gross profit	15,022	18,786
General and administrative expenses	17,713	13,114

(Loss)/income from operations	(2,691)	5,672

Other income/(expense):
Interest expense	(272)	(428)
Other income, net	646	11
Gain/(loss) on interest rate swap	41	(1,437)

Total other income/(expense)	415	(1,854)

(Loss)/income before income taxes	(2,276)	3,818
(Benefit)/provision for income taxes	(641)	1,880

Net (Loss)/Income	$(1,635)	$1,938

Net (Loss)/Income per share:
Basic	$(0.32)	$0.35

Diluted	$(0.32)	$0.34

Weighted Average Shares Outstanding:
Basic	5,184	5,547

Diluted	5,184	5,672

See notes to condensed consolidated financial statements.

THE PBSJ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Three Months Ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Net (loss)/income	$(1,635)	$1,938
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Increase in cash surrender value of life insurance	(341)	—
Depreciation and amortization	3,144	2,582
Loss on disposition of property and equipment	83	45
(Gain)/loss, other	(657)	1,400
Benefit for deferred income taxes	(2,714)	(4,161)
Excess tax benefit on vesting of restricted stock	(346)	(858)
Changes in:
Operating working capital	(1,365)	(3,579)
Non currrent assets and liabilities	2,246	1,770

Net cash used in operating activities	(1,585)	(863)

Cash Flows from Investing Activities:
Investment in life insurance policies	(4,213)	(3,974)
Proceeds from cash surrender of life insurance policies	—	3,964
Acquisitions and purchase price adjustments, net of cash acquired	—	(2,047)
Proceeds from the sale of marketable equity securities	3,876	—
Purchases of property and equipment	(3,598)	(3,801)

Net cash used in investing activities	(3,935)	(5,858)

Cash Flows from Financing Activities:
Borrowings under line of credit	2,456	57,978
Payments under line of credit	(2,456)	(50,875)
Principal payments under notes, mortgage payable and capital leases	(220)	(181)
Proceeds from refinance of mortgage note, net of cost	—	13,485
Payoff of existing mortgage note	—	(6,354)
Proceeds from loans against cash surrender life insurance policies	—	4,027
Excess tax benefit on vesting of restricted stock	346	858
Proceeds from sale of common stock and collection of employee shareholders’ loans	4	1,205
Payments for repurchase of common stock	(12,756)	(5,819)

Net cash (used in)/provided by financing activities	(12,626)	14,324

Net (decrease)/increase in cash and cash equivalents	(18,146)	7,603
Cash and cash equivalents at beginning of period	22,253	4,049

Cash and cash equivalents at end of period	$4,107	$11,652

Non-cash investing and financing activities:
Change in fair value of marketable securities available for sale	$115	$—
Notes payable issued in exchange for shares	$—	$2,104
Stock window subscription cancellations	$—	$321
Stock issued for acquisition	$—	$4,000
Contingent interest accrual	$45	$89
Pension adjustments	$14	$20
Cash paid for interest	$279	$386
Cash paid for income taxes	$1,398	$262

See notes to condensed consolidated financial statements.

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”).

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present the financial position of The PBSJ Corporation, its consolidated subsidiaries and PBS&J Caribe, LLP, PBS&J Caribe Engineering Services, C.S.P. and PBS&J, P.A., its consolidated affiliates (collectively the “Company”) as of December 31, 2009, and the results of operations and cash flows have been included. All material inter-company transactions and accounts have been eliminated. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

The Company evaluated events and transactions occurring after December 31, 2009 and through the issuance of the financial statements, which occurred on February 16, 2010.

Presentation of Condensed Consolidated Statements of Operations

In connection with the Company’s acquisition of Peter Brown Construction, Inc. on December 31, 2008, the Company reviewed the historical presentation of its consolidated statement of operations. As a result, the Company adopted a revised format during the quarter ended March 31, 2009 in accordance with the Accounting Institute of Certified Public Accountants Accounting Guide for Construction Companies. The Company reclassified the presentation of contract related direct expenses, which had previously been presented under the caption “Direct Reimbursable Expenses” and “Direct Salaries and Direct Costs,” and contract related indirect expenses, which had previously been presented in “General and Administrative Expenses, Including Indirect Salaries” to “Cost of Revenue”. This change in manner of presentation did not affect the Company’s income from operations, net income or the determination of income or loss on its contracts. Conforming changes have been made for all periods presented.

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

A summary of the financial statement line items affected by this change is presented below:

Three Months Ended December 31,
(Dollars in thousands)	2008
Direct reimbursable expenses
As previously reported	$54,160
Amount reclassified	(54,160)

As reported herein	$—

Direct salaries and direct costs
As previously reported	$41,415
Amount reclasssified	(41,415)

As reported herein	$—

General and administrative expenses, including indirect salaries
As previously reported	$67,488
Amount reclasssified	(54,374)

As reported herein	$13,114

Cost of revenues
As previously reported	$—
Amount reclasssified	149,949

As reported herein	$149,949

Stock Valuation

The value of the Company’s stock must be determined by a formal valuation analysis performed by one or more independent appraisal firms at least annually. The stock price established based on the appraisers’ valuation reports is utilized for the PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust (“Trust/ESOP”), administration purposes and to set the price for direct employee-shareholder purchases, sales and redemptions.

The Company’s current policy is to utilize three independent appraisers to provide valuation reports. The two valuations that are closest in value are averaged to produce the stock price, with each receiving a 50% weight. The remaining valuation, designated the “outlier,” is excluded from the value calculation. The Audit Committee of the Board of Directors selects the appraisers each year to ensure they are independent and qualified. Willamette Management Associates and Matheson Financial Advisors, Inc. prepared the two valuations the Company used for the September 30, 2009 valuation that was finalized in January 2010.

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

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The September 30, 2009 valuation resulted in a stock price of $39.31. The Company expects to use this stock price for its next stock offering window and all other stock transactions until the next valuation is completed. During the first quarter of fiscal 2010, the Company utilized the March 31, 2009 stock price to record stock transactions. The valuations performed by the appraisers take into consideration forecasted financial activity for the three months subsequent to September 30, 2009. If, during the period subsequent to September 30, 2009 and prior to the date the stock price is determined, there were any significant transactions or significant variances between actual results compared to forecasted results provided to the valuation companies, these transactions or variances would be taken into consideration, as appropriate, in the valuation. Historically there have been no significant transactions between the date that stock price is determined and the stock trading window. However, if a significant transaction was to occur during this period, the Company expects it would update the stock price used for the stock trading window or any other transaction in which stock is issued.

The material assumptions used by the two independent appraisers whose appraisals were used to determine the stock value at September 30, 2009, were as follows:

	Appraiser 1	Appraiser 2
Discounted Cash Flow Method
Weighted average cost of capital	14.30%	16.00%
Guideline Public Company Method
Earnings before interest and tax multiple	7.63	7.25
Earnings before interest, taxes, depreciation and amortization multiple	6.63	6.02
Revenue multiple	0.44	0.30
Guideline Merged and Acquired Company Method
Revenue multiple	0.40	0.38
Lack of control discount factor	13%	15%
Marketability discount factor	5%	5%

A 10% increase or decrease in any of the assumptions above would result in a range of Class A common stock prices from $38.41 to $40.41.

Other Employee Stock Sales and Purchases

The Company’s bylaws provide that the Company’s Board of Directors shall establish a stock offering window at least once per year. The stock window allows full time and part time regular employees and outside directors to purchase shares of Class A common stock and existing shareholders to offer shares of Class A common stock for sale to the Company. Under the bylaws, the Company has the right of first refusal to purchase any shares offered to be sold by existing shareholders. If the Company declines to purchase the offered shares, they are offered to the Trust/ESOP and then to all shareholders of the Company. Shares may be purchased by employees with funds set aside prior to the window through the PBSJ Corporation 2008 Employee Payroll Stock Purchase Plan (“ESPP”) at 90% of fair value.

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

At September 30, 2009, the Company had a liability of $12.7 million and a promissory note of $1.8 million for repurchases during fiscal year 2009 which is reflected in stock redemption payable and other liabilities, respectively, in the accompanying condensed consolidated balance sheet. During the first quarter of fiscal 2010, the Company paid all of the stock redemption payable at September 30, 2009. Additionally, during the first quarter of fiscal 2010, the Company redeemed 1,412 shares of Class A stock for taxes due on restricted stock vestings for an aggregate amount of $0.1 million. There was no outstanding balance at December 31, 2009 for redemptions payable.

The Company expects to open its fiscal year 2010 stock window in the second fiscal quarter.

Basic and Diluted Earnings per Share

A reconciliation of the number of shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended December 31,
(Shares in thousands)	2009		2008
Weighted average shares outstanding - Basic	5,184		5,547
Effect of dilutive unvested restricted stock	—	(1)	125

Weighted average shares outstanding - Diluted	5,184		5,672

(1)	For the three months ended December 31, 2009, unvested restricted stock of approximately 92,000 shares were excluded from the computation of diluted earnings per share due to their anti-dilutive impact.

Marketable Equity Securities

Marketable equity securities consist of investments in mutual funds that are considered available-for-sale securities and are recorded at fair value. Changes in unrealized gains and losses for available-for-sale securities are charged or credited as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings. Investment security transactions are recorded on a trade date basis. The cost basis of investments sold is determined by the specific identification method. The Company sold its marketable equity securities during the current quarter and used the proceeds to purchase life insurance policies. Proceeds and net realized gains from sales of available-for-sale securities were $3.9 million and $0.6 million, respectively, for the three months ended December 31, 2009.

The Company had no marketable equity securities at December 31, 2009.

The following is a summary of the Company’s marketable equity securities at September 30, 2009:

(Dollars in thousands)	Cost	Unrealized Gain	Fair Value
Mutual Funds	$3,262	$500	$3,762

Total	$3,262	$500	$3,762

None of the Company’s marketable equity securities held at September 30, 2009, were in an unrealized loss position.

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ investment and minimum pension liability that, under GAAP, are excluded from net income.

The components of comprehensive income are as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2009	2008
Net (Loss)/Income	$(1,635)	$1,938
Other comprehensive income:
Minimum pension liability adjustment, net of tax	(24)	20
Reclassification to earnings - gain on marketable equity securites, net of tax	(308)	—

Total comprehensive (loss)/income	$(1,967)	$1,958

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). This guidance is included in FASB ASC 820, Fair Value Measurements and Disclosures. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. At the beginning of fiscal 2009, the Company partially adopted SFAS 157 as allowed by FASB Staff Position, (“FSP, 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarified the application of SFAS 157 in inactive markets, was issued in October 2008 and was effective with the adoption of SFAS 157. Beginning with the first quarter of fiscal 2009, the Company applied the provisions of SFAS 157 to its financial instruments and non-financial instruments which are disclosed on a recurring basis, and the impact was not material. Under FSP 157-2, the Company was not required to apply SFAS 157 to all nonfinancial assets and liabilities until the beginning of fiscal 2010. The adoption of this statement did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-6, Improving Disclosures about Fair Value Measurements, (“ASU 2010-06”). ASU 2010-06 provides amendments to FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall, to require expanded disclosures in financial statements about fair value measurements including additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy, and provides clarification to existing FASB guidance concerning the level of detail at which fair value disclosures should be made. The new disclosure standards will be effective for interim and annual reporting periods beginning after December 15, 2009, and the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 rollforward become effective for fiscal years and for interim periods within those years, beginning after December 15, 2010. The Company is currently evaluating the impact of this statement on its condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS 167”). This guidance is included in FASB ASC 810, Consolidation. SFAS 167 amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for the Company’s fiscal year beginning October 1, 2011. The Company is currently evaluating the impact of this statement on its condensed consolidated financial statements.

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP 141(R)-1”). This guidance is included in FASB ASC 805-20, Business Combinations. FSP 141(R)-1 amends and clarifies SFAS No. 141(R) to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for business combinations occurring in the first quarter of fiscal 2010. The adoption of this statement did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”). This guidance is included in FASB ASC 350-30, Intangibles – Goodwill and Other. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, (“SFAS 142”). In developing assumptions about renewal or extensions, FSP 142-3 requires an entity to consider its own historical experience (or, if it has no experience, market participant assumptions) adjusted for the entity-specific factors in paragraph 11 of SFAS 142. FSP 142-3 expands the disclosure requirements of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is effective for the Company beginning October 1, 2009. The adoption of this statement did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”). This guidance is included in FASB ASC 815-10, Derivatives and Hedging – Overall. SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning October 1, 2009. The adoption of this statement did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, (“SFAS 141(R)”). This guidance is included in FASB ASC 805-10, Business Combinations. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Company is required to adopt the recognition and related disclosure provisions of SFAS 141(R) beginning with interim periods of fiscal year ending September 30, 2010. The adoption of this statement did not have a material impact on the Company’s condensed consolidated financial statements.

2. Fair Value Measurement

As of December 31, 2009, the Company held assets that are required to be measured at fair value on a recurring basis. The following tables present information on these assets as well as the fair value hierarchy used to determine the fair value as of December 31, 2009 and September 30, 2009:

		Fair Value Measurements at December 31, 2009
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Indentical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Liabilities
Interest Rate Swap Liability	$871	$—	$871

Total	$871	$—	$871

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Dollars in thousands)	Total	Fair Value Measurements at September 30, 2009
		Quoted Prices in Active Markets for Indentical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Marketable Equity Securities	$3,762	$3,762	$—

Total	$3,762	$3,762	$—

Liabilities
Interest Rate Swap Liability	$1,027	$—	$1,027

Total	$1,027	$—	$1,027

The fair value of the interest rate swap liability is estimated using industry standard valuation models using market-based observable inputs including interest rate curves. The earnings impact of the interest rate swap was a net gain of $41,000 and a net loss of $1.4 million for the three months ended December 31, 2009 and December 31, 2008, respectively. The marketable equity securities included investments in mutual funds for which quoted market prices were available on active markets. The Company sold its marketable equity securities during the current quarter, received proceeds of $3.9 million and recognized net realized gains from the sales of $0.6 million for the three months ended December 31, 2009.

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

3. Cash Surrender Value of Life Insurance

The Company is the beneficiary of corporate-owned life insurance policies on certain current and former employees with a net cash surrender value of $12.7 million and $8.1 million at December 31, 2009 and September 30, 2009, respectively.

In December 2009, the Company purchased $4.0 million in new life insurance policies using the proceeds from the sale of marketable equity securities. In December 2008, the Company received proceeds of $4.0 million through loans against the cash value of its life insurance policies. The loan balance is recorded net against the cash surrender value of life insurance in the accompanying condensed consolidated balance sheet at December 31, 2009. Additionally, in December 2008, the Company surrendered certain life insurance policies and received proceeds of $4.0 million, all of which was used to purchase a new life insurance policy.

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

4. Acquisitions

On December 31, 2008, the Company acquired 100% of the issued and outstanding shares of capital stock of Peter R. Brown Construction, Inc., (“Peter Brown”), for an aggregate purchase price of $16.0 million, composed of $12.0 million in cash, or $1.6 million net of cash acquired, and 137,741 shares of the Company’s Class A common stock valued at $4.0 million.

The following table presents the unaudited pro forma combined results of operations of the Company as if Peter Brown had been acquired at the beginning of the period presented. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transaction set forth had occurred on the date indicated or what the Company’s results of operations will be in future periods.

Three Months Ended December 31,
(Dollars in thousands, except per share amounts)	Pro Forma 2008
Total revenues	$214,815

Net income	$4,444
Basic per share	$0.78
Diluted per share	$0.77
Weighted average shares outstanding:
Basic	5,662

Diluted	5,787

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5. Intangible Assets

Intangibles assets consisted of the following:

		December 31, 2009
(Dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization
Amortizable
Client list	4 -10 years	$6,413	$2,543
Backlog	1 - 3 years	7,819	6,443
Website	7 years	200	200
Employee agreements	3 years	67	67
Non-amortizable
Tradenames		3,900	—

		$18,399	$9,253

		September 30, 2009
(Dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization
Amortizable
Client list	4 -10 years	$6,413	$2,220
Backlog	1 - 3 years	7,819	6,056
Website	7 years	200	195
Employee agreements	3 years	67	67
Non-amortizable
Tradenames		3,900	—

		$18,399	$8,538

Intangible asset amortization expense totaled approximately $0.7 million and $0.1 million for the three months ended December 31, 2009 and 2008, respectively.

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

6. Long-Term Debt

Long-term debt, including the respective current portions, consisted of the following:

(Dollars in thousands)	December 31, 2009	September 30, 2009
Line of credit	$—	$—
Mortgage note payable	12,863	13,033
Capital lease obligations	91	141

	12,954	13,174
Less current portion of long-term debt	680	680
Less current portion of capital lease obligations	72	107

	752	787

Long-term debt and capital lease obligations	$12,202	$12,387

The Company has a $60.0 million line of credit agreement with Bank of America, N.A., with a maturity date of October 2011. The line of credit agreement provides for the issuance of letters of credit which reduce the maximum amount available for borrowing. As of December 31, 2009 and September 30, 2009, the Company had outstanding letters of credit totaling $4.3 million and $4.4 million, respectively. Included in the December 31, 2009 and September 30, 2009 balances was a $3.6 million letter of credit relating to a bank guarantee to a client in Doha, Qatar. As a result of the issuance of these letters of credit and outstanding borrowings, the maximum amount available for borrowing under the line of credit was $55.7 million and $55.6 million as of December 31, 2009 and September 30, 2009, respectively.

The interest rate on the line of credit was 0.73% and 0.75% at December 31, 2009 and September 30, 2009, respectively, and ranges from LIBOR plus 50 basis points (currently in use) or Prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The rate increases to LIBOR plus 75 basis points or Prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The line of credit is collateralized by substantially all of the Company’s assets. The Company was in compliance with all financial covenants under the line of credit as of December 31, 2009.

In October 2008, the Company refinanced a mortgage note with a new seven-year mortgage note in the amount of $13.6 million due in monthly installments, including interest, over a twenty year period with a balloon payment due on November 1, 2015. The interest rate was 2.50% at December 31, 2009. In connection with this mortgage, the Company entered into an interest rate swap agreement (“Swap”) discussed in Note 7 below. The mortgage note includes the same financial covenants as the line of credit. The Company was in compliance with all financial covenants of the mortgage as of December 31, 2009. The mortgage note is collateralized by the office building located in Orlando, Florida.

The Company’s capital leases primarily relate to equipment. The interest rates used in computing the minimum lease payments range from 2.35% to 5.23%. The leases were capitalized at the lower of the present value of minimum lease payments or the fair market value of the equipment at the inception of the lease.

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

7. Interest Rate Swap

In connection with the refinancing of the mortgage in October 2008, the Company entered into a Swap to manage the cash flow risk associated with changing interest rates related to its mortgage. The Swap has a notional amount of $13.6 million and effectively converts the floating interest rate on the mortgage note to a fixed rate of 6.2%. The Swap does not qualify as an accounting hedge and, therefore, the change in the fair value of the Swap, which is adjusted monthly, is recorded as a gain or a loss on the interest rate swap in the Company’s condensed consolidated statements of operations. The fair value of the Swap was a liability of approximately $0.9 million and $1.0 million at December 31, 2009 and September 30, 2009, respectively, and is included in other liabilities in the accompanying condensed consolidated balance sheet. The earnings impact of the Swap was a gain of approximately $41,000 and a loss of $1.4 million for the three months ended December 31, 2009 and December 31, 2008, respectively.

8. Income Taxes

The income tax (benefit)/provision was $(0.6) million and $1.9 million, which represented effective tax rates of 28.2% and 49.2% for the three months ended December 31, 2009 and 2008, respectively.

ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance against its deferred tax assets of approximately $0.2 million on its deferred tax assets in Puerto Rico for the periods ended December 31, 2009 and September 30, 2009.

As of December 31, 2009, the Company had total unrecognized tax benefits of $13.9 million. During the three months ended December 31, 2009, there were no significant changes in these tax positions to the current or prior reporting periods, changes in settlements with taxing authorities, nor as a result of the lapse of any applicable statutes of limitations.

The Company believes it is reasonably possible that the liability for unrecognized tax benefits at December 31, 2009, may decrease by approximately $1.6 million due to the completion of examinations or the expiration of the statute of limitations within 12 months of December 31, 2009.

The Company recognizes interest and penalties, if applicable, related to unrecognized tax benefits within the provision for income taxes in its condensed consolidated statement of operations. During the three months ended December 31, 2009, the Company accrued interest of approximately $0.1 million related to unrecognized tax benefits. As of December 31, 2009, approximately $1.0 million in interest related to unrecognized tax benefits was accrued.

9. Retirement Plans

The Company’s measurement date for its defined benefit retirement plans is September 30. The following table provides a summary of the Company’s periodic costs related to its defined benefit retirement plan:

	Three Months Ended December 31,
(Dollars in thousands)	2009	2008
Interest cost on projected benefit obligation	$30	$64
Amortization:
Net gain from past experience	(38)	(52)

Net periodic pension (benefit)/cost	$(8)	$12

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

10. Stock Compensation

Stock compensation consists of restricted stock awards offered throughout the year and are intended to provide long-term incentives to key employees.

Information regarding restricted shares follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at September 30, 2009	320,718	$23.29
Granted	6,378	36.16
Vested	(6,879)	25.70
Forfeited	(2,031)	27.99

Unvested at December 31, 2009	318,186	23.47

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Unrecognized Compensation Cost	Remaining Weighted Average Period (in years)
Type of award at December 31, 2009:
Retention	174,076	$27.16	$2,876,709	3.1
Acquisition	42,256	28.45	601,925	2.3
KERP	55,479	25.02	950,392	8.4
Other	46,375	3.22	15,858	3.7

	318,186	23.47	$4,444,884	3.7

The weighted average grant-date fair value of shares granted during the three months ended December 31, 2009 and 2008 was $36.16 and $29.68, respectively. The total fair value of shares vested, on the vesting dates, for the three months ended December 31, 2009 and 2008 were $0.2 million and $0.1 million, respectively. The total amount of compensation expense recognized under these agreements during the three months ended December 31, 2009 and 2008, was $0.4 million and $0.3 million, respectively, and was included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The income tax benefit related to compensation expense under these agreements was $0.1 million in each of the three months ended December 31, 2009 and 2008.

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

11. Commitments and Contingencies

The Company has entered into agreements with certain of its executive officers and directors as described in the Company’s Proxy Statement for the 2010 Annual Meeting which was filed with the SEC on January 25, 1010.

The Company is obligated under various non cancelable leases for office facilities, furniture, and equipment. Certain leases contain renewal options, escalation clauses and payment of certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties.

As of December 31, 2009, there were various legal proceedings pending against the Company, where plaintiffs allege damages resulting from the Company’s services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract. The Company accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. As of December 31, 2009 and September 30, 2009, the Company had accruals of approximately $4.5 million and $3.7 million, respectively, for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable and can be reasonably estimated. The Company expects to pay these liabilities over the next one to three years. Management believes that the disposition of these matters will not have a material impact on the Company’s financial position, cash flows, liquidity or results of operations.

As previously reported, an internal investigation is currently being conducted by the Audit Committee of the Board of Directors to determine whether any laws, including the Foreign Corrupt Practices Act (“FCPA”), may have been violated in connection with certain projects undertaken by PBS&J International, Inc., one of the Company’s subsidiaries with revenue of $4.3 million in fiscal year 2008 and $3.9 million in fiscal year 2009, in certain foreign countries (the “International Operations”). Initial results of the investigation suggest that FCPA violations may have occurred. However, the investigation does not suggest that any violation extends beyond the International Operations or that members of the Company’s executive management were involved in illegal conduct. The Company has voluntarily disclosed the possible violations, the investigation, and the initial findings to the Department of Justice and to the Securities and Exchange Commission, and is cooperating fully with their review. The FCPA (and related statutes and regulations) provides for potential monetary penalties, criminal and civil sanctions, and other remedies. The Company is unable to estimate the potential penalties that might be assessed for these FCPA violations and accordingly, no provision has been made in the accompanying financial statements.

12. Segment Reporting

Due to the acquisition of Peter Brown, the Company modified its internal reporting process and the manner in which the business is managed and in turn, reassessed its segment reporting. Beginning with the quarter ended March 31, 2009, the Company has two reporting segments: Consulting Services and Construction Management.

The Consulting Services segment provides a variety of design and related consulting services. Such services include civil design, program management, construction management, planning, surveying, geographic information systems, environmental assessments, engineering design, architectural and interior design, site assessment, and regulatory compliance.

Construction Management includes the operations of Peter Brown, which provides construction management at risk services focusing primarily on building schools, jails, higher education facilities and institutional buildings. This segment had no results of operations in the first quarter of fiscal year 2009 as the Company acquired Peter Brown on December 31, 2008. The Peter Brown results of operations are only included in the Company’s condensed consolidated financial statements as of that date.

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

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Information relating to the Company’s reportable segments is as follows:

(Dollars in thousands)	Consulting Services	Construction Management	Other	Total
Three Months Ended December 31, 2009
Revenue	$138,197	$36,945	$6,330	$181,472
Cost of revenue	124,121	35,300	7,029	166,450
Gross profit/(loss)	14,076	1,645	(699)	15,022
Income/(loss) from operations	14,076	1,645	(18,412)	(2,691)
Depreciation and amortization	981	23	2,099	3,103
Purchases of property and equipment	1,848	—	1,750	3,598
Total assets as of December 31, 2009	191,393	43,715	63,286	298,394
Three Months Ended December 31, 2008
Revenue	$163,628	$—	$5,107	$168,735
Cost of revenue	144,878	—	5,071	149,949
Gross profit	18,750	—	36	18,786
Income/(loss) from operations	18,750	—	(13,078)	5,672
Depreciation and amortization	1,109	—	1,518	2,627
Purchases of property and equipment	1,676	—	2,125	3,801
Total assets as of September 30, 2009	183,568	63,499	76,208	323,275

13. Related Party Transactions

In July 2007, pursuant to the Company’s bylaws, the Company did not exercise its right of first refusal to repurchase the shares offered for redemption by John Shearer, the Company’s former National Service Director and Senior Vice President. In accordance with the Company’s bylaws, the shares were next offered to the Company’s ESOP plan; the ESOP plan agreed to repurchase 165,290 shares over the course of five years. As of December 31, 2009, there are two remaining equal annual installments of 33,261 shares that will be repurchased by the ESOP during the open stock window in each fiscal year beginning with fiscal year 2010 at a price per share established by future valuations of the Company’s shares.

At the Company’s 2008 annual shareholders’ meeting, shareholders approved the ESPP, which allows a lay-away plan for purchases at 90% of the fair market value of the Company’s shares during the next open window for stock purchases. Employees who have been employed a minimum of three months may elect to set aside funds to purchase stock through automatic payroll deductions. Once deductions have been made, the employee is required to use the funds to purchase shares at the next window. The aggregate balances of amounts withheld were approximately $0.7 million and $0.5 million as of December 31, 2009 and September 30, 2009, respectively.

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In August 2008, Todd Kenner, a Director of the Company and the President of the subsidiary company Post, Buckley, Schuh & Jernigan, Inc., submitted his written resignation. The Company and Todd Kenner entered into a Separation Agreement and Release (“Separation Agreement”) effective as of September 2, 2008. Under the terms of the Separation Agreement, the Company agreed to pay Mr. Kenner a cash severance benefit of $0.2 million over a six month period, paid a lump sum benefit of $0.2 million in exchange for termination of Mr. Kenner’s Supplemental Income benefits, and agreed to repurchase Mr. Kenner’s 108,551 shares of Class A common stock, including vested restricted stock, for $29.68 per share for a total of $3.2 million. The Company paid Mr. Kenner a cash payment of $1.2 million and delivered a promissory note in the amount of $2.0 million for the repurchase of the shares. The promissory note bears interest at the prime rate plus 1% (4.25% at December 31, 2009 and September 30, 2009) and is adjusted on December 31 of each year. Payments on the promissory note are due quarterly beginning October 1, 2008 through September 1, 2011. The balance of the promissory note was $1.3 million and $1.4 million at December 31, 2009 and September 30, 2009, respectively, and is included in other liabilities of the accompanying condensed consolidated balance sheets.

In December 2008, the Company delivered a promissory note to Richard Karasiewicz in the amount of $2.1 million for the repurchase of shares accrued and reflected in stock redemption payable as of September 30, 2008. The promissory note bears interest at the prime rate plus 1%, is adjusted on December 31 of each year and is included in other liabilities in the accompanying condensed consolidated balance sheets at December 31, 2009. Payments on the promissory note are due quarterly beginning January 1, 2009 through October 1, 2013. The balance of the promissory note was $1.7 million and $1.8 million at December 31, 2009 and September 30, 2009, respectively, and is included in other liabilities of the accompanying condensed consolidated balance sheets.

The Company leases office space which houses administrative offices for Peter Brown in Largo and Tallahassee, Florida from VMS Properties, LLP and SMV Properties, LLP, respectively. VMS Properties, LLP and SMV Properties, LLP are owned by Judy Mitchell and the other former owners of Peter Brown who are current employees of the Company. Judy Mitchell currently serves on the Board of Directors of the Company and is President of Peter Brown. The leases were assumed in connection with the acquisition of Peter Brown on December 31, 2008. The Largo and Tallahassee leases call for annual lease payments of $0.2 million and $0.1 million, respectively, and expire on December 31, 2013.

In April 2001, the Company agreed to issue Max Crumit, 12,500 shares in exchange for a $0.1 million promissory note. The balance of the note as of September 30, 2009 was repaid as of December 31, 2009.

14. Subsequent Events

In January 2010, the Company’s Board of Directors approved a three for one stock split. Shareholders of record of the Company’s Class A common stock, par value $0.00067, at the close of business on April 1, 2010 (the record date) will receive two additional shares of Class A common stock on April 15, 2010 for each share of Class A common stock held on the record date.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase an understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q and the information incorporated by reference in it include and are based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements can sometimes be identified by the fact that they do not relate strictly to historical or current facts and they frequently are accompanied by words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “believes,” “could,” “would,” “should,” “plans,” or “intend” and similar terms and expressions. Examples of forward-looking statements include all statements regarding our expected financial position and operating results, including backlog, our business strategy, our financing plans (including any statements concerning our stock window) and forecasted demographic and economic trends relating to our industry, and statements relating to our ability to be awarded government contracts, the adoption of certain laws by Congress, our ability to compete effectively with other firms that provide similar services, our ability to attract and retain clients, our ability to achieve future growth and success, our expectations for the public and private sector economic growth, and the outcome of the various on-going government investigations. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot assure you that our expectations in such forward-looking statements will turn out to be correct. Factors that may impact such forward-looking statements include, among others, our ability to attract additional business, the timing of projects and the potential for contract cancellations or delays by our customers, our ability to attract and retain skilled employees, our ability to comply with laws and regulations, our insurance coverage covering certain events, the timing and amount of the spending bills adopted by the federal government and the states, timely billings to our customers and delays in collections of accounts receivable, risks of competition, changes in general economic conditions and interest rates, the risk that the Internal Revenue Service or the courts may not accept the amount or nature of one or more items of deduction, loss, income or gain we report for tax purposes or that any of our customers, including governments, may audit our contracts, including contracts that had been considered settled, significant differences between actual results and estimates of the amount of future funding obligations for our unfunded pension or other benefit plans, including as a result of changes in interest rates or regulatory rulings such as those related to ERISA, and the possible outcome of pending or future litigation, legal proceedings and governmental investigations (including any governmental investigations resulting from our pending Foreign Corrupt Practices Act internal investigation) and our actions in connection with such litigation, proceedings and investigations, as well as certain other risks including those set forth under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in other reports filed by us with the Securities and Exchange Commission (“SEC”) including without limitation the risk factors contained in our Annual Report on Form 10-K for the year ended September 30, 2009. All forward-looking statements included herein are only made as of the date such statements are made, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are qualified in their entirety to the cautionary statements set forth above and elsewhere in this Form 10-Q and in other reports filed by us with the SEC.

Actual results could differ materially from those projected in these forward-looking statements as a result of these factors, among others, many of which are beyond our control.

Overview

In this discussion, the use of the “Company”, “we”, “our” and “us” refer to the PBSJ Corporation, its consolidated subsidiaries and affiliates.

Business Overview

We provide segment information on two reportable segments: Consulting Services and Construction Management. Additionally, certain of our operating segments do not individually meet the quantitative thresholds as a reporting segment nor do they share a majority of the aggregation criteria with another operating segment. These operating segments are reported on a combined basis as “Other” and include the PBS&J Constructors and PBS&J International operating segments as well as corporate expenses not included in the operating segments’ results.

We provide services to both private and public sector clients, with the public sector comprising approximately 90% of our revenue. As of December 31, 2009, our revenue backlog was approximately $686.5 million compared to $728.3 million as of September 30, 2009, representing a 5.7% decrease. Of the total backlog at December 31, 2009, $153.2 million is backlog from Peter Brown.

Business Environment

The need to modernize and upgrade the transportation infrastructure in the United States has been a source of continued business for us through the last 10 years. Fueling the initial growth in this market was the Intermodal Surface Transportation Efficiency Act of 1991 (“ISTEA”) and subsequent legislation, the Transportation Equity Act for the 21st Century (“TEA-21”) and the Safe, Accountable, Flexible, Efficient Transportation Act: A Legacy for Users (“SAFETEA-LU”) in 2005. The funding provided by the SAFETEA-LU reflects an increase of approximately 46% over TEA-21. Due to this bill there has been an increase in spending by states on transportation infrastructure in 2008 and to date. The public is beginning to recognize the potential disasters that await should our nation’s acknowledged aging infrastructure not be addressed. Increasingly complex governmental regulations faced by our clients mean additional opportunities for consultants with specialized knowledge. Additionally, in February 2009, Congress passed the American Recovery and Reinvestment Act of 2009 (“ARRA”), which included funding for transportation infrastructure and other public works projects. Although we have not seen a significant increase in business from ARRA yet, we have had some modest ARRA project wins and we are pursuing additional ARRA opportunities.

The residential housing market has remained weak as the recession continues, resulting in much lower demand for engineering services from private land developers. This has been partially offset by an increase in federal work. We have won contracts from the United States Army, Air Force and other federal agencies. The state and local government markets remained weak, but the markets for our specialized services in the area of risk and emergency management continue to be strong due in part to natural disasters such as hurricanes and wildfires. We expect the Federal Department of Defense and Homeland Security sectors to remain strong through the remainder of the fiscal year.

In recent years, significant environmental laws at the federal, state and local levels have been enacted in response to public concern over the health of the nation’s air, water, and natural resources. Those laws and their implementation through regulations affect numerous industrial and governmental actions and form a key market driver for our environmental sciences practice area.

Acquisitions

On December 31, 2008, we acquired 100% of the issued and outstanding shares of capital stock of Peter R. Brown Construction, Inc., (“Peter Brown”), for an aggregate purchase price of $16.0 million, composed of $12.0 million in cash, or $1.6 million net of cash acquired, and 137,741 shares of our Class A common stock valued at $4.0 million. The purchase price was allocated to the respective assets and liabilities based on their estimated fair values as of the acquisition date. The allocation of the purchase price resulted in $12.7 million of intangible assets and $3.3 million of goodwill, all of which is deductible for tax purposes. The intangible assets consist of $3.8 million in customer relationships, $5.0 million in backlog and $3.9 million in trademarks and trade names. The weighted average useful life for customer relationships and backlog is 5.5 years. Trademarks and trade names are not amortizable. Additionally, we paid acquisition costs of approximately $0.4 million which have been recorded in goodwill.

In addition to the initial purchase price, we initially agreed to pay contingent consideration of up to a maximum of $2.0 million per year for three years based on a percentage of the amount by which Peter Brown’s earnings before interest and taxes and backlog exceeded threshold amounts during each year in the three year period following the acquisition. Any such contingent consideration paid will be accounted for as additional purchase consideration and included in goodwill in the period it is paid.

For income tax purposes, we and the former shareholders of Peter Brown elected to treat the Peter Brown sale as an asset purchase under Internal Revenue Code section 338(h)(10). In connection with this election, in May 2009, we paid an additional $0.7 million in purchase price to the sellers, which was recorded as additional goodwill.

In June 2009, we entered into amended and restated employment agreements with the sellers of Peter Brown. In lieu of any contingent consideration amounts payable under the terms of the previous agreements, the amended employment agreements provide that each of the sellers were entitled to receive a cash payment of $1.0 million on or before July 1, 2009, thus reducing the total contingent consideration by $3.0 million. The sellers remain eligible to receive an additional cash payment on or before December 31, 2011 of up to an additional $1.0 million each based on Peter Brown’s (i) backlog at September 30, 2011 and (ii) cumulative earnings before interest and taxes during the period from January 1, 2009 to September 30, 2011. Two-thirds of the additional amount payable under the amended employment agreements will be based on Peter Brown’s achieving certain earnings targets (although no additional payment based on earnings will be paid if Peter Brown achieves less than 75% of its earnings targets), and one-third of such amount payable under the amended employment agreements will be based on Peter Brown achieving certain targeted backlog amounts. Under the terms of the amended employment agreements, we paid $3.0 million in additional purchase price to the sellers on July 1, 2009, which was recorded as goodwill.

Peter Brown is a construction management company, serving long-term clients that works largely in the public sector, building schools, jails, higher education facilities, and a host of institutional buildings. The acquisition of Peter Brown supports our overall corporate strategy of diversifying our business offerings through a family of complementary, subsidiary companies that together focus on providing total infrastructure solutions. A primary factor contributing to a purchase price that resulted in the recognition of goodwill is the intellectual capital of the skilled professionals and senior technical personnel associated with the acquired entity which does not meet the criteria for recognition as an asset apart from goodwill. The results of operations of Peter Brown are included in our results of operations beginning on January 1, 2009. Goodwill related to the acquisition of Peter Brown is included in the operating segment entitled Construction Management.

Segment Results of Operations

Due to the acquisition of Peter Brown, we modified our internal reporting process and the manner in which the business is managed and in turn, reassessed our segment reporting. Beginning with the quarter ended March 31, 2009, we have two reporting segments: Consulting Services and Construction Management.

The Consulting Services segment provides a variety of design and related consulting services. Such services include civil design, program management, construction management, planning, surveying, geographic information systems, environmental assessments, engineering design, architectural and interior design, site assessment, and regulatory compliance.

Construction Management includes the operations of Peter Brown which provides construction management at risk services focusing primarily on building schools, jails, higher education facilities and institutional buildings. This segment had no results of operations in the first quarter of fiscal year 2009 as we acquired Peter Brown on December 31, 2008. The Peter Brown results of operations are only included in our condensed consolidation financial statements as of that date.

We earn revenue for time spent on projects, as well as for certain direct and indirect costs of our projects. Cost of revenue is composed of project related salaries including overhead and fringe benefits, other direct costs and other indirect costs. Project related salaries including overhead and fringe benefits represent wages earned by our technical personnel as well as administrative and support personnel wages. Other direct costs are primarily composed of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints, material and equipment where we are responsible for procurement and management of such cost components on behalf of our clients. Other indirect project-related costs are also included in cost of revenue. Gross profit represents the net effect of revenue less cost of revenue.

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

We evaluate performance based on the operating income/(loss) of the respective operating segment. The discussion that follows is a summary analysis of the primary changes in operating results by reportable segment for the three months ended December 31, 2009 and 2008.

Results of Operations

The percentage of revenue represented by the items in our condensed consolidated statements of operations for the three months ended December 31, 2009 and 2008 is as follows:

	Three Months Ended December 31,
	2009	2008
Revenue	100.0%	100.0%
Cost of revenue	91.7	88.9

Gross profit	8.3	11.1
General and administrative expenses	9.8	7.8

(Loss)/income from operations	(1.5)	3.3

Interest expense	(0.1)	(0.3)
Other, net	0.4	—
Loss on fixed interest rate swap	—	(0.9)

(Loss)/income before income taxes	(1.2)	2.1
(Benefit)/provision for income taxes	(0.4)	1.1

Net (loss)/income	(0.8)%	1.0%

A summary of our operating results for the three months ended December 31, 2009 and 2008 is as follows:

	Three Months Ended December 31,
(Dollars in thousands)	2009	2008
Revenue	$181,472	$168,735
Cost of revenue	166,450	149,949

Gross profit	15,022	18,786
General and administrative expenses	17,713	13,114

(Loss)/income from operations	(2,691)	5,672

Interest expense	(272)	(428)
Other, net	646	11
Gain/(loss) on fixed interest rate swap	41	(1,437)

(Loss)/income before income taxes	(2,276)	3,818
(Benefit)/provision for income taxes	(641)	1,880

Net (loss)/income	$(1,635)	$1,938

Results of Operations for Three Months Ended December 31, 2009

Revenue for the three months ended December 31, 2009, increased by $12.7 million, or 7.5%, compared to the corresponding period in fiscal 2009. Of this increase, $36.9 million resulted from the Peter Brown acquisition. Excluding the revenue resulting from Peter Brown, revenue decreased by $24.2 million, or 14.3%. Approximately half of the decrease in revenue resulted from our Federal disaster response contracts in the Gulf Coast region, which were approaching their completion. The remaining decrease in revenue resulted primarily from the completion of several transportation projects in Florida and Texas. Although we continue to be affected by the severe economic downturn that began during 2008 and has continued to date, we commenced work on several large transportation related and design projects in the northeast and on the West Coast, and Federal contracts in the Southeast that contributed revenue that partially offset these negative impacts.

Cost of revenue for the three months ended December 31, 2009, increased by $16.5 million, or 11.0%, compared to the corresponding period in fiscal 2009. Of this increase, $35.3 million resulted from the Peter Brown acquisition. Excluding the cost of revenue resulting from Peter Brown, cost of revenue decreased by $18.8 million, or 12.6% compared to the corresponding period in fiscal 2009. Cost of revenue, as a percentage of revenue increased 2.8% to 91.7% for the three months ended December 31, 2009 compared to 88.9% for the corresponding period in fiscal 2009. Excluding Peter Brown, cost of revenue as a percentage of revenue increased by 1.8% to 90.7% compared to the corresponding period in fiscal 2009. This increase in cost of revenue as a percentage of revenue is primarily attributable to $1.6 million of costs incurred in our international subsidiary for which we were unable to recognize revenue as a result of the Foreign Corrupt Practices Act (“FCPA”) investigation discussed in Part II, Item 1 “Legal Proceedings”.

Gross profit for the three months ended December 31, 2009, decreased by $3.8 million, or 20.0%, compared to the corresponding period in fiscal 2009. Peter Brown contributed $1.6 million to the gross profit. Excluding the gross profit resulting from Peter Brown, gross profit decreased by $5.4 million, or 28.8% compared to the corresponding period in fiscal 2009. Gross profit, as a percentage of revenue, decreased 2.8% to 8.3% for the three months ended December 31, 2009 compared to the corresponding period in fiscal 2009. Excluding Peter Brown, gross profit as a percentage of revenue decreased by 1.8% to 9.3% compared to the corresponding period in fiscal 2009.

General and administrative expenses for the three months ended December 31, 2009, increased by $4.6 million, or 35.1%, compared to the corresponding period in fiscal 2009. Excluding the general and administrative expenses resulting from Peter Brown, general and administrative expenses increased by $3.5 million, or 26.7% compared to the corresponding period in fiscal 2009. The increase in G&A expenses resulted primarily from the legal costs incurred related to the FCPA investigation discussed in Part II, Item 1 “Legal Proceedings” and expenses associated with international receivables deemed uncollectible.

Income from operations for the three months ended December 31, 2009, decreased by $8.4 million, or 147.4%, compared to the corresponding period in fiscal 2009, for the reasons stated above. The acquisition of Peter Brown contributed approximately $0.5 million to the income from operations. Excluding the income from operations resulting from Peter Brown, income from operations decreased by 157.0% to a loss of $3.2 million compared to income of $5.7 million during the corresponding period in fiscal 2009.

Segment Results of Operations

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Consulting Services

	Three Months Ended December 31,
(Dollars in thousands)	2009	2008	$ Change	%Change
Revenue	$138,197	$163,628	$(25,431)	(15.5)%
Cost of revenue	124,121	144,878	(20,757)	(14.3)%

Gross profit	$14,076	$18,750	$(4,674)	(24.9)%

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended December 31,
	2009	2008
Revenue	100.0%	100.0%
Cost of revenue	89.8	88.5

Gross profit	10.2%	11.5%

Revenue in our Consulting Services segment for the three months ended December 31, 2009 decreased by $25.4 million, or 15.5% to $138.2 million compared to $163.6 million in the corresponding period in fiscal 2009. Approximately half of the decrease in revenue resulted from our Federal disaster response contracts in the Gulf Coast region, which were approaching their completion. The remaining decrease in revenue resulted primarily from the completion of several transportation projects in Florida and Texas. Although we continue to be affected by the severe economic downturn that began during 2008 and has continued to date, we commenced work on several large transportation related and design projects in the northeast and on the West Coast, and Federal contracts in the Southeast that contributed revenue that partially offset these negative impacts.

Cost of revenue in our Consulting Services segment for the three months ended December 31, 2009 decreased by $20.8 million, or 14.3% to $124.1 million compared to $144.9 million in the corresponding period in fiscal 2009. Cost of revenue as a percentage of revenue increased by 1.3% to 89.8% for the three months ended December 31, 2009 compared to the corresponding period in fiscal 2009 as a result of an increase in the costs incurred by projects in the proposal stage and revenue not recognized while contractual agreements are pending.

Gross profit in our Consulting Services segment for the three months ended December 31, 2009 decreased by $4.7 million, or 24.9% to $14.1 million as compared to $18.8 million in the corresponding period in fiscal 2009. Gross profit as a percentage of revenue decreased by 1.3% to 10.2% for the three months ended December 31, 2009, compared to the corresponding period in fiscal 2009 as a result of the change in cost of revenue.

Construction Management

	Three Months Ended December 31,
(Dollars in thousands)	2009	2008	$ Change	% Change

Revenue	$36,945	$—	$36,945	N/A
Cost of revenue	35,300	—	35,300	N/A

Gross profit	$1,645	$—	$1,645	N/A

The following table presents the percentage relationship of certain items to revenue:

	Three Months Ended December 31,
	2009	2008
Revenue	100.0%	—%
Cost of revenue	95.5	—

Gross profit	4.5%	—%

Revenue in our Construction Management segment for the three months ended December 31, 2009 was $36.9 million and is generated primarily from the public sector, which comprised 96.8% of the total revenue. Revenue is derived principally from two major delivery methods: construction management and design build. Revenue from our Construction Management segment was primarily provided by several public sector projects, including a university dormitory, a school, and jails. Additionally, we performed work for other clients including state and local government agencies and school boards.

Cost of revenue in our Construction Management segment for the three months ended December 31, 2009 was $35.3 million. Cost of revenue as a percentage of revenue was 95.5% for the three months ended December 31, 2009. The total cost of revenue is made up of direct labor, material, subcontracted work and field overhead. As a percentage of cost of revenue, over 80% of the total construction costs relate to the subcontracted work with labor expending approximately 5.0%, materials 5.0% and overhead 4.0%.

Gross profit in our Construction Management segment for the three months ended December 31, 2009 was $1.6 million. Gross profit, as a percentage of revenue, was 4.5% for the three months ended December 31, 2009.

Income Taxes

The income tax (benefit)/provision was $(0.6) million and $1.9 million, which represented effective tax rates of 28.2% and 49.2% for the three months ended December 31, 2009 and 2008, respectively.

ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have recorded a valuation allowance against our deferred tax assets of approximately $0.2 million on the deferred tax assets in Puerto Rico for the periods ended December 31, 2009 and September 30, 2009.

As of December 31, 2009, we had total unrecognized tax benefits of $13.9 million. During the three months ended December 31, 2009, there were no significant changes in these tax positions to the current or prior reporting periods, changes in settlements with taxing authorities, nor as a result of the lapse of any applicable statutes of limitations.

We believe it is reasonably possible that the liability for unrecognized tax benefits at December 31, 2009, may decrease by approximately $1.6 million due to the completion of examinations or the expiration of the statute of limitations within 12 months of December 31, 2009.

We recognize interest and penalties, if applicable, related to unrecognized tax benefits within the provision for income taxes in our condensed consolidated statement of operations. During the three months ended December 31, 2009, we accrued interest of approximately $0.1 million related to unrecognized tax benefits. As of December 31, 2009, approximately $1.0 million in interest related to unrecognized tax benefits was accrued.

1. Financial Condition and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities totaled $1.6 million for the three months ended December 31, 2009 compared to $0.9 million in the corresponding period in fiscal 2009. The increase was primarily due to a net loss in the first quarter of fiscal 2010 of $1.6 million compared to net income of $1.9 million in the corresponding period in fiscal 2009 and a gain on the interest rate swap offset by a decrease in the deferred income tax benefit and additional provisions for bad debt.

Our operating cash flows are heavily influenced by changes in the levels of accounts receivables, unbilled fees and billings in excess of cost. Unbilled fees are created when we recognize revenue. The unbilled fees are normally invoiced the month after the revenue is recognized unless there are contractual provisions which dictate the timing of billing. Unbilled fees which are not invoiced the month following revenue are normally invoiced within the following two months. These account balances as well as days sales outstanding, (“DSO”) in accounts receivable and unbilled fees, net of billings in excess of cost, can vary based on contract terms and contractual milestones and the timing and size of cash receipts. DSO increased to 89 days for the three months ended December 31, 2009, from 87 days for the fiscal year ended September 30, 2009. We calculate DSO by dividing accounts receivable, net and unbilled fees, net less billings in excess of cost by average daily gross revenue for the applicable period.

Accounts receivable, net decreased by 9.3% to $97.8 million at December 31, 2009 from $107.8 million at September 30, 2009. This decrease was primarily due to collections in the period. The allowance for doubtful accounts increased by 25.0% to $4.5 million, or 4.6% of accounts receivable, at December 31, 2009 from $3.6 million, or 3.4% of accounts receivable, at September 30, 2009. The increase in the allowance for doubtful accounts relates to amounts deemed to be uncollectible related to our international operations. We continuously monitor collection efforts and assess the allowance of doubtful accounts. Based on this assessment at December 31, 2009, we have deemed the allowance for doubtful accounts to be adequate.

Unbilled fees, net decreased by $4.0 million or 4.7% to $82.0 million at December 31, 2009 from $86.0 million at September 30, 2009. Historically, unbilled fees are primarily related to work performed in the last month of the fiscal period. Billings usually occur in the month after we recognize the revenue in accordance with the specific contractual provisions. Also included in unbilled fees is unbilled retainage which is $13.8 million at December 31, 2009. Unbilled retainage on projects will be billed at the completion of the project. Approximately 57% of the unbilled fees, net of unbilled retainage at December 31, 2009 was billed as of January 31, 2010. The majority of the remainder is expected to be billed within the next two months.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $3.9 million for the three months ended December 31, 2009 compared to $5.9 million in the corresponding period in fiscal 2009. The decrease in cash used in investing activities during the three months ended December 31, 2009 from the same period in 2008 was primarily attributable to a $4.0 million decrease in proceeds from life insurance policies offset by a $3.9 million increase in proceeds from sales of marketable equity securities as well as approximately $2.0 million net cash paid related to the acquisition of Peter Brown in 2008, where no payments were made in fiscal 2010.

Cash Flows from Financing Activities

Net cash used in financing activities totaled $12.6 million for the three months ended December 31, 2009 compared to net cash provided by financing activities of $14.3 million in the corresponding period in fiscal 2009. The decrease in net cash provided by financing activities was primarily attributable to a decrease in net borrowings under our line of credit of $7.1 million, a decrease in net proceeds of $7.1 million from the refinancing of a mortgage, an increase in the payments made for repurchases of Class A common stock from employees of $6.9 million and a decrease in proceeds from loans against cash surrender life insurance policies of $4.0 million. In addition, net proceeds for common stock sale transactions were $1.2 million lower than the corresponding period in fiscal 2009.

Capital Resources

We have a $60.0 million line of credit agreement with Bank of America, N.A., with a maturity date of October 2011. The line of credit agreement provides for the issuance of letters of credit which reduce the maximum amount available for borrowing. As of December 31, 2009 and September 30, 2009, we had outstanding letters of credit totaling $4.3 million and $4.4 million, respectively. Included in the December 31, 2009 and September 30, 2009 letters of credit was a $3.6 million letter of credit relating to a bank guarantee to a client in Doha, Qatar. As a result of the issuance of these letters of credit and outstanding borrowings, the maximum amount available for borrowing under the line of credit was $55.7 million and $55.6 million as of December 31, 2009 and September 30, 2009, respectively.

The interest rate on the line of credit was 0.73% and 0.75% at December 31, 2009 and September 30, 2009, respectively, and ranges from LIBOR plus 50 basis points (currently in use) or Prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The range increases to LIBOR plus 75 basis points or Prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. We were in compliance with all financial covenants under the line of credit as of December 31, 2009. The line of credit is collateralized by substantially all of our assets.

In October 2008, we refinanced a mortgage note with a new seven-year mortgage note in the amount of $13.6 million due in monthly installments, including interest, over a twenty year period with a balloon payment due on November 1, 2015. The interest rate was 2.50%, at December 31, 2009. In connection with this mortgage, we also entered into an interest rate swap agreement, (“Swap”), discussed below. The mortgage note includes the same financial covenants as the line of credit. We were in compliance with all financial covenants of the mortgage as of December 31, 2009. The mortgage note is collateralized by our office building located in Orlando, Florida.

In connection with the refinancing of the mortgage in October 2008, we entered into a Swap to manage the cash flow risk associated with changing interest rates related to our mortgage. The Swap has a notional amount of $13.6 million, and effectively converts the floating interest rate on the mortgage note to a fixed rate of 6.2%. The Swap does not qualify as an accounting hedge and, therefore, the change in the value of the Swap, which is adjusted monthly, is recorded as a gain or loss on the interest rate swap in our condensed consolidated statements of operations. The fair value of the Swap was a liability of approximately $0.9 million and $1.0 million at December 31, 2009 and September 30, 2009, respectively, and is included in other liabilities in the condensed consolidated balance sheet. The earnings impact of the Swap was a gain of approximately $41,000 and a loss of $1.4 million for the three months ended December 31, 2009 and December 31, 2008, respectively.

Some of our contracts require us to provide performance and payment bonds, which are obtained from a surety company. The surety company in turn requires that we and all of our subsidiaries enter into indemnity agreements, which provide that if we or any of our subsidiaries were unable to meet our contractual obligations to a customer and the surety paid our customer the amount due under the bond, the surety can seek indemnification for such amounts from us or any of our subsidiaries. In connection with the acquisition of Peter Brown, we entered into a General Agreement of Indemnity for Contractors with Safeco Insurance Companies also referred to as Safeco, which requires us and our subsidiaries to indemnify Safeco for any amounts paid by the surety. In addition, on December 31, 2008, we entered into a Rider to the General Agreement of Indemnity, dated October 11, 2007 between the us and our subsidiaries and Continental Casualty Company and several of its affiliates (together “CNA Surety”) to add Peter Brown as a party to the agreement. Pursuant to the General Agreement of Indemnity, as amended by the Rider, we and all of our subsidiaries, including Peter Brown, are required to indemnify CNA Surety in connection with any amounts paid by the surety to our or any of our subsidiaries’ customers. The two surety companies are jointly liable for any claims.

At December 31, 2009, the cost to complete on our $355.5 million of outstanding bid, performance and payment bonds was $146.0 million. The foregoing description of the surety programs is not complete and is qualified in its entirety by reference to the full text of the programs, which was filed as Exhibits 10.15, 10.16 and 10.17, respectively, to the December 31, 2008 Quarterly Report on Form 10-Q and are incorporated herein by reference.

Our capital expenditures are generally for purchases of property and equipment. Expenditures totaled $3.6 million and $3.8 million for the three months ended December 31, 2009 and 2008, respectively.

Our bylaws provide that our Board of Directors shall establish a stock offering window at least once per year. The stock window allows full time and part time regular employees and outside directors to purchase shares of Class A common stock and existing shareholders to offer shares of Class A common stock for sale to us. Under the bylaws, we have the right of first refusal to purchase any shares offered to be sold by existing shareholders. If we decline to purchase the offered shares, they are offered to the Trust/ESOP and then to all shareholders of the Company. Shares may be purchased by employees with funds set aside prior to the window through the PBSJ Corporation 2008 Employee Payroll Stock Purchase Plan at 90% of fair value.

At September 30, 2009, we had a liability of $12.7 million and a promissory note of $1.8 million for repurchases during fiscal year 2009 which is reflected in stock redemption payable and other liabilities, respectively, in the condensed consolidated balance sheet. During the first quarter of fiscal 2010, we paid all of the stock redemption payable at September 30, 2009. Additionally, during the first quarter of fiscal 2010, we redeemed 1,412 shares of Class A stock for taxes due on restricted stock vestings for an aggregate amount of $0.1 million. There was no outstanding balance at December 31, 2009 for redemptions payable.

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

2. Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases for most of our office facilities and certain equipment and letters of credit. The line of credit agreement provides for the issuance of letters of credit which reduce the maximum amount available for borrowing. As of December 31, 2009 and September 30, 2009, we had letters of credit totaling $4.3 million and $4.4 million, respectively. Included in the December 31, 2009 and September 30, 2009 balance was a $3.6 million letter of credit relating to a bank guarantee to a client in Doha, Qatar. No amounts have been drawn on any of these letters of credit.

3. Related Party Transactions

Information with respect to related party transactions is incorporated by reference from Note 13 of our condensed consolidated financial statements included herein for the quarter ended December 31, 2009.

4. Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is incorporated by reference from Note 1 of our condensed consolidated financial statements included herein for the quarter ended December 31, 2009.

5. Critical Accounting Policies

For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended September 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk through outstanding balances on our variable rate debt. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans, refinancing with fixed rate permanent debt, or obtaining cash flow hedges. We do not hold market-risk sensitive instruments for trading purposes. We do not hold financial instruments or derivative commodity instruments to hedge any market risk, nor do we plan to employ them in the near future.

The interest rate on our line of credit was 0.73% and 0.75% at December 31, 2009 and September 30, 2009, respectively, and ranges from LIBOR plus 50 basis points (currently in use) or Prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The rate increases to LIBOR plus 75 basis points or Prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. We mitigate interest rate risk by continually monitoring interest rates and electing the lower of the LIBOR or prime rate option available under the line of credit. As of December 31, 2009, the fair value of the debt approximates the outstanding principal balance due to the variable rate nature of such instruments. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The line of credit is secured by substantially all of our assets. We were in compliance with all financial covenants as of December 31, 2009.

In October 2008, we refinanced our mortgage note with a seven-year mortgage note in the amount of $13.6 million due in monthly installments, including interest, over a twenty year period with a balloon payment due on November 1, 2015. The interest was 2.50%, at December 31, 2009. In connection with this mortgage, we entered into an interest rate swap agreement (“SWAP”). The Swap effectively converts the floating interest rate on the mortgage note to a fixed rate of 6.2%. The mortgage note includes the same financial covenants as the line of credit. We were in compliance with all financial covenants as of December 31, 2009. The mortgage note is secured by our office building located in Orlando, Florida.

The interest rate under our revolving line of credit is variable and accordingly we have exposure to market risk. To the extent that we have borrowings outstanding, there is market risk relating to the amount of such borrowings. We have no debt outstanding under our revolving line of credit as of December 31, 2009.

Item 4.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Based on that evaluation, management, including our CEO and our CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1.	Legal Proceedings

Information with respect to legal proceedings is incorporated by reference from Note 11 of our condensed consolidated financial statements included herein.

ITEM 1A.	Risk Factors

Information about risk factors for the three months ended December 31, 2009 does not differ materially from that set forth in Part I, Item1A, of our Annual Report on Form 10-K for the year ended September 30, 2009. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

ITEM 2.	Unregistered Sale of Equity Security and Use of Proceeds

	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October 1 - October 31	1,403		$36.16	—	—
November 1 - November 30	—		$—	—	—
December 1 - December 31	9		$36.16	—	—

Total	1,412	(1)	$36.16	—	—

(1)	Represents shares repurchased during the quarter for taxes due on restricted stock vestings.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

Amended and Restated Bylaws

On and effective February 11, 2010, the Board of Directors of the Company approved the amendment and restatement of the Amended and Restated Bylaws of the Company in order to formally provide for the position of President of the Company and to describe such officer’s powers and responsibilities. The foregoing description of the amendment and restatement of the Company’s Bylaws is qualified in its entirety by reference to the Amended and Restated bylaws of the Company, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 3.1 and is incorporated by reference herein.

2010 Annual Meeting of the Shareholders Results and Related Matters

On February 12, 2010, Mr. Frank A. Stasiowski, one of the Company’s directors, informed the Company that he had decided not to stand for reelection at the Company’s 2010 Annual Meeting of the Shareholders (the “Annual Meeting”). As a result of Mr. Stasiowski’s decision, the Company did not submit to a vote, at its Annual Meeting, its proposal to reelect Mr. Stasiowski.

At the Annual Meeting of Shareholders held on February 13, 2010, the shareholders elected seven directors to hold office until the next annual meeting of shareholders.

There were 5,363,316 shares of common stock entitled to vote at the meeting and a total of 4,009,503 shares 74.76% were represented at the meeting.

The following table shows the votes cast “for” and “against” each nominee, as well as those that abstained.

DIRECTOR	FOR	AGAINST	ABSTAIN
John B. Zumwalt, III	1,812,415	1,987,220	209,868
Robert J. Paulsen	2,926,066	821,021	262,416
Joel H. Bennett	2,724,497	837,654	447,352
Richard J. Dobkin	2,940,649	660,619	408,235
Robert E. Klatell	2,487,697	1,011,825	509,981
Judy A. Mitchell	2,661,880	893,670	453,953
Wayne J. Overman	2,984,304	805,757	219,442
William D. Pruitt	3,432,930	465,728	110,845

On and effective February 13, 2010, consistent with the results of the election of directors at the Annual Meeting, the Board of Directors of the Company reduced the number of directors of the Company from nine to seven. Also on February 13, 2010, Mr. John B. Zumwalt, III resigned from his position as the Chief Executive Officer of the Company, effective as of March 1, 2010, subject to execution of a mutually acceptable separation agreement with the Company. In order to fill the vacancies created by these actions, the Board of Directors appointed Mr. Robert J. Paulsen to serve as the Chairman of the Board and, effective upon Mr. Zumwalt’s resignation, as the Chief Executive Officer of the Company during the Chief Executive Officer search process.

Mr. Paulsen, age 57, has served as the President of the Company since January 2009. Prior to such time, he served as President and Chairman, Chief Operating Officer and National Director of Transportation Services of the Company’s subsidiary, Post, Buckley, Schuh and Jernigan, Inc. Mr. Paulsen joined the Company in 1986, has been an officer of the Company since 1993, and a director of the Company since 2000. Prior to his appointment as the Chairman of the Board, Mr. Paulsen served as the Vice-Chairman of the Board. Additional information concerning Mr. Paulsen is contained in the Company’s Proxy Statement for the Annual Meeting and is hereby incorporated by reference there to.

ITEM 6.	Exhibits

A list of exhibits to this Quarterly Report on Form 10-Q is set forth in the Exhibit Index appearing elsewhere in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The PBSJ Corporation
(Registrant)

Dated: February 16, 2010	/S/ JOHN B. ZUMWALT III
John B. Zumwalt
Chief Executive Officer

Dated: February 16, 2010	/S/ DONALD J. VRANA
Donald J. Vrana
Senior Vice President, Treasurer and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Bylaws

23.1	Consent of Willamette Management Associates.

23.2	Consent of Matheson Financial Advisors, Inc..

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.