Form 10-Q
period 2010-03-31
PBSJ CORP /FL/
filed 2010-05-17
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if Smaller Reporting Company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of April 30, 2010, there were 16,538,927 shares of Common Stock Class A, $0.00067 par value per share, outstanding.

THE PBSJ CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

THE PBSJ CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	March 31, 2010	September 30, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,839	$22,253
Marketable equity securities at fair value	—	3,762
Accounts receivable, net	90,319	107,838
Unbilled fees, net	83,187	86,041
Other current assets	10,374	12,530

Total current assets	187,719	232,424
Property and equipment, net	35,442	34,887
Cash surrender value of life insurance	12,835	8,100
Deferred income taxes	11,443	4,000
Goodwill	30,607	30,607
Intangible assets, net	8,437	9,861
Other assets	3,139	3,396

Total assets	$289,622	$323,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$107,524	$134,701
Stock redemption payable	—	12,705
Current portion of long-term debt and capital leases	3,795	787
Accrued vacation	12,879	13,608
Billings in excess of costs	9,038	8,456
Deferred income taxes	18,284	14,994

Total current liabilities	151,520	185,251
Long-term debt and capital leases, less current portion	12,016	12,387
Deferred compensation	14,301	13,434
Other liabilities	37,232	35,058

Total liabilities	215,069	246,130

Stockholders’ Equity:
Common stock Class A, par value $0.00067, 45,000,000 shares authorized, 16,528,968 and 16,502,370 shares issued and outstanding at March 31, 2010 and September 30, 2009 (1)	4	4
Common stock Class B, non-voting, par value $0.00067, 15,000,000 shares authorized, no shares issued or outstanding at March 31, 2010 and September 30, 2009 (1)	—	—
Preferred stock, par value $0.001, 30,000,000 shares authorized, no shares issued or outstanding at March 31, 2010 and September 30, 2009 (1)	—	—
Retained earnings	74,899	77,141
Accumulated other comprehensive (loss)/income	(350)	4
Employee shareholder loan, unearned compensation and other	—	(4)

Total stockholders’ equity	74,553	77,145

Total liabilities and stockholders’ equity	$289,622	$323,275

(1)

The number of shares authorized and outstanding as of March 31, 2010 and September 30, 2009 have been restated to reflect the increase in shares authorized on April 12, 2010 and the 3-for-1 stock split on April 15, 2010. For additional information see Note 13 “Subsequent Events”.

See notes to condensed consolidated financial statements.

THE PBSJ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenue	$170,704	$206,201	$352,176	$374,936
Cost of revenue	153,837	180,692	320,287	330,612

Gross profit	16,867	25,509	31,889	44,324

General and administrative expenses	19,202	17,177	36,915	30,321

(Loss)/income from operations	(2,335)	8,332	(5,026)	14,003

Other income/(expense):
Interest expense	(102)	(238)	(374)	(666)
Other income, net	33	19	679	30
(Loss)/gain on interest rate swap	(206)	17	(165)	(1,420)

Total other income/(expense)	(275)	(202)	140	(2,056)

(Loss)/income before income taxes	(2,610)	8,130	(4,886)	11,947

(Benefit)/provision for income taxes	(873)	3,847	(1,514)	5,727

Net (Loss)/Income	$(1,737)	$4,283	$(3,372)	$6,220

Net (Loss)/Income per share:
Basic (1)	$(0.11)	$0.25	$(0.22)	$0.37

Diluted (1)	$(0.11)	$0.25	$(0.22)	$0.36

Weighted Average Shares Outstanding:
Basic (1)	15,600	16,926	15,576	16,782

Diluted (1)	15,600	17,436	15,576	17,292

(1)

Net (loss)/income per share and weighted average shares outstanding for the periods ending March 31, 2010 and March 31, 2009 have been restated to reflect the 3-for-1 stock split on April 15, 2010. For additional information see Note 13 “Subsequent Events”.

See notes to condensed consolidated financial statements.

THE PBSJ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Six Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net (loss)/income	$(3,372)	$6,220
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	6,220	6,592
Increase in cash surrender value of life insurance	(522)	—
Loss on disposition of property and equipment	28	84
(Gain)/loss, other	(447)	1,420
Benefit for deferred income taxes	(3,813)	(7,445)
Excess tax benefit on vesting of restricted stock	(346)	(861)
Changes in:
Operating working capital	(5,281)	(868)
Non-current assets and liabilities	4,478	468

Net cash (used in)/provided by operating activities	(3,055)	5,610

Cash Flows from Investing Activities:
Investment in life insurance policies	(4,213)	(3,471)
Purchases of marketable equity securities	—	(2,896)
Proceeds from cash surrender of life insurance policies	—	3,964
Acquisitions and purchase price adjustments, net of cash acquired	—	(2,061)
Proceeds from the sale of marketable equity securities	3,876	5
Proceeds from the sale of property and equipment	99	—
Purchases of property and equipment	(5,352)	(6,021)

Net cash used in investing activities	(5,590)	(10,480)

Cash Flows from Financing Activities:
Borrowings under line of credit	47,764	116,000
Payments under line of credit	(44,704)	(116,519)
Principal payments under notes, mortgage payable and capital leases	(423)	(427)
Proceeds from refinance of mortgage note, net of cost	—	13,485
Payoff of existing mortgage note	—	(6,354)
Proceeds from loans against cash surrender life insurance policies	—	4,027
Excess tax benefit on vesting of restricted stock	346	861
Proceeds from sale of common stock and collection of employee shareholders’ loans	4	2,940
Payments for repurchase of common stock	(12,756)	(5,819)

Net cash (used in)/provided by financing activities	(9,769)	8,194

Net (decrease)/increase in cash and cash equivalents	(18,414)	3,324
Cash and cash equivalents at beginning of period	22,253	4,049

Cash and cash equivalents at end of period	$3,839	$7,373

Cash paid for interest	$535	$640
Cash paid for income taxes	$1,398	$287

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present the financial position of The PBSJ Corporation, its consolidated subsidiaries and PBS&J Caribe, LLP, PBS&J Caribe Engineering Services, C.S.P. and PBS&J, P.A., its consolidated affiliates (collectively the “Company”) as of March 31, 2010, and the results of operations and cash flows have been included. All material inter-company transactions and accounts have been eliminated. The results of operations for the three and six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

The Company evaluated events and transactions occurring after March 31, 2010 and through the issuance of the financial statements.

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

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The September 30, 2009 valuation resulted in a stock price of $39.31. This stock price was utilized to record stock grants that occurred during the second quarter of fiscal year 2010. The material assumptions used by the two independent appraisers to determine the stock value at September 30, 2009, were as follows:

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

On April 12, 2010, the Company effected a 3-for-1 split of the Class A common stock effective April 15, 2010. See Note 13 “Subsequent Events” below. Adjusting the September 30, 2009 valuation for purposes of the 3-for-1 split, as if it had already occurred on September 30, 2009, would have resulted in an adjusted share price of $13.10 per share. A 10% increase or decrease in any of the assumptions above would result in a range of Class A common stock prices from $11.79 to $14.41.

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

In the second quarter of fiscal 2010, before the expected opening of the Company’s stock trading window, the Company announced it was considering alternatives for raising cash. As a result, the Company postponed the expected opening of the stock window during the second quarter of 2010 and has engaged independent appraisers to perform a valuation as of March 31, 2010. This valuation is expected to be completed by the end of the third quarter.

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

At September 30, 2009, the Company had a liability of $12.7 million and a promissory note of $1.8 million for repurchases during fiscal year 2009 reflected in stock redemption payable and other liabilities, respectively, in the accompanying condensed consolidated balance sheet. During the first quarter of fiscal 2010, the Company paid all of the stock redemption payable at September 30, 2009. There were no stock redemptions of Class A common stock during the second quarter of fiscal 2010. There was no outstanding balance at March 31, 2010 for redemptions payable.

Basic and Diluted Earnings per Share

On April 12, 2010, the Company filed Articles of Amendment to its Amended and Restated Articles of Incorporation to increase the authorized number of Class A common stock from 15,000,000 to 45,000,000, and to effect a 3-for-1 split of the Class A common stock effective April 15, 2010. See Note 13 “Subsequent Events” below. The share data in the following table and the related disclosures regarding Class A common stock are presented on a post-split basis for all periods.

	Three Months Ended March 31,		Six Months Ended March 31,
(Shares in thousands)	2010	2009	2010	2009
Weighted average shares outstanding - Basic	15,600	16,926	15,576	16,782
Effect of dilutive unvested restricted stock (1)	—	510	—	510

Weighted average shares outstanding - Diluted	15,600	17,436	15,576	17,292

(1)	For the three months and six months ended March 31, 2010, unvested restricted stock of approximately 234,000 shares and 193,000, respectively were excluded from the computation of diluted earnings per share due to their anti-dilutive impact.

Marketable Equity Securities

Marketable equity securities consist of investments in mutual funds that are considered available-for-sale securities and are recorded at fair value. Changes in unrealized gains and losses for available-for-sale securities are charged or credited as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings. Investment security transactions are recorded on a trade date basis. The cost basis of investments sold is determined by the specific identification method. The Company sold its marketable equity securities during the three months ended December 31, 2009, and used the proceeds to purchase life insurance policies. Proceeds and net realized gains from sales of available-for-sale securities were $3.9 million and $0.6 million, respectively, for the six months ended March 31, 2010. The Company’s marketable equity securities held at September 30, 2009, were not in an unrealized loss position. The following is a summary of the Company’s marketable equity securities at September 30, 2009:

	As of September 30, 2009
(Dollars in thousands)	Cost	Unrealized Gain	Fair Value
Mutual funds	$3,262	$500	$3,762

Total	$3,262	$500	$3,762

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ investment and minimum pension liability that, under GAAP, are excluded from net income.

The components of comprehensive income are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2010	2009	2010	2009
Net (loss)/income	$(1,737)	$4,283	$(3,372)	$6,220
Other comprehensive income:
Minimum pension liability adjustment, net of tax	(24)	(84)	(48)	(64)
Unrealized gain on marketable equity securities, net of tax	2	46	2	46
Reclassification to earnings – gain on marketable equity securities, net of tax	—	—	(308)	—

Total comprehensive (loss)/income	$(1,759)	$4,245	$(3,726)	$6,202

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standard Update 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amends ASC 855, Subsequent Events to remove the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. In addition, ASU 2010-09 clarifies the reissuance disclosure provision related to subsequent events. ASU 2010-09 is effective immediately for financial statements that are issued or revised. The Company adopted the provisions of ASU 2010-09 in the second quarter of fiscal 2010. Because this update affects the disclosure and not the accounting treatment for subsequent events, the adoption of this provision did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-6, Improving Disclosures about Fair Value Measurements, (“ASU 2010-06”). ASU 2010-06 provides amendments to FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall, to require expanded disclosures in financial statements about fair value measurements including additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy, and provides clarification to existing FASB guidance concerning the level of detail at which fair value disclosures should be made. The new disclosure standards became effective for the Company for the second quarter of fiscal 2010. Because this update affects disclosure and not the accounting treatment for fair value measurements, the adoption of this provision did not have a material impact on the Company’s consolidated financial statements. The requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 rollforward becomes effective for the Company’s fiscal year beginning October 1, 2010. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standard Update 2009-13, Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 amends FASB ASC 605, Revenue Recognition and impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units for accounting purposes. Additionally, ASU 2009-13 modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. ASU 2009-13 is effective for the Company’s fiscal year beginning October 1, 2011. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

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

In April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP 141(R)-1”). This guidance is included in FASB ASC 805-20, Business Combinations. FSP 141(R)-1 amends and clarifies SFAS No. 141(R) to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for business combinations occurring in the first quarter of fiscal 2010. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, (“SFAS 141(R)”). This guidance is included in FASB ASC 805-10, Business Combinations. The objective of SFAS 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Company is required to adopt the recognition and related disclosure provisions of SFAS 141(R) beginning with interim periods of fiscal year ending September 30, 2010. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). This guidance is included in FASB ASC 820, Fair Value Measurements and Disclosures. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. At the beginning of fiscal 2009, the Company partially adopted SFAS 157 as allowed by FASB Staff Position, (“FSP, 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarified the application of SFAS 157 in inactive markets, was issued in October 2008 and was effective with the adoption of SFAS 157. Beginning with the first quarter of fiscal 2009, the Company applied the provisions of SFAS 157 to its financial instruments and non-financial instruments which are disclosed on a recurring basis, and the impact was not material. Under FSP 157-2, the Company was not required to apply SFAS 157 to all nonfinancial assets and liabilities until the beginning of fiscal 2010. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

2. Fair Value Measurement

As of March 31, 2010, the Company held assets that are required to be measured at fair value on a recurring basis. The following tables present information on these assets as well as the fair value hierarchy used to determine the fair value as of March 31, 2010 and September 30, 2009:

		Fair Value Measurements at March 31, 2010
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Liabilities
Interest rate swap liability	$968	$—	$968

Total	$968	$—	$968

		Fair Value Measurements at September 30, 2009
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Marketable equity securities	$3,762	$3,762	$—

Total	$3,762	$3,762	$—

Liabilities
Interest rate swap liability	$1,027	$—	$1,027

Total	$1,027	$—	$1,027

The fair value of the interest rate swap liability is estimated using industry standard valuation models that utilize market-based observable inputs including interest rate curves. The earnings impact of the interest rate swap was a net loss of $0.2 million and a net gain of $17,000 for the three months ended March 31, 2010 and 2009, respectively, and a net loss of $0.2 million and $1.4 million, for the six months ended March 31, 2010 and 2009, respectively. The marketable equity securities included investments in mutual funds for which quoted market prices were available on active markets. The Company sold marketable equity securities during the first quarter of fiscal year 2010, received proceeds of $3.9 million and recognized net realized gains from the sales of $0.6 million for the six months ended March 31, 2010.

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

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Cash Surrender Value of Life Insurance

The Company is the beneficiary of corporate-owned life insurance policies on certain current and former employees with a net cash surrender value of $12.8 million and $8.1 million at March 31, 2010 and September 30, 2009, respectively.

In December 2009, the Company purchased $4.0 million in new life insurance policies using the proceeds from the sale of marketable equity securities. In December 2008, the Company received proceeds of $4.0 million through loans against the cash value of its life insurance policies. The loan balance is recorded net against the cash surrender value of life insurance in the accompanying condensed consolidated balance sheet at March 31, 2010. Additionally, in December 2008, the Company surrendered certain life insurance policies and received proceeds of $4.0 million, all of which was used to purchase a new life insurance policy.

4. Acquisitions

On December 31, 2008, the Company acquired 100% of the issued and outstanding shares of capital stock of Peter R. Brown Construction, Inc., (“Peter Brown”), for an aggregate purchase price of $16.0 million, composed of $12.0 million in cash, or $1.6 million net of cash acquired, and 137,741 shares of the Company’s Class A common stock then valued at $4.0 million.

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

(Dollars in thousands, except per share amounts)	Six Months Ended March 31, 2009 Pro Forma
Total revenues	$421,016

Net income	$8,726

Basic earnings per share (1)	$0.51

Diluted earnings per share (1)	$0.50

Weighted average shares outstanding (1):
Basic	16,956

Diluted	17,466

(1)	Basic and diluted earnings per share and weighted average shares outstanding have been restated to reflect the 3-for-1 stock split on April 15, 2010. For additional information see Note 13 “Subsequent Events”.

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Intangible Assets

Intangibles assets consisted of the following:

		March 31, 2010
(Dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization
Amortizable
Client list	4 – 10 years	$6,413	$2,866
Backlog	1 – 3 years	7,819	6,829
Website	7 years	200	200
Employee agreements	3 years	67	67
Non-amortizable
Trade names		3,900	—

		$18,399	$9,962

		September 30, 2009
(Dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization
Amortizable
Client list	4 – 10 years	$6,413	$2,220
Backlog	1 – 3 years	7,819	6,056
Website	7 years	200	195
Employee agreements	3 years	67	67
Non-amortizable
Trade names		3,900	—

		$18,399	$8,538

Intangible asset amortization expense totaled approximately $0.7 million and $1.3 million for the three months ended March 31, 2010 and 2009, respectively, and $1.4 million for each of the six month periods ended March 31, 2010 and 2009.

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Long-Term Debt

Long-term debt, including the respective current portions, consisted of the following:

(Dollars in thousands)	March 31, 2010	September 30, 2009
Line of credit	$3,060	$–
Mortgage note payable	12,693	13,033
Capital lease obligation	58	141

	15,811	13,174

Less current portion of long-term debt	3,740	680
Less current portion of capital lease obligations	55	107

	3,795	787

Long-term debt and capital lease obligations	$12,016	$12,387

The Company has a $60.0 million line of credit agreement with Bank of America, N.A., with a maturity date of October 2011. The line of credit agreement provides for the issuance of letters of credit which reduce the maximum amount available for borrowing. As of March 31, 2010 and September 30, 2009, the Company had outstanding letters of credit totaling $4.3 million and $4.4 million, respectively. Included in the March 31, 2010 and September 30, 2009 balances was a $3.6 million letter of credit relating to a bank guarantee to a client in Doha, Qatar. As a result of the issuance of these letters of credit and outstanding borrowings, the maximum amount available for borrowing under the line of credit was $52.7 million and $55.6 million as of March 31, 2010 and September 30, 2009, respectively.

The interest rate on the line of credit was 0.73% and 0.75% at March 31, 2010 and September 30, 2009, respectively, and is either LIBOR plus 50 basis points (currently in use) or Prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The rate increases to LIBOR plus 75 basis points or Prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The line of credit is collateralized by substantially all of the Company’s assets. The Company was in compliance with all financial covenants under the line of credit as of March 31, 2010.

In October 2008, the Company refinanced a mortgage note with a new seven-year mortgage note in the amount of $13.6 million due in monthly installments, including interest, over a twenty year period with a balloon payment due on November 1, 2015. The interest rate was 2.50% at March 31, 2010. In connection with this mortgage, the Company entered into an interest rate swap agreement (“Swap”) discussed in Note 7 “Interest Rate Swap” below. The mortgage note includes the same financial covenants as the line of credit. The mortgage note is collateralized by the office building located in Orlando, Florida. The Company was in compliance with all financial covenants of the mortgage as of March 31, 2010.

The Company’s capital leases primarily relate to equipment. The interest rates used in computing the minimum lease payments range from 2.35% to 5.07%. The leases were capitalized at the lower of the present value of minimum lease payments or the fair market value of the equipment at the inception of the lease.

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Interest Rate Swap

In connection with the refinancing of the mortgage in October 2008, the Company entered into a Swap to manage the cash flow risk associated with changing interest rates related to its mortgage. The Swap has a notional amount of $13.6 million and effectively converts the floating interest rate on the mortgage note to a fixed rate of 6.2%. The Swap does not qualify as an accounting hedge and, therefore, the change in the fair value of the Swap, which is adjusted monthly, is recorded as a gain or a loss on the interest rate swap in the Company’s condensed consolidated statements of operations. The fair value of the Swap was a liability of approximately $1.0 million at March 31, 2010 and September 30, 2009, and is included in other liabilities in the accompanying condensed consolidated balance sheets. The earnings impact of the interest rate swap was a net loss of $0.2 million and net gain of $17,000 for the three months ended March 31, 2010 and 2009, respectively, and a net loss of $0.2 million and $1.4 million for the six months ended March 31, 2010 and 2009, respectively.

8. Income Taxes

The income tax (benefit)/provision was $(0.9) million and $3.8 million, which represented effective tax rates of 33.4% and 47.3%, for the three months ended March 31, 2010 and 2009, respectively. For the six months ended March 31, 2010 and 2009, the income tax (benefit)/provision was $(1.5) million and $5.7 million, which represented effective tax rates of 31.0% and 47.9%, respectively.

The Company recorded a valuation allowance against its deferred tax assets of approximately $0.4 million and $0.2 million on the deferred tax assets in Puerto Rico for the periods ended March 31, 2010 and September 30, 2009, respectively.

As of March 31, 2010, the Company had total unrecognized tax benefits of $13.9 million. During the three months ended March 31, 2010, there were no significant changes in these tax positions to the current or prior reporting periods, changes in settlements with taxing authorities, nor as a result of the lapse of any applicable statutes of limitations.

The Company believes it is reasonably possible that the liability for unrecognized tax benefits at March 31, 2010, may decrease by approximately $1.6 million due to the completion of examinations or the expiration of the statute of limitations within 12 months of March 31, 2010.

The Company recognizes interest and penalties, if applicable, related to unrecognized tax benefits within the provision for income taxes in its condensed consolidated statements of operations. During the six months ended March 31, 2010 and 2009, the Company accrued interest of approximately $0.3 million and $0.4 million, respectively, related to unrecognized tax benefits. As of March 31, 2010 and September 30, 2009, the Company accrued approximately $1.2 million and $0.9 million, respectively, in interest related to unrecognized tax benefits.

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Stock Compensation

Stock compensation consists of restricted stock awards offered throughout the year and is intended to provide long-term incentives to key employees.

Information regarding restricted shares follows:

	Restricted Stock Units(1)	Weighted Average Grant-Date Fair Value (1)
Unvested at September 30, 2009	962,154	$7.76
Granted	57,645	12.75
Vested	(129,243)	7.93
Forfeited	(32,256)	9.49

Unvested at March 31, 2010	858,300	8.01

	Restricted Stock Units(1)	Weighted Average Grant-Date Fair Value(1)	Unrecognized Compensation Cost	Remaining Weighted Average Period (in years)
Type of award at March 31, 2010:
Retention	511,950	$9.21	$2,753,593	2.8
Acquisition	58,962	9.71	525,311	2.0
KERP	169,278	8.63	1,004,997	8.6
Other	118,110	1.07	13,559	3.8

	858,300	8.01	$4,297,460	3.7

(1)	The restricted stock units and weighted average grant-date fair value have been restated to reflect the 3-for-1 stock split on April 15, 2010. For additional information see Note 13 “Subsequent Events”.

The weighted average grant-date fair value of shares granted during the six months ended March 31, 2010 and 2009 was $12.75 and $9.71, respectively. The total fair value of shares vested, on the vesting dates, for the six months ended March 31, 2010 and 2009 was $1.0 million and $0.2 million, respectively. The total amount of compensation expense recognized under these agreements during the three and six months ended March 31, 2010 and 2009, was $0.4 million and $0.4 million, and $0.8 million and $0.6 million, respectively, and was included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The income tax benefit related to compensation expense under these agreements was $0.2 million for each of the three month periods ended March 31, 2010 and 2009, and $0.3 million for each of the six month periods ended March 31, 2010 and 2009, respectively.

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Commitments and Contingencies

Employment and Related Party Agreements. The Company has entered into agreements with certain of its executive officers and directors as described in the Company’s Proxy Statement for the 2010 Annual Meeting which was filed with the SEC on January 25, 1010. See also Note 12 “Related Party Transactions” for a description of agreements the Company has entered into with other related parties.

Leases. The Company is obligated under various non cancelable leases for office facilities, furniture, and equipment. Certain leases contain renewal options, escalation clauses and payment of certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties.

Self-Insurance. The Company is self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. The Company also maintains a stop loss insurance policy with a third party insurer to limit the Company’s exposure to individual and aggregate claims made. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates of incurred but not reported claims, net of payments made. The professional liability coverage is on a “claims-made basis” meaning the coverage applies to claims made during a policy year regardless of when the causative action took place. All other coverages are “occurrence-basis” meaning that the policy in place when the injury or damage occurred is the policy that responds regardless of when the claim is made. The professional liability limits per policy year are $60 million with a per claim deductible of $125,000 plus an annual aggregate retention of $3 million. This coverage would also cover the Company for a claim against a subcontractor of the Company. At March 31, 2010 and September 30, 2009, the Company had total self-insurance accruals reflected in accrued expenses and other current liabilities in the consolidated balance sheets of $2.2 million and $2.1 million, respectively. These estimates are subject to variability due to changes in trends of losses for outstanding claims and incurred but not recorded claims, including external factors such as future inflation rates, benefit level changes and claim settlement patterns.

Performance Bonds. In certain circumstances, the Company is required to provide performance and payment bonds in connection with contractual commitments. These bonds are obtained from surety companies. The Company is required to indemnify the surety companies for any expenses paid out under these performance bonds. At March 31, 2010, the costs to complete on the Company’s $346.2 million outstanding bid, performance and payment bonds were $130.6 million.

Legal Proceedings. As of March 31, 2010, there were various legal proceedings pending against the Company, where plaintiffs allege damages resulting from the Company’s services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract. The Company accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. As of March 31, 2010 and September 30, 2009, the Company had accruals of approximately $5.2 million and $3.7 million, respectively, for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable and can be reasonably estimated. The Company expects to pay these liabilities over the next one to three years. Management believes that the disposition of these matters will not have a material impact on the Company’s financial position, cash flows, liquidity or results of operations.

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

FCPA Investigation. As previously reported, an internal investigation has been conducted by the Audit Committee of the Board of Directors to determine whether any laws, including the Foreign Corrupt Practices Act (“FCPA”), may have been violated in connection with certain projects undertaken by PBS&J International, Inc., one of the Company’s subsidiaries with revenue of $4.3 million in fiscal year 2008 and $3.9 million in fiscal year 2009, in certain foreign countries (the “International Operations”). The Audit Committee completed the internal investigation in May 2010. The results of that investigation suggest that FCPA violations may have occurred. However, the investigation did not result in a conclusion that any violation extends beyond the International Operations or that members of the Company’s executive management were involved in criminal conduct. The Company has voluntarily disclosed this matter to the Department of Justice and to the Securities and Exchange Commission, and is cooperating fully with their review. The FCPA (and related statutes and regulations) provides for potential monetary penalties, criminal and civil sanctions, and other remedies. The Company is unable to estimate the potential penalties that might be assessed for any FCPA violations and accordingly, no provision has been made in the accompanying condensed consolidated financial statements.

11. Segment Reporting

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

Construction Management includes the operations of Peter Brown, which provides construction management at risk services focusing primarily on building schools, jails, higher education facilities and institutional buildings. This segment had no results of operations in the first quarter of fiscal year 2009 as the Company acquired Peter Brown on December 31, 2008. The Peter Brown results of operations are included in the Company’s condensed consolidated financial statements beginning on that date.

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

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Information relating to the Company’s reportable segments is as follows:

(Dollars in thousands) (Unaudited)	Consulting Services	Construction Management	Other	Total
Three Months Ended March 31, 2010
Revenue	$138,560	$27,679	$4,465	$170,704
Cost of revenue	121,198	26,080	6,559	153,837
Gross profit/(loss)	17,362	1,599	(2,094)	16,867
Income/(loss) from operations	17,362	1,599	(21,296)	(2,335)
Depreciation and amortization	2,272	37	682	2,991
Purchases of property and equipment	991	2	761	1,754
Total assets as of March 31, 2010	187,285	38,679	63,658	289,622

Three Months Ended March 31, 2009
Revenue	$159,374	$43,055	$3,772	$206,201
Cost of revenue	134,447	40,821	5,424	180,692
Gross profit/(loss)	24,927	2,234	(1,652)	25,509
Income/(loss) from operations	24,927	2,234	(18,829)	8,332
Depreciation and amortization	1,100	43	2,786	3,929
Purchases of property and equipment	924	31	1,265	2,220
Total assets as of September 30, 2009	183,568	63,499	76,208	323,275

Six Months Ended March 31, 2010
Revenue	$276,757	$64,624	$10,795	$352,176
Cost of revenue	245,319	61,380	13,588	320,287
Gross profit/(loss)	31,438	3,244	(2,793)	31,889
Income/(loss) from operations	31,438	3,244	(39,708)	(5,026)
Depreciation and amortization	3,253	60	2,781	6,094
Purchases of property and equipment	2,839	2	2,511	5,352
Total assets as of March 31, 2010	187,285	38,679	63,658	289,622

Six Months Ended March 31, 2009
Revenue	$323,002	$43,055	$8,879	$374,936
Cost of revenue	279,325	40,821	10,466	330,612
Gross profit/(loss)	43,677	2,234	(1,587)	44,324
Income/(loss) from operations	43,677	2,234	(31,908)	14,003
Depreciation and amortization	2,209	43	4,304	6,556
Purchases of property and equipment	2,600	31	3,390	6,021
Total assets as of September 30, 2009	183,568	63,499	76,208	323,275

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

12. Related Party Transactions

In July 2007, pursuant to the Company’s bylaws, the Company did not exercise its right of first refusal to repurchase the shares offered for redemption by John Shearer, the Company’s former National Service Director and Senior Vice President. In accordance with the Company’s bylaws, the shares were next offered to the Company’s ESOP plan. The ESOP plan agreed to repurchase 165,290 shares (before the stock split which became effective on April 15, 2010) over the course of five years. As of March 31, 2010, there are two remaining equal annual installments of 33,261 shares, before the stock split which became effective on April 15, 2010, (100,863 after the stock split which became effective on April 15, 2010) that will be repurchased by the ESOP during the open stock window in each fiscal year beginning with fiscal year 2010 at a price per share established by future valuations of the Company’s shares.

At the Company’s 2008 annual shareholders’ meeting, shareholders approved the ESPP, which allows a lay-away plan for purchases at 90% of the fair market value of the Company’s shares during the next open window for stock purchases. Employees who have been employed a minimum of three months may elect to set aside funds to purchase stock through automatic payroll deductions. The amounts withheld were approximately $0.8 million and $0.5 million as of March 31, 2010 and September 30, 2009, respectively, and is included in accounts payable, accrued expenses and other current liabilities of the accompanying condensed consolidated balance sheets.

In August 2008, the Company delivered a promissory note to Todd Kenner in the amount of $2.0 million for the repurchase of vested restricted stock. The promissory note bears interest at the prime rate plus 1% (4.25% at March 31, 2010 and September 30, 2009), is adjusted on December 31 of each year. Payments on the promissory note are due quarterly beginning October 1, 2008 through September 1, 2011. The balance of the promissory note was $1.1 million and $1.4 million at March 31, 2010 and September 30, 2009, respectively, and is included in other liabilities of the accompanying condensed consolidated balance sheets.

In December 2008, the Company delivered a promissory note to Richard Karasiewicz in the amount of $2.1 million for the repurchase of shares accrued and reflected in stock redemption payable as of September 30, 2008. The promissory note bears interest at the prime rate plus 1% and is adjusted on December 31 of each year. Payments on the promissory note are due quarterly beginning January 1, 2009 through October 1, 2013. The balance of the promissory note was $1.6 million and $1.8 million at March 31, 2010 and September 30, 2009, respectively, and is included in other liabilities of the accompanying condensed consolidated balance sheets.

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

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

In February 2010, John Zumwalt, III, a former director of the Company and the former Chief Executive Officer of the Company, submitted his written resignation. The Company and Mr. Zumwalt entered into a Separation Agreement and Release (“Zumwalt Separation Agreement”) effective as of March 1, 2010. Under the terms of the Zumwalt Separation Agreement, the Company agreed to pay Mr. Zumwalt a cash severance benefit of $0.9 million over a twenty-four month period, paid a lump sum benefit of $0.3 million, agreed to pay the value of the accumulated benefits, which as of March 31, 2010 was $0.9 million adjusted for investment earnings or losses and any expenses allocated to his account under the PBSJ Corporation Key Employee Capital Accumulation Plan through the end of the sixth month following the termination agreement, agreed to redeem Mr. Zumwalt’s 1,526 shares of vested restricted stock for $39.31 per share (before the stock split which became effective on April 15, 2010) in a lump sum payment during the next open trading window, agreed to redeem Mr. Zumwalt’s 48,031 shares of stock beneficially owned (before the stock split which became effective on April 15, 2010; 144,093 shares after the stock split) under the PBSJ Employee Profit Sharing and Stock Ownership Plan (the “401(k) ESOP”) during the next open trading window in accordance with the terms of the 401(k) ESOP at the price per share at which other shares of the Company’s common stock in the 401(k) ESOP are sold during that open trading window and agreed to pay a consulting fee equal to $0.1 million payable in three equal consecutive monthly installments over a three-month period commencing April 1, 2010. The balance of non-equity amounts remaining to be paid was approximately $1.0 million as of March 31, 2010 and is included in accounts payable, accrued expenses and other current liabilities of the accompanying condensed consolidated balance sheets.

13. Subsequent Events

During the second quarter of fiscal 2010, the Company postponed the expected opening of its stock window. To accommodate the employees who were planning to sell their shares during the stock window, the Company offered current and past employees other than its directors or officers, the option to borrow from the Company an amount equal to the dollar amount obtained by multiplying the number of shares owned outright by the employee by 75% of the most recent stock value, or $29.48 per share before the stock split which became effective on April 15, 2010, up to a maximum of $200,000. These loans are secured by the Company stock. The loans totaled $4.0 million and were funded on April 8, 2010. The loans will be repaid to the Company when the employee can sell their stock during the next open stock window. Any balance due to the employee due to the change in the stock price will be paid at that time. The Company expects to open its fiscal year 2010 stock window no later than the fourth quarter of fiscal 2010.

On April 12, 2010, the Company filed Articles of Amendment to its Amended and Restated Articles of Incorporation with the Department of State of the State of Florida in order to effect a division (the “Stock Split”) of the Common Stock, Class A, $0.00067 par value per share (the “Class A Common Stock”), of the Company. As a result of the Stock Split, the 15 million shares of Class A Common Stock authorized for issuance prior to the Stock Split were divided into 45 million shares of Class A common Stock (with no change in par value) and each issued and outstanding share of Class A Common Stock was divided into three shares of Class A Common Stock. In connection with the Stock Split, the Board of Directors of the Company also authorized the amendment of the Company’s Articles of Incorporation to increase the number of the Company’s authorized shares of common stock from 20 million to 60 million, which are divided into 45 million shares of Class A Common Stock and 15 million shares of Class B Common Stock, $0.00067 par value, and increased the number of the Company’s authorized shares of preferred stock, par $0.001, from 10 million to 30 million. The Articles of Amendment became effective on April 15, 2010.

On April 15, 2010, shareholders of record of the Company’s Class A Common stock, par value $0.00067, at the close of business on April 1, 2010 (the record date) received two additional shares of Class A common stock for each share of Class A common stock held on the record date.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase an understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q and the information incorporated by reference in it include and are based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements can sometimes be identified by the fact that they do not relate strictly to historical or current facts and they frequently are accompanied by words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “believes,” “could,” “would,” “should,” “plans,” or “intends” and similar terms and expressions. Examples of forward-looking statements include all statements regarding our expected financial position and operating results, including backlog, our business strategy, our financing plans (including any statements concerning our stock window, stock valuations and consideration of alternatives for addressing the Company’s capital and financing needs) and forecasted demographic and economic trends relating to our industry, and statements relating to our ability to be awarded government contracts, the adoption of certain laws by governmental agencies, our ability to compete effectively with other firms that provide similar services, our ability to attract and retain clients, our ability to achieve future growth and success, our expectations for the public and private sector economic growth, and the outcome of the various on-going government investigations. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot assure you that our expectations in such forward-looking statements will turn out to be correct. Factors that may impact such forward-looking statements include, among others, our ability to attract additional business, the timing of projects and the potential for contract cancellations or delays by our customers, our ability to attract and retain skilled employees, our ability to comply with laws and regulations, our insurance coverage covering certain events, the timing and amount of the spending bills adopted by the federal government and the states, timely billings to our customers and delays in collections of accounts receivable, risks of competition, changes in general economic conditions and interest rates, the risk that the Internal Revenue Service or the courts may not accept the amount or nature of one or more items of deduction, loss, income or gain we report for tax purposes or that any of our customers, including governments, may audit our contracts, including contracts that had been considered settled, significant differences between actual results and estimates of the amount of future funding obligations for our unfunded pension or other benefit plans, including as a result of changes in interest rates or regulatory rulings such as those related to ERISA, and the possible outcome of pending or future litigation, legal proceedings and governmental investigations (including any governmental investigations resulting from our Foreign Corrupt Practices Act internal investigation) and our actions in connection with such litigation, proceedings and investigations, as well as certain other risks including those set forth under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in other reports filed by us with the Securities and Exchange Commission (“SEC”) including without limitation the risk factors contained in our Annual Report on Form 10-K for the year ended September 30, 2009. Additionally, we have announced our intent to seek alternatives for addressing the Company’s capital and financing needs, but no transaction may occur and even if a transaction is undertaken, we cannot be certain of its potential terms, timing or success. All forward-looking statements included herein are only made as of the date such statements are made, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are qualified in their entirety to the cautionary statements set forth above and elsewhere in this Form 10-Q and in other reports filed by us with the SEC.

Actual results could differ materially from those projected in these forward-looking statements as a result of these factors, among others, many of which are beyond our control.

Overview

In this discussion, the use of “Company”, “we”, “our” and “us” refer to The PBSJ Corporation, its consolidated subsidiaries and affiliates.

Business Overview

We are an employee-owned professional services organization that provides a broad range of program management, planning, design, and construction management services to a variety of public and private sector clients. We utilize our expertise in the engineering, planning, management, environmental, architectural and surveying disciplines to address complex problems in each of these basic service areas. We provide these services through our staff of approximately 3,500 professional, technical and support personnel in 97 locations throughout the United States and in the Middle East (United Arab Emirates and Qatar). We believe our multi-disciplinary approach to problems facilitates our ability to effectively meet the needs of our clients.

We have built an organization composed of highly skilled professionals and top-level technical and administrative personnel with a wide variety of scientific, engineering, architectural and management resources. These resources enable us to develop and implement innovative long-term solutions to our clients’ complex problems, many of which are the subject of public concern and extensive governmental regulation.

We derive our revenue from fees for professional, technical, project management and construction services. As a service-based company, we are labor-intensive rather than capital-intensive. Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing contracts, provide outstanding services to our clients and execute projects successfully. As of March 31, 2010, our revenue backlog was approximately $607.0 million compared to $728.3 million as of September 30, 2009, representing a 16.7% decrease.

Cost of revenue is composed of project-related salaries including overhead and fringe benefits, other direct costs and other indirect costs. Project-related salaries including overhead and fringe benefits represent wages earned by our technical personnel as well as administrative and support personnel wages. Other direct costs are primarily composed of subcontractor costs and other direct non-payroll reimbursable charges including travel and travel related costs, blueprints, material and equipment where we are responsible for procurement and management of such cost components on behalf of our clients. Other indirect project-related costs are also included in cost of revenue. Gross profit represents the net effect of revenue less cost of revenue.

We view our short and long-term liquidity as being dependent upon our results of operations, changes in working capital and our borrowing capacity. Our financial results are impacted by appropriations of public funds for infrastructure and other government-funded projects, capital spending levels in the private sector, and the demand for our services in the various engineering markets in which we compete. In the second quarter of fiscal 2010, before the expected opening of our stock trading window, we received redemption requests from holders of more than 20% of our common stock. See Financial Condition and Capital Resources—Capital Resources below for a discussion of various alternatives we are considering in connection with our longer-term liquidity.

Segment Results of Operations

Our two major business segments are consulting services and construction management, representing 81.2%, and 16.2%, respectively, of our revenue for the quarter ended March 31, 2010.

The Consulting Services segment provides a variety of design and related consulting services. Such services include civil design, program management, construction management, planning, surveying, geographic information systems, environmental assessments, engineering design, architectural and interior design, site assessment, and regulatory compliance.

Construction Management includes the operations of Peter Brown Construction, Inc. (“Peter Brown”) which provides construction management at risk services focusing primarily on building schools, jails, higher education facilities and institutional buildings. This segment had no results of operations in the first quarter of fiscal year 2009 as we acquired Peter Brown on December 31, 2008. The Peter Brown results of operations are included in our condensed consolidated financial statements beginning on that date.

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

We evaluate performance based on the operating income/(loss) of the respective operating segment. The discussion that follows is a summary analysis of the primary changes in operating results by reportable segment for the three and six months ended March 31, 2010 and 2009.

Results of Operations

The percentage of revenue represented by the items in our condensed consolidated statements of operations for the three and six months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	90.1	87.6	90.9	88.2

Gross profit	9.9	12.4	9.1	11.8
General and administrative expenses	11.2	8.3	10.5	8.1

(Loss)/income from operations	(1.3)	4.1	(1.4)	3.7
Interest expense	(0.1)	(0.1)	(0.1)	(0.2)
Other, net	—	—	0.1	—
Loss on fixed interest rate swap	(0.1)	—	—	(0.4)

(Loss)/income before income taxes	(1.5)	4.0	(1.4)	3.1
(Benefit)/provision for income taxes	(0.5)	1.9	(0.4)	1.5

Net (loss)/income	(1.0)%	2.1%	(1.0)%	1.6%

A summary of our operating results for the three and six months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2010	2009	2010	2009
Revenue	$170,704	$206,201	$352,176	$374,936
Cost of revenue	153,837	180,692	320,287	330,612

Gross profit	16,867	25,509	31,889	44,324
General and administrative expenses	19,202	17,177	36,915	30,321

(Loss)/income from operations	(2,335)	8,332	(5,026)	14,003
Interest expense	(102)	(238)	(374)	(666)
Other, net	33	19	679	30
(Loss)/gain on fixed interest rate swap	(206)	17	(165)	(1,420)

(Loss)/income before income taxes	(2,610)	8,130	(4,886)	11,947
(Benefit)/provision for income taxes	(873)	3,847	(1,514)	5,727

Net (loss)/income	$(1,737)	$4,283	$(3,372)	$6,220

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue for the three months ended March 31, 2010, decreased by $35.5 million, or 17.2%, to $170.7 million compared to $206.2 million in the corresponding period in fiscal 2009. Approximately half of the decrease in revenue resulted from our Federal disaster response contracts in the Gulf Coast region, which were approaching their completion in fiscal 2010. The remaining decrease in revenue resulted primarily from the completion of projects that were in progress in the comparable quarter of 2009 and delays in new projects as funding from state and local governments continued to decline.

Cost of revenue for the three months ended March 31, 2010, decreased by $26.9 million, or 14.9%, to $153.8 million compared to $180.7 million in the corresponding period in fiscal 2009 primarily due to direct costs decreasing in conjunction with the decrease in revenue. Cost of revenue, as a percentage of revenue increased 2.5% to 90.1% for the three months ended March 31, 2010 compared to 87.6% for the corresponding period in fiscal 2009.

Gross profit for the three months ended March 31, 2010, decreased by $8.6 million, or 33.9%, to $16.9 million compared to $25.5 million in the corresponding period in fiscal 2009. Gross profit, as a percentage of revenue, decreased 2.5% to 9.9% for the three months ended March 31, 2010 compared to 12.4% for the corresponding period in fiscal 2009, for the reasons stated above.

General and administrative expenses for the three months ended March 31, 2010, increased by $2.0 million, or 11.8%, to $19.2 million compared to $17.2 million in the corresponding period in fiscal 2009. The increase in G&A expenses resulted primarily from $2.0 million of costs incurred related to the FCPA investigation discussed in Note 10 “Commitments and Contingencies” and $1.4 million of costs incurred pursuant to severance arrangements.

Income from operations for the three months ended March 31, 2010, decreased by $10.7 million, or 128.0%, to ($2.3) million compared to $8.3 million in the corresponding period in fiscal 2009, for the reasons stated above.

Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

Revenue for the six months ended March 31, 2010, decreased by $22.8 million, or 6.1%, to $352.2 million compared to $374.9 million in the corresponding period in fiscal 2009. Approximately half of the decrease in revenue resulted from our Federal disaster response contracts in the Gulf Coast region, which were approaching their completion in fiscal 2010. The remaining decrease in revenue resulted primarily from the completion of projects that were in progress in the comparable quarter of 2009 and delays in new projects as funding from state and local governments continued to decline.

Cost of revenue for the six months ended March 31, 2010, decreased by $10.3 million, or 3.1%, to $320.3 million compared to $330.6 million in the corresponding period in fiscal 2009 primarily due to direct costs decreasing in conjunction with the decrease in revenue. Cost of revenue, as a percentage of revenue increased 2.7% to 90.9% for the six months ended March 31, 2010 compared to 88.2% for the corresponding period in fiscal 2009. The increase in cost of revenue as a percentage of revenue was impacted by $1.2 million of costs incurred by our international subsidiary for which we were unable to recognize revenue in the first quarter of fiscal 2010 as a result of the FCPA investigation discussed in Note 10 “Commitment and Contingencies”.

Gross profit for the six months ended March 31, 2010, decreased by $12.4 million, or 28.1%, to $31.9 million compared to $44.3 million in the corresponding period in fiscal 2009. Gross profit, as a percentage of revenue, decreased 2.7% to 9.1% for the six months ended March 31, 2010 compared to 11.8% for the corresponding period in fiscal 2009, for the reasons stated above.

General and administrative expenses for the six months ended March 31, 2010, increased by $6.6 million, or 21.7%, to $36.9 million compared to $30.3 million in the corresponding period in fiscal 2009. The increase in G&A expenses resulted primarily from $4.2 million of costs incurred related to the FCPA investigation discussed in Note 10 “Commitments and Contingencies” and $1.6 million of costs incurred pursuant to severance arrangements.

Income from operations for the six months ended March 31, 2010, decreased by $19.0 million, or 135.9%, to ($5.0) million compared to $14.0 million in the corresponding period in fiscal 2009, for the reasons stated above.

Segment Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Consulting Services

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009	$ Change	% Change
Revenue	$138,560	$159,374	$(20,814)	(13.1)%
Cost of revenue	121,198	134,447	(13,249)	(9.9)%

Gross profit	$17,362	$24,927	$(7,565)	(30.3)%

The following table presents the percentage relationship of cost of revenue and gross profit to revenue:

	Three Months Ended March 31,
	2010	2009
Revenue	100.0%	100.0%
Cost of revenue	87.5	84.4

Gross profit	12.5%	15.6%

Revenue in our Consulting Services segment for the three months ended March 31, 2010 decreased by $20.8 million, or 13.1%, to $138.6 million compared to $159.4 million in the corresponding period in fiscal 2009. Approximately half of the decrease in revenue resulted from our Federal disaster response contracts in the Gulf Coast region, which were approaching their completion in fiscal 2010. The remaining decrease in revenue resulted from the completion of projects that were in progress in the comparable quarter of 2009 and delays in new projects as funding from state and local governments continued to decline.

Cost of revenue in our Consulting Services segment for the three months ended March 31, 2010 decreased by $13.2 million, or 9.9%, to $121.2 million compared to $134.4 million in the corresponding period in fiscal 2009 primarily due to direct costs decreasing in conjunction with the decrease in revenue. Cost of revenue as a percentage of revenue increased by 3.1% to 87.5% for the three months ended March 31, 2010 compared to 84.4% for the corresponding period in fiscal 2009.

Gross profit in our Consulting Services segment for the three months ended March 31, 2010 decreased by $7.6 million, or 30.3%, to $17.4 million compared to $24.9 million in the corresponding period in fiscal 2009. Gross profit as a percentage of revenue decreased by 3.1% to 12.5% for the three months ended March 31, 2010, compared to 15.6% for the corresponding period in fiscal 2009, for the reasons stated above.

Construction Management

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009	$ Change	% Change
Revenue	$27,679	$43,055	$(15,376)	(35.7)%
Cost of revenue	26,080	40,821	(14,741)	(36.1)%

Gross profit	$1,599	$2,234	$(635)	(28.4)%

The following table presents the percentage relationship of cost of revenue and gross profit to revenue:

	Three Months Ended March 31,
	2010	2009
Revenue	100.0%	100.0%
Cost of revenue	94.2	94.8

Gross profit	5.8%	5.2%

Revenue in our Construction Management segment for the three months ended March 31, 2010 decreased by $15.4 million, or 35.7%, to $27.7 million compared to $43.1 million in the corresponding period in fiscal 2009. Revenue for the Construction Management segment is generated primarily from the public sector, which comprised 99.2% of the total revenue. The decrease in revenue in the three months ended March 31, 2010 compared to the corresponding period in 2009 resulted from a decline in the volume of new projects as funding from local municipalities and state agencies continued to decline.

Cost of revenue in our Construction Management segment for the three months ended March 31, 2010 decreased by $14.7 million, or 36.1%, to $26.1 million compared to $40.8 million in the corresponding period in fiscal 2009 primarily due to direct costs decreasing in conjunction with the decrease in revenue. Cost of revenue as a percentage of revenue decreased 0.6% to 94.2% for the three months ended March 31, 2010 compared to 94.8% for the corresponding period in fiscal 2009.

Gross profit in our Construction Management segment for the three months ended March 31, 2010 decreased $0.6 million, or 28.4%, to $1.6 million compared to $2.2 million in the corresponding period of fiscal 2009. Gross profit, as a percentage of revenue increased by 0.6% to 5.8% for the three months ended March 31, 2010 compared to 5.2% in the corresponding period in fiscal 2009, for the reasons stated above.

Segment Results of Operations

Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

Consulting Services

	Six Months Ended March 31,
(Dollars in thousands)	2010	2009	$ Change	% Change
Revenue	$276,757	$323,002	$(46,245)	(14.3)%
Cost of revenue	245,319	279,325	(34,006)	(12.2)%

Gross profit	$31,438	$43,677	$(12,239)	(28.0)%

The following table presents the percentage relationship of cost of revenue and gross profit to revenue:

	Six Months Ended March 31,
	2010	2009
Revenue	100.0%	100.0%
Cost of revenue	88.6	86.5

Gross profit	11.4%	13.5%

Revenue in our Consulting Services segment for the six months ended March 31, 2010 decreased by $46.2 million, or 14.3%, to $276.8 million compared to $323.0 million in the corresponding period in fiscal 2009. Approximately half of the decrease in revenue resulted from our Federal disaster response contracts in the Gulf Coast region, which were approaching their completion in fiscal 2010. The remaining decrease in revenue resulted from the completion of projects that were in progress in the comparable six months of 2009 and delays in new projects as funding from state and local governments continued to decline.

Cost of revenue in our Consulting Services segment for the six months ended March 31, 2010 decreased by $34.0 million, or 12.2%, to $245.3 million compared to $279.3 million in the corresponding period in fiscal 2009 primarily due to direct costs decreasing in conjunction with the decrease in revenue. Cost of revenue as a percentage of revenue increased by 2.1% to 88.6% for the six months ended March 31, 2010 compared to 86.5% for the corresponding period in fiscal 2009.

Gross profit in our Consulting Services segment for the six months ended March 31, 2010 decreased by $12.2 million, or 28.0%, to $31.4 million compared to $43.7 million in the corresponding period in fiscal 2009. Gross profit as a percentage of revenue decreased by 2.1% to 11.4% for the six months ended March 31, 2010, compared to 13.5% for the corresponding period in fiscal 2009, for the reasons stated above.

Construction Management

	Six Months Ended March 31,
(Dollars in thousands)	2010	2009	$ Change	% Change
Revenue	$64,624	$43,055	$21,569	50.1%
Cost of revenue	61,380	40,821	20,559	50.4%

Gross profit	$3,244	$2,234	$1,010	45.2%

The following table presents the percentage relationship of cost of revenue and gross profit to revenue:

	Six Months Ended March 31,
	2010	2009
Revenue	100.0%	100.0%
Cost of revenue	95.0	94.8

Gross profit	5.0%	5.2%

Revenue in our Construction Management segment for the six months ended March 31, 2010 increased by $21.6 million, or 50.1%, to $64.6 million compared to $43.1 million primarily as a result of the Peter Brown acquisition on December 31, 2008 which contributed additional revenue of $36.9 million for the six months ended March 31, 2009. The revenue in our Construction Management segment is generated primarily from the public sector, which comprised 97.9% of the total revenue. The decrease in revenue in the current six months compared to the corresponding period in 2009 resulted from a decline in the volume of new projects as funding from local municipalities and state agencies continued to decline.

Cost of revenue in our Construction Management segment for the six months ended March 31, 2010 increased $20.6 million, or 50.4%, to $61.4 million compared to $40.8 million in the corresponding period in fiscal 2009 primarily as a result of the Peter Brown acquisition offset by direct costs decreasing in conjunction with the decrease in revenue. Cost of revenue as a percentage of revenue increased 0.2% to 95.0% for the six months ended March 31, 2010 compared to 94.8% in the corresponding period in fiscal 2009.

Gross profit in our Construction Management segment for the six months ended March 31, 2010 increased $1.0 million, or 45.2%, to $3.2 million compared to $2.2 million in the corresponding period in fiscal 2009 due to the Peter Brown acquisition. Gross profit, as a percentage of revenue, decreased by $0.2% to 5.0% for the six months ended March 31, 2010 compared to 5.2% in the corresponding period in fiscal 2009.

Income Taxes

The income tax (benefit)/provision was $(0.9) million and $3.8 million, which represented effective tax rates of 33.4% and 47.3% for the three months ended March 31, 2010 and 2009, respectively. For the six months ended March 31, 2010 and 2009, the income tax (benefit)/provision was $(1.5) million and $5.7 million, which represented effective tax rates of 31.0% and 47.9%, respectively.

We recorded a valuation allowance against our deferred tax assets of approximately $0.4 million and $0.2 million on the deferred tax assets in Puerto Rico for the periods ended March 31, 2010 and September 30, 2009, respectively.

As of March 31, 2010, we had total unrecognized tax benefits of $13.9 million. During the three months ended March 31, 2010, there were no significant changes in these tax positions to the current or prior reporting periods, changes in settlements with taxing authorities, nor as a result of the lapse of any applicable statutes of limitations.

We believe it is reasonably possible that the liability for unrecognized tax benefits at March 31, 2010, may decrease by approximately $1.6 million due to the completion of examinations or the expiration of the statute of limitations within 12 months of March 31, 2010.

We recognize interest and penalties, if applicable, related to unrecognized tax benefits within the provision for income taxes in our condensed consolidated statements of operations. During the six months ended March 31, 2010 and 2009, we accrued interest of approximately $0.3 million and $0.4 million, respectively, related to unrecognized tax benefits. As of March 31, 2010 and September 30, 2009, we accrued approximately $1.2 million and $0.9 million, respectively, in interest related to unrecognized tax benefits.

Financial Condition and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities totaled $3.1 million for the six months ended March 31, 2010 compared to net cash provided by operating activities of $5.6 million in the corresponding period in fiscal 2009. The decrease was primarily due to our net loss in the first six months of fiscal 2010 of $3.4 million compared to net income of $6.2 million in the corresponding period in fiscal 2009 and a smaller loss on the interest rate swap partially offset by a decrease in the deferred income tax benefit and additional provisions for bad debt.

Our operating cash flows are heavily influenced by changes in the levels of accounts receivables, unbilled fees and billings in excess of cost. Unbilled fees are created when we recognize revenue. The unbilled fees are normally invoiced the month after the revenue is recognized unless there are contractual provisions which dictate the timing of billing. Unbilled fees which are not invoiced the month following revenue are normally invoiced within the following two months. These account balances as well as days sales outstanding, (“DSO”) in accounts receivable and unbilled fees, net of billings in excess of cost, can vary based on contract terms and contractual milestones and the timing and size of cash receipts. DSO increased to 88 days for the six months ended March 31, 2010, from 87 days for the fiscal year ended September 30, 2009. We calculate DSO by dividing accounts receivable, net and unbilled fees, net less billings in excess of cost by average daily gross revenue for the applicable period.

Accounts receivable, net decreased 16.2% to $90.3 million at March 31, 2010 from $107.8 million at September 30, 2009. This decrease was primarily due to collections in the period. The allowance for doubtful accounts increased by 25.0% to $4.5 million, or 4.6%, of accounts receivable, at March 31, 2010 from $3.6 million, or 3.4%, of accounts receivable at September 30, 2009. The increase in the allowance for doubtful accounts relates to amounts deemed to be uncollectible related to our international operations. We continuously monitor collection efforts and assess the allowance of doubtful accounts. Based on this assessment at March 31, 2010, we have deemed the allowance for doubtful accounts to be adequate.

Unbilled fees, net decreased $2.8 million, or 3.3%, to $83.2 million at March 31, 2010 from $86.0 million at September 30, 2009. Historically, unbilled fees are primarily related to work performed in the last month of the fiscal period. Billings usually occur in the month after we recognize the revenue in accordance with the specific contractual provisions. Also included in unbilled fees is unbilled retainage which is $14.4 million at March 31, 2010. Unbilled retainage on projects will be billed at the completion of the project. Approximately 63% of the unbilled fees, net of unbilled retainage at March 31, 2010 was billed as of April 30, 2010. The majority of the remainder is expected to be billed within the next two months.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $5.6 million for the six months ended March 31, 2010 compared to $10.5 million in the corresponding period in fiscal 2009. The decrease in cash used in investing activities during the six months ended March 31, 2010 from the corresponding period in 2009 was primarily attributable to a $4.0 million decrease in proceeds from life insurance policies offset by a $3.9 million increase in proceeds from sales of marketable equity securities, $2.9 million net cash paid to purchase marketable equity securities and $2.0 million net cash paid related to the acquisition of Peter Brown in 2008, whereas no such acquisition payments were made in fiscal 2010.

Cash Flows from Financing Activities

Net cash used in financing activities totaled $9.8 million for the six months ended March 31, 2010 compared to net cash provided by financing activities of $8.2 million in the corresponding period in fiscal 2009. The decrease in net cash provided by financing activities was primarily attributable to a decrease in net proceeds of $7.1 million from the refinancing of a mortgage, an increase in the payments made for repurchases of Class A common stock from employees of $6.9 million, a decrease in proceeds from loans against cash surrender life insurance policies of $4.0 million and a decrease of $2.9 million in proceeds from the sales of our common stock and collection of employee shareholders loans, partially offset by an increase net borrowings under our line of credit of $3.6 million.

Capital Resources

We have a $60.0 million line of credit agreement with Bank of America, N.A., with a maturity date of October 2011. The line of credit agreement provides for the issuance of letters of credit which reduce the maximum amount available for borrowing. As of March 31, 2010 and September 30, 2009, we had outstanding letters of credit totaling $4.3 million and $4.4 million, respectively. Included in the March 31, 2010 and September 30, 2009 balances was a $3.6 million letter of credit relating to a bank guarantee to a client in Doha, Qatar. As a result of the issuance of these letters of credit and outstanding borrowings of $7.3 million and $4.4 million as of March 31, 2010 and September 30, 2009, respectively, the maximum amount available for borrowing under the line of credit was $52.7 million and $55.6 million as of March 31, 2010 and September 30, 2009, respectively.

The interest rate on the line of credit was 0.73% and 0.75% at March 31, 2010 and September 30, 2009, respectively, and is either LIBOR plus 50 basis points (currently in use) or Prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The rate increases to LIBOR plus 75 basis points or Prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The line of credit is collateralized by substantially all of our assets. We were in compliance with all financial covenants under the line of credit as of March 31, 2010.

In October 2008, we refinanced a mortgage note with a new seven-year mortgage note in the amount of $13.6 million due in monthly installments, including interest, over a twenty year period with a balloon payment due on November 1, 2015. The interest rate was 2.5%, at March 31, 2010. In connection with this mortgage, we entered into an interest rate swap agreement, (“Swap”), discussed below. The mortgage note includes the same financial covenants as the line of credit. The mortgage note is collateralized by our office building located in Orlando, Florida. We were in compliance with all financial covenants of the mortgage as of March 31, 2010.

In connection with the refinancing of the mortgage in October 2008, we entered into a Swap to manage the cash flow risk associated with changing interest rates related to our mortgage. The Swap has a notional amount of $13.6 million, and effectively converts the floating interest rate on the mortgage note to a fixed rate of 6.2%. The Swap does not qualify as an accounting hedge and, therefore, the change in the fair value of the Swap, which is adjusted monthly, is recorded as a gain or loss on the interest rate swap in our condensed consolidated statements of operations. The fair value of the Swap was a liability of approximately $1.0 million at March 31, 2010 and September 30, 2009, and is included in other liabilities in the condensed consolidated balance sheets. The earnings impact of the interest rate swap was a net loss of $0.2 million and a net gain of $17,000 for the three months ended March 31, 2010 and 2009, respectively, and a net loss of $0.2 million and $1.4 million for the six months ended March 31, 2010 and 2009, respectively.

In certain circumstance, we are required to provide performance and payment bonds in connection with contractual commitments. These bonds are obtained from surety companies. We are required to indemnify the surety companies for any expenses paid out under these performance bonds. At March 31, 2010, the costs to complete on the Company’s $346.2 million outstanding bid, performance and payment bonds were $130.6 million.

Our capital expenditures are generally for purchases of property and equipment. Expenditures totaled $5.4 million and $6.0 million for the six months ended March 31, 2010 and 2009, respectively.

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

In the second quarter of fiscal 2010, before the expected opening of our stock trading window, we announced that we are considering alternatives for raising cash, including: (i) changing our bylaws to permit nonemployee investors to purchase Company stock; (ii) selling the Company to an investor or competitor that will preserve our culture and value; (iii) obtaining other sources of financing; and (iv) maintaining the status quo, which would mean purchasing a substantial amount of the stock offered by shareholders with promissory notes. As a result of our active engagement in considering the above alternatives, as well as, due to changes in forecasts and performance metrics since the completion of the September 30, 2009 valuation, we postponed the expected opening of the stock window during the second quarter of 2010 and have engaged independent appraisers to perform a valuation as of March 31, 2010. This valuation is expected to be completed by the end of the third quarter.

At September 30, 2009, we had a liability of $12.7 million and a promissory note of $1.8 million for repurchases during fiscal year 2009 reflected in stock redemption payable and other liabilities, respectively, in the condensed consolidated balance sheet. During the first quarter of fiscal 2010, we paid all of the stock redemption payable at September 30, 2009. There were no stock redemptions of Class A Common Stock during the second quarter of fiscal 2010. There was no outstanding balance at March 31, 2010 for redemptions payable.

We believe that our existing financial resources, together with our cash flows from operations and availability under our line of credit, will provide sufficient capital to fund our operations for next twelve months.

Inflation

The rate of inflation has not had a material impact on our operations. If inflation remains at its recent levels, it is not expected to have a material impact on our operations for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases for most of our office facilities and certain equipment and letters of credit. The line of credit agreement provides for the issuance of letters of credit which reduce the maximum amount available for borrowing. As of March 31, 2010 and September 30, 2009, we had outstanding letters of credit totaling $4.3 million and $4.4 million, respectively. Included in the March 31, 2010 and September 30, 2009 balance was a $3.6 million letter of credit relating to a bank guarantee to a client in Doha, Qatar. No amounts have been drawn on any of these letters of credit.

Related Party Transactions

Information with respect to related party transactions is incorporated by reference from Note 12 “Related Party Transactions” to our condensed consolidated financial statements included herein for the quarter ended March 31, 2010.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is incorporated by reference from Note 1 “Summary of Significant Accounting Policies – Recent Accounting Pronouncements” to our condensed consolidated financial statements included herein for the quarter ended March 31, 2010.

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

The interest rate on the line of credit was 0.73% and 0.75% at March 31, 2010 and September 30, 2009, respectively, and is either LIBOR plus 50 basis points (currently in use) or Prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The rate increases to LIBOR plus 75 basis points or Prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The line of credit is collateralized by substantially all of our assets. We were in compliance with all financial covenants under the line of credit as of March 31, 2010.

In October 2008, we refinanced a mortgage note with a new seven-year mortgage note in the amount of $13.6 million due in monthly installments, including interest, over a twenty year period with a balloon payment due on November 1, 2015. The interest rate was 2.5%, at March 31, 2010. The mortgage note includes the same financial covenants as the line of credit. The mortgage note is collateralized by our office building located in Orlando, Florida. We were in compliance with all financial covenants of the mortgage as of March 31, 2010. In connection with the refinancing of the mortgage in October 2008, we entered into a Swap to manage the cash flow risk associated with changing interest rates related to our mortgage. The Swap has a notional amount of $13.6 million, and effectively converts the floating interest rate on the mortgage note to a fixed rate of 6.2%. The Swap does not qualify as an accounting hedge and, therefore, the change in the fair value of the Swap, which is adjusted monthly, is recorded as a gain or loss on the interest rate swap in our condensed consolidated statements of operations. The fair value of the Swap was a liability of approximately $1.0 million at March 31, 2010 and September 30, 2009, and is included in other liabilities in the condensed consolidated balance sheets.

The interest rate under our revolving line of credit is variable and accordingly we have exposure to market risk. To the extent that we have borrowings outstanding, there is market risk relating to the amount of such borrowings. We estimate that a one-percentage point increase in interest rates for debt outstanding of $3.1 million as of March 31, 2010 would have resulted in additional annualized interest costs of approximately $31,000.

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

Information with respect to legal proceedings is incorporated by reference from Note 10 “Commitments and Contingencies” to our condensed consolidated financial statements included herein.

ITEM 1A.	Risk Factors

Information about risk factors for the three and six months ended March 31, 2010 does not differ materially from that set forth in Part I, Item1A, of our Annual Report on Form 10-K for the year ended September 30, 2009. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

ITEM 2.	Unregistered Sale of Equity Security and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Removed and Reserved

ITEM 5.	Other Information

On May 13, 2010, our Board of Directors approved the amendment and restatement of our Articles of Incorporation (the “Amended and Restated Articles”) to delete certain information that was solely of historical interest, including the initial capital of the Company, and update the principal and mailing address of the Company and the Company’s registered agent. The Amended and Restated Articles became effective on May 14, 2010. A copy of the Amended and Restated Articles is attached as Exhibit 3.1 to this Form 10-Q and is hereby incorporated by reference.

On May 13, 2010, our Board of Directors (including our Compensation Committee) amended all of our outstanding, unvested restricted stock grants to provide for their automatic acceleration upon the occurrence of a change of control.

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

The PBSJ Corporation
(Registrant)

Dated: May 17, 2010	/s/ Robert J. Paulsen
Robert J. Paulsen
Chief Executive Officer (Principal Executive Officer)

Dated: May 17, 2010	/s/ Donald J. Vrana
Donald J. Vrana
Senior Vice President, Treasurer and
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of The PBSJ Corporation

23.1	Consent of Willamette Management Advisors

23.2	Consent of Matheson Financial Advisors

31.1	Certification of Chief Executive Officer Pursuant to Rule 13s-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13s-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.