Form 10-Q
period 2010-06-30
PBSJ CORP /FL/
filed 2010-08-16
CIK 1117414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-30911

THE PBSJ CORPORATION

(Exact name of Registrant as specified in its charter)

Florida	59-1494168
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

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

As of July 31, 2010, there were 16,494,277 shares of Common Stock Class A, $0.00067 par value per share, outstanding.

THE PBSJ CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

THE PBSJ CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	June 30, 2010	September 30, 2009
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$337	$22,253
Marketable equity securities at fair value	–	3,762
Accounts receivable, net	83,625	107,838
Unbilled fees, net	80,600	86,041
Other current assets	9,626	12,530

Total current assets	174,188	232,424
Property and equipment, net	34,660	34,887
Cash surrender value of life insurance	12,827	8,100
Deferred income taxes	10,781	4,000
Goodwill	30,607	30,607
Intangible assets, net	7,735	9,861
Other assets	3,120	3,396

Total assets	$273,918	$323,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$95,520	$134,701
Stock redemption payable	–	12,705
Current portion of long-term debt and capital leases	723	787
Accrued vacation	13,120	13,608
Billings in excess of costs	5,485	8,456
Deferred income taxes	21,431	14,994

Total current liabilities	136,279	185,251
Long-term debt and capital leases, less current portion	11,844	12,387
Deferred compensation	14,280	13,434
Other liabilities	35,839	35,058

Total liabilities	198,242	246,130

Stockholders’ Equity:
Common stock Class A, par value $0.00067, 45,000,000 shares authorized, 16,482,579 and 16,506,573 shares issued and outstanding at June 30, 2010 and September 30, 2009 (1)	4	4
Common stock Class B, non-voting, par value $0.00067, 15,000,000 shares authorized, no shares issued or outstanding at June 30, 2010 and September 30, 2009 (1)	–	–
Preferred stock, par value $0.001, 30,000,000 shares authorized, no shares issued or outstanding at June 30, 2010 and September 30, 2009 (1)	–	–
Retained earnings	80,081	77,141
Accumulated other comprehensive income	(375)	4
Employee shareholder loans, unearned compensation and other	(4,034)	(4)

Total stockholders’ equity	75,676	77,145

Total liabilities and stockholders’ equity	$273,918	$323,275

(1)

The number of shares authorized and outstanding as of September 30, 2009 has been restated to reflect the increase in shares authorized on April 12, 2010 and the 3-for-1 stock split on April 15, 2010. For additional information see Note 1 “Summary of Significant Accounting Policies - Basic and Diluted Earnings per Share”.

See notes to condensed consolidated financial statements.

THE PBSJ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Revenue	$166,020	$218,400	$518,196	$593,336
Cost of revenue	142,800	191,038	463,087	521,650

Gross profit	23,220	27,362	55,109	71,686

General and administrative expenses	16,507	17,046	53,422	47,367

Income from operations	6,713	10,316	1,687	24,319

Other (expense)/income:
Interest expense	(184)	(146)	(558)	(812)
Other income, net	8	15	687	45
(Loss)/gain on interest rate swap	(397)	341	(562)	(1,079)

Total other (expense)/income	(573)	210	(433)	(1,846)

Income before income taxes	6,140	10,526	1,254	22,473

Provision/(benefit) for income taxes	396	(2,328)	(1,118)	3,399

Net Income	$5,744	$12,854	$2,372	$19,074

Net Income per share:
Basic (1)	$0.37	$0.78	$0.15	$1.14

Diluted (1)	$0.36	$0.76	$0.15	$1.12

Weighted Average Shares Outstanding:
Basic (1)	15,671	16,548	15,610	16,704

Diluted (1)	15,940	16,803	15,851	17,079

(1)

Net income per share and weighted average shares outstanding for the periods ending June 30, 2009 have been restated to reflect the 3-for-1 stock split on April 15, 2010. For additional information see Note 1 “Summary of Significant Accounting Policies - Basic and Diluted Earnings per Share”.

See notes to condensed consolidated financial statements.

THE PBSJ CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Nine Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$2,372	$19,074
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	9,397	10,430
Increase in cash surrender value of life insurance	(514)	–
Loss on disposition of property and equipment	2	82
(Gain)/loss, other	(53)	1,079
Benefit for deferred income taxes	(127)	(7,794)
Excess tax benefit on vesting of restricted stock	(354)	(862)
Changes in:
Operating working capital	(12,070)	10,600
Non-current assets and liabilities	3,301	(10,315)

Net cash provided by operating activities	1,954	22,294

Cash Flows from Investing Activities:
Investment in life insurance policies	(4,213)	(4,155)
Purchases of marketable equity securities	–	(3,082)
Proceeds from cash surrender of life insurance policies	–	3,964
Acquisitions and purchase price adjustments, net of cash acquired	–	(2,796)
Proceeds from the sale of marketable equity securities	3,876	–
Proceeds from the sale of property and equipment	124	7
Purchases of property and equipment	(6,988)	(7,489)

Net cash used in investing activities	(7,201)	(13,551)

Cash Flows from Financing Activities:
Borrowings under line of credit	100,306	187,934
Payments under line of credit	(100,306)	(187,223)
Borrowings under notes payable	6,073	–
Principal payments under notes, mortgage payable and capital leases	(5,360)	(916)
Proceeds from refinance of mortgage note, net of cost	–	13,485
Payoff of existing mortgage note	–	(6,354)
Proceeds from loans against cash surrender life insurance policies	–	4,027
Excess tax benefit on vesting of restricted stock	354	862
Proceeds from sale of common stock and collection of employee shareholders’ loans	–	2,995
Payments for employee shareholders’ loans	(4,030)	–
Payments for repurchase of common stock	(13,706)	(16,897)

Net cash used in financing activities	(16,669)	(2,087)

Net (decrease)/increase in cash and cash equivalents	(21,916)	6,656
Cash and cash equivalents at beginning of period	22,253	4,049

Cash and cash equivalents at end of period	$337	$10,705

Cash paid for interest	$783	$919
Cash paid for income taxes	$1,732	$1,552

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present the financial position of The PBSJ Corporation, its consolidated subsidiaries and PBS&J Caribe, LLP, PBS&J Caribe Engineering Services, C.S.P. and PBS&J, P.A., its consolidated affiliates (collectively the “Company”) as of June 30, 2010, and the results of operations and cash flows have been included. All material inter-company transactions and accounts have been eliminated. The results of operations for the three and nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

The Company evaluated events and transactions occurring after June 30, 2010 and through the date of the filing of this Quarterly Report on Form 10-Q.

Stock Valuation

The value of the Company’s stock, including the Company’s Class A Common Stock (“Class A Common Stock”) must be determined by a formal valuation analysis performed by one or more independent appraisal firms at least annually. The stock price established based on the appraisers’ valuation reports is utilized for the PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust (“Trust/ESOP”), administration purposes and to set the price for direct employee-shareholder purchases, sales and redemptions.

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

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s Valuation Committee reviews the valuation reports, including assumptions used, on behalf of both the Trust/ESOP and the Company and makes a recommendation to both the Trust/ESOP Committee and the Board of Directors whether the indicated stock price should or should not be accepted. The Trust/ESOP Committee has the opportunity to review the valuation recommendation and make comments before the valuation is accepted.

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

On April 12, 2010, the Company effected a 3-for-1 split (the “Stock Split”) of the Class A Common Stock effective April 15, 2010. Adjusting the September 30, 2009 valuation for purposes of the 3-for-1 Stock Split, as if it had already occurred on September 30, 2009, would have resulted in an adjusted share price of $13.10 per share. A 10% increase or decrease in any of the assumptions above would result in a range of Class A Common Stock prices from $11.79 to $14.41.

During the third quarter of fiscal year 2010, the 3-for-1 Stock Split adjusted share price of $13.10 per share was utilized to record stock grants and stock redemptions of Class A Common Stock held in the 401k accounts of participants who had attained age 55 and completed at least 10 years of participation and who elected to diversify the investments in their accounts pursuant to their rights under the Trust/ESOP. This price is subject to adjustment based on the per share fair market value of the Class A Common Stock as required by ERISA.

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

In the second quarter of fiscal 2010, before the expected opening of the Company’s stock trading window, the Company announced it was considering alternatives for raising capital. As a result, the Company postponed the expected opening of the stock window during the second quarter of 2010 and has engaged independent appraisers to perform a valuation as of March 31, 2010. This valuation is expected to be completed by the end of the fiscal year.

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

To accommodate the employees who were planning to sell their shares during the stock window, the Company offered current and past employees other than its directors or officers, the option to borrow from the Company an amount equal to the dollar amount obtained by multiplying the number of shares owned outright by the employee by 75% of the most recent stock value, or $29.48 per share before the stock split which became effective on April 15, 2010, up to a maximum of $200,000. These loans are secured by the employee’s or past employee’s Company Class A Common Stock. The loans totaled $4.0 million and were funded on April 8, 2010. The loans will be repaid to the Company when the employee can sell their stock during the next open stock window or upon the consummation of the merger discussed in Note 12 “Subsequent Events” below. Any balance due to the employee due to the change in the stock price will be paid at that time.

At September 30, 2009, the Company had a liability of $12.7 million and a promissory note of $1.8 million for repurchases during fiscal year 2009 reflected in stock redemption payable and other liabilities, respectively, in the accompanying condensed consolidated balance sheet. During the first quarter of fiscal 2010, the Company paid all of the stock redemption payable at September 30, 2009. During the third quarter of fiscal 2010, the Company repurchased 72,492 shares of Class A Common Stock held in certain participants’ 401k accounts, as described in Stock Valuation above, with a fair value of $0.9 million. There was no outstanding balance at June 30, 2010 for redemptions payable.

Basic and Diluted Earnings per Share

On April 12, 2010, the Company filed Articles of Amendment to its Amended and Restated Articles of Incorporation with the Department of State of the State of Florida in order to effect a division of the Company’s Class A Common Stock. As a result of the Stock Split on April 15, 2010, shareholders of record of the Company’s Class A Common Stock, at the close of business on April 1, 2010, the record date, received two additional shares of Class A Common Stock for each share of Class A Common Stock held on the record date. In connection with the Stock Split, the Board of Directors of the Company also authorized the amendment of the Company’s Articles of Incorporation to increase the number of the Company’s authorized shares of common stock from 20 million to 60 million, which are divided into 45 million shares of Class A Common Stock and 15 million shares of Class B Common Stock, and increased the number of the Company’s authorized shares of preferred stock from 10 million to 30 million. The Articles of Amendment became effective on April 15, 2010.

The share data in the following table and the related disclosures regarding Class A Common Stock are presented on a post-split basis for all periods.

(Shares in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Weighted average shares outstanding - Basic	15,671	16,548	15,610	16,704
Effect of dilutive unvested restricted stock	269	255	241	375

Weighted average shares outstanding - Diluted	15,940	16,803	15,851	17,079

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Marketable Equity Securities

Marketable equity securities consist of investments in mutual funds that are considered available-for-sale securities and are recorded at fair value. Changes in unrealized gains and losses for available-for-sale securities are charged or credited as a component of accumulated other comprehensive income, net of tax. A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings. Investment security transactions are recorded on a trade date basis. The cost basis of investments sold is determined by the specific identification method. The Company sold its marketable equity securities during the three months ended December 31, 2009, and used the proceeds to purchase life insurance policies. Proceeds and net realized gains from sales of available-for-sale securities were $3.9 million and $0.6 million, respectively, for the nine months ended June 30, 2010. The Company’s marketable equity securities held at September 30, 2009, were not in an unrealized loss position. The following is a summary of the Company’s marketable equity securities at September 30, 2009:

	As of September 30, 2009
		Unrealized
(Dollars in thousands)	Cost	Gain	Fair Value

Mutual funds	$3,262	$500	$3,762

Total	$3,262	$500	$3,762

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ investment and minimum pension liability that, under GAAP, are excluded from net income.

The components of comprehensive income are as follows:

(Dollars in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Net income	$5,744	$12,854	$2,372	$19,074
Other comprehensive income:
Minimum pension liability adjustment, net of tax	(23)	(130)	(71)	(93)
Unrealized gain on marketable equity securities, net of tax	(2)	203	-	-
Reclassification to earnings – gain on marketable equity securities, net of tax	-	-	(308)	249

Total comprehensive income	$5,719	$12,927	$1,993	$19,230

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-17, Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force. ASU 2010-17 recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This standard would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this ASU would require disclosure of certain information with respect to arrangements that contain milestones. ASU 2010-17 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides amendments to FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall, to require expanded disclosures in financial statements about fair value measurements including additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy, and provides clarification to existing FASB guidance concerning the level of detail at which fair value disclosures should be made. The new disclosure standards became effective for the Company for the second quarter of fiscal 2010. Because this update affects disclosure and not the accounting treatment for fair value measurements, the adoption of this provision did not have a material impact on the Company’s consolidated financial statements. The requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 rollforward becomes effective for the Company’s fiscal year beginning October 1, 2010. The Company does not expect the adoption of this provision to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force. ASU 2009-13 amends FASB ASC 605, Revenue Recognition and impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units for accounting purposes. Additionally, ASU 2009-13 modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. ASU 2009-13 is effective for the Company’s fiscal year beginning October 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This guidance is included in FASB ASC 810, Consolidation. SFAS 167 amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for the Company’s fiscal year beginning October 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

2.	Fair Value Measurement

As of June 30, 2010, the Company held assets that are required to be measured at fair value on a recurring basis. The following tables present information on these assets as well as the fair value hierarchy used to determine the fair value as of June 30, 2010 and September 30, 2009:

		Fair Value Measurements at June 30, 2010
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Liabilities
Interest rate swap liability	$1,253	$-	$1,253

Total	$1,253	$-	$1,253

		Fair Value Measurements at September 30, 2009
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Marketable equity securities	$3,762	$3,762	$-

Total	$3,762	$3,762	$-

Liabilities
Interest rate swap liability	$1,027	$-	$1,027

Total	$1,027	$-	$1,027

The fair value of the interest rate swap liability is estimated using industry standard valuation models that utilize market-based observable inputs including interest rate curves. The earnings impact of the interest rate swap was a net loss of $0.4 million and a net gain of $0.3 million for the three months ended June 30, 2010 and 2009, respectively, and a net loss of $0.6 million and $1.1 million, for the nine months ended June 30, 2010 and 2009, respectively. The marketable equity securities included investments in mutual funds for which quoted market prices were available on active markets. The Company sold marketable equity securities during the first quarter of fiscal year 2010, received proceeds of $3.9 million and recognized net realized gains from the sales of $0.6 million for the nine months ended June 30, 2010.

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

The Company is the beneficiary of corporate-owned life insurance policies on certain current and former employees with a net cash surrender value of $12.8 million and $8.1 million at June 30, 2010 and September 30, 2009, respectively.

In December 2009, the Company purchased $4.0 million in new life insurance policies using the proceeds from the sale of marketable equity securities. In December 2008, the Company received proceeds of $4.0 million through loans against the cash value of its life insurance policies all of which was used to purchase a new life insurance policy. The loan balance is recorded net against the cash surrender value of life insurance in the accompanying condensed consolidated balance sheet at June 30, 2010.

4.	Acquisitions

On December 31, 2008, the Company acquired 100% of the issued and outstanding shares of capital stock of Peter R. Brown Construction, Inc., (“Peter Brown”), for an aggregate purchase price of $16.0 million, composed of $12.0 million in cash, or $1.6 million when netted with the cash acquired, and 137,741 shares of the Company’s Class A Common Stock then valued at $4.0 million.

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

(Dollars in thousands, except per share amounts)	Nine Months Ended June 30, 2009 Pro Forma
Total revenues	$639,416

Net income	$21,580

Basic earnings per share (1)	$1.28

Diluted earnings per share (1)	$1.25

Weighted average shares outstanding (1):
Basic	16,821

Diluted	17,196

(1)

Basic and diluted earnings per share and weighted average shares outstanding have been restated to reflect the 3-for-1 stock split on April 15, 2010. For additional information see Note 1 “Summary of Significant Accounting Policies – Basic and Diluted Earnings per Share”.

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

5.	Intangible Assets

Intangibles assets consisted of the following:

	June 30, 2010			September 30, 2009

(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Amortizable
Client list	$6,413	$3,181	$3,232	$6,413	$2,220	$4,193
Backlog	7,819	7,216	603	7,819	6,056	1,763
Website	200	200	-	200	195	5
Employee agreements	67	67	-	67	67	-
Non-amortizable
Trade names	3,900	-	3,900	3,900	-	3,900

	$18,399	$10,664	$7,735	$18,399	$8,538	$9,861

Intangible asset amortization expense totaled approximately $0.7 million and $1.3 million for the three months ended June 30, 2010 and 2009, respectively, and $2.1 million and $2.7 million for the nine months ended June 30, 2010 and 2009, respectively.

6.	Long-Term Debt

Long-term debt, including the respective current portions, consisted of the following:

(Dollars in thousands)	June 30, 2010	September 30, 2009

Line of credit	$–	$–
Mortgage note payable	12,523	13,033
Capital lease obligation	44	141

	12,567	13,174

Less current portion of long-term debt	680	680
Less current portion of capital lease obligations	43	107

	723	787

Long-term debt and capital lease obligations	$11,844	$12,387

The Company has a $60.0 million line of credit agreement with Bank of America, N.A., maturing in October 2011. The line of credit agreement provides for the issuance of letters of credit which reduce the maximum amount available for borrowing. As of June 30, 2010 and September 30, 2009, the Company had outstanding letters of credit totaling $0.6 million and $4.4 million, respectively. Included in the September 30, 2009 balance was a $3.6 million letter of credit relating to a bank guarantee to a client in Doha, Qatar. As a result of the issuance of these letters of credit and outstanding borrowings, the maximum amount available for borrowing under the line of credit was $59.4 million and $55.6 million as of June 30, 2010 and September 30, 2009, respectively.

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

The interest rate on the line of credit was 0.85% and 0.75% at June 30, 2010 and September 30, 2009, respectively, and is either LIBOR plus 50 basis points (currently in use) or Prime minus 125 basis points if the Company’s funded debt coverage ratio is less than 2.5. The rate increases to LIBOR plus 75 basis points or Prime minus 100 basis points if the Company’s funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The line of credit is collateralized by substantially all of the Company’s assets. On June 30, 2010, the Company did not meet the fixed charge ratio and had received a waiver of this financial covenant from Bank of America, N.A.

In October 2008, the Company refinanced a mortgage note with a new seven-year mortgage note in the amount of $13.6 million due in monthly installments, including interest, over a twenty year period with a balloon payment due on November 1, 2015. The interest rate was 2.62% at June 30, 2010. In connection with this mortgage, the Company entered into an interest rate swap agreement (“Swap”) to manage the cash flow risk associated with changing interest rates related to its mortgage. The Swap has a notional amount of $13.6 million and effectively converts the floating interest rate on the mortgage note to a fixed rate of 6.2%. The Swap does not qualify as an accounting hedge and, therefore, the change in the fair value of the Swap, which is adjusted monthly, is recorded as a gain or a loss on the interest rate swap in the Company’s condensed consolidated statements of operations. The fair value of the Swap was a liability of approximately $1.3 million and $1.0 million at June 30, 2010 and September 30, 2009, respectively, and is included in other liabilities in the accompanying condensed consolidated balance sheets. The earnings impact of the interest rate swap was a net loss of $0.4 million and net gain of $0.3 million for the three months ended June 30, 2010 and 2009, respectively, and a net loss of $0.6 million and $1.1 million for the nine months ended June 30, 2010 and 2009, respectively. The mortgage note is collateralized by the office building located in Orlando, Florida. The mortgage note includes the same financial covenants as the line of credit. On June 30, 2010, the Company did not meet the fixed charge ratio and had received a waiver of this financial covenant from SunTrust Bank N.A.

The Company’s capital leases primarily relate to equipment. The interest rates used in computing the minimum lease payments range from 2.35% to 5.07%. The leases were capitalized at the lower of the present value of minimum lease payments or the fair market value of the equipment at the inception of the lease.

7.	Income Taxes

The income tax provision/(benefit) was $0.4 million and $(2.3) million, which represented effective tax rates of 6.5% and (22.1)%, for the three months ended June 30, 2010 and 2009, respectively. For the nine months ended June 30, 2010 and 2009, the income tax (benefit)/provision was $(1.1) million and $3.4 million, which represented effective tax rates of (89.1)% and 15.1%, respectively.

The Company recorded a valuation allowance against its deferred tax assets of approximately $0.4 million and $0.2 million on the deferred tax assets in Puerto Rico for the periods ended June 30, 2010 and September 30, 2009, respectively.

During the three and nine months ended June 30, 2010 and 2009, the Federal statute of limitations expired on returns filed for the years ended September 30, 2006 and 2005, respectively. The Company is no longer subject to U.S. Federal examination for these years. As a result, the Company reduced its contingency reserve by approximately $1.9 million for the three and nine months ended June 30, 2010, and $6.1 million for the three months and nine months ended June 30, 2009. This reduction decreased the Company’s effective tax rate by 30.2% and 62.8% for the three months ended June 30, 2010 and 2009, respectively. For the nine months ended June 30, 2010 and 2009, this reduction decreased the Company’s effective tax rate by 148.9% and 27.3%, respectively.

In the normal course of business, the Company is subject to examination by taxing authorities. On May 24, 2010, the Company was notified by the Internal Revenue Service that the U.S. Federal income tax returns for the years ended September 30, 2007 and 2008 were selected for examination.

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2010, the Company had total unrecognized tax benefits of $13.6 million. During the three months ended June 30, 2010, the Company reduced its tax contingency reserve by approximately $0.2 million, including the decrease of approximately $1.9 million related to changes in settlements with taxing authorities or as a result of the lapse of applicable statutes of limitations, discussed above, primarily offset by an increase of approximately $1.7 million for which no previous tax benefit had been recognized. During the quarter ended June 30, 2009, the Company’s unrecognized tax benefit decreased $9.2 million, including $6.1 million related to that quarter and prior reporting periods, changes in settlements with taxing authorities, and as a result of the lapse of applicable statues of limitations.

The Company believes it is reasonably possible that the liability for unrecognized tax benefits at June 30, 2010, may decrease by approximately $2.6 million due to the completion of examinations or the expiration of the statute of limitations within 12 months of June 30, 2010.

The Company recognizes interest and penalties, if applicable, related to unrecognized tax benefits within the provision for income taxes in its condensed consolidated statements of operations. During the three and nine months ended June 30, 2010, the Company reduced accrued interest of approximately $0.4 million and $0.1 million, respectively, related to unrecognized tax benefits due to the reduction of the Company’s tax contingency reserve described above. During the nine months ended June 30, 2009, the Company reduced accrued interest by approximately $1.3 million due to the reduction of the Company’s tax contingency reserve described above. As of June 30, 2010 and September 30, 2009, the Company accrued approximately $0.8 million and $0.9 million, respectively, in interest related to unrecognized tax benefits.

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Stock Compensation

Stock compensation consists of restricted stock awards offered throughout the year and is intended to provide long-term incentives to key employees.

Information regarding restricted shares follows:	Restricted Stock Units(1)	Weighted Average Grant-Date Fair Value (1)
Unvested at September 30, 2009	962,399	$7.76
Granted	92,480	12.88
Vested	(143,760)	8.08
Forfeited	(45,182)	9.54

Unvested at June 30, 2010 (2)	865,937	8.16

Type of award at June 30, 2010:	Restricted Stock Units(1)	Weighted Average Grant-Date Fair Value(1)	Unrecognized Compensation Cost (in thousands)	Remaining Weighted Average Period (in years)
Retention	525,503	$9.46	$2,861	2.4
Acquisition	56,289	9.71	439	1.8
KERP	166,005	8.58	937	8.1
Other	118,140	1.07	12	3.9

	865,937	8.16	$4,249	3.3

(1)

The restricted stock units and weighted average grant-date fair value have been restated to reflect the 3-for-1 stock split on April 15, 2010. For additional information see Note 1 “Summary of Significant Accounting Policies – Basic and Diluted Earnings per Share”.

(2)	Each unvested restricted share of the Company’s Class A Common Stock will be deemed fully vested immediately prior to the effective time of the merger discussed in Note 12 “Subsequent Events” below.

The weighted average grant-date fair value of shares granted during the nine months ended June 30, 2010 and 2009 was $12.88 and $9.71, respectively. The total fair value of shares vested, on the vesting dates, for the nine months ended June 30, 2010 and 2009 was $1.2 million and $1.0 million, respectively. The total amount of compensation expense recognized under these agreements during the three and nine months ended June 30, 2010 and 2009, was $0.3 million and $0.4 million, and $1.1 million and $1.0 million, respectively, and was included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The income tax benefit related to compensation expense under these agreements was $0.1 million and $19,000 for the three months ended June 30, 2010 and 2009, respectively, and $0.4 million and $0.3 million for the nine months ended June 30, 2010 and 2009, respectively.

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.	Commitments and Contingencies

Employment and Related Party Agreements. The Company has entered into agreements with certain of its executive officers and directors as described in the Company’s Proxy Statement for the 2010 Annual Meeting filed with the Securities and Exchange Commission (“SEC”) on January 25, 2010, in the Form 8-K filed with the SEC on June 7, 2010 and in Part II – Item 5 “Other Information” of this Quarterly Report on Form 10-Q. See also Note 11 “Related Party Transactions” for a description of agreements the Company has entered into with other related parties.

Leases. The Company is obligated under various non cancelable leases for office facilities, furniture, and equipment. Certain leases contain renewal options, escalation clauses and payment of certain other operating expenses of the properties. In the normal course of business, leases that expire are expected to be renewed or replaced by leases for other properties.

Self-Insurance. The Company is self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. The Company also maintains a stop loss insurance policy with a third party insurer to limit the Company’s exposure to individual and aggregate claims made. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates of incurred but not reported claims, net of payments made. The professional liability coverage is on a “claims-made basis” meaning the coverage applies to claims made during a policy year regardless of when the causative action took place. All other coverages are “occurrence-basis” meaning that the policy in place when the injury or damage occurred is the policy that responds regardless of when the claim is made. The professional liability limits per policy year are $60 million with a per claim deductible of $125,000 plus an annual aggregate retention of $3 million. This coverage would also cover the Company for a claim against a subcontractor of the Company. At June 30, 2010 and September 30, 2009, the Company had total self-insurance accruals reflected in accounts payable, accrued expenses and other current liabilities in the consolidated balance sheets of $2.0 million and $2.1 million, respectively. These estimates are subject to variability due to changes in trends of losses for outstanding claims and incurred but not recorded claims, including external factors such as future inflation rates, benefit level changes and claim settlement patterns.

Performance Bonds. In certain circumstances, the Company is required to provide performance and payment bonds in connection with contractual commitments. These bonds are obtained from surety companies. The Company is required to indemnify the surety companies for any expenses paid out under these performance bonds. At June 30, 2010, the costs to complete on the Company’s $306.5 million outstanding bid, performance and payment bonds were $130.2 million.

Legal Proceedings. As of June 30, 2010, there were various legal proceedings pending against the Company, where plaintiffs allege damages resulting from the Company’s services. The plaintiffs’ allegations of liability in those cases seek recovery for damages caused by the Company based on various theories of negligence, contributory negligence or breach of contract. The Company accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. As of June 30, 2010 and September 30, 2009, the Company had accruals of approximately $4.2 million and $3.7 million, respectively, for all potential and existing claims, lawsuits and pending proceedings that, in management’s opinion, are probable and can be reasonably estimated. The Company expects to pay these liabilities over the next one to three years. Management believes that the disposition of these matters will not have a material impact on the Company’s financial position, cash flows, liquidity or results of operations.

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

FCPA Investigation. As previously reported, an internal investigation has been conducted by the Audit Committee of the Board of Directors to determine whether any laws, including the Foreign Corrupt Practices Act (“FCPA”), may have been violated in connection with certain projects undertaken by PBS&J International, Inc., one of the Company’s subsidiaries with revenue of $4.3 million in fiscal year 2008 and $3.9 million in fiscal year 2009, in certain foreign countries (the “International Operations”). The Audit Committee completed the internal investigation in May 2010. The results of that investigation suggest that FCPA violations may have occurred. However, the investigation did not result in a conclusion that any violation extends beyond the International Operations or that members of the Company’s executive management were involved in criminal conduct. The Company has voluntarily disclosed this matter to the Department of Justice and to the SEC, and is cooperating fully with their review. The FCPA (and related statutes and regulations) provides for potential monetary penalties, criminal and civil sanctions, and other remedies. The Company is unable to estimate the potential penalties that might be assessed for any FCPA violations and accordingly, no provision has been made in the accompanying condensed consolidated financial statements.

10.	Segment Reporting

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

Construction Management includes the operations of Peter Brown, which provides construction management at risk services focused primarily on building schools, jails, higher education facilities and institutional buildings. This segment had no results of operations in the first quarter of fiscal year 2009 as the Company acquired Peter Brown on December 31, 2008. The Peter Brown results of operations are included in the Company’s condensed consolidated financial statements beginning on that date.

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

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Information relating to the Company’s reportable segments is as follows:

(Dollars in thousands) (Unaudited)	Consulting Services	Construction Management	Other	Total
Three Months Ended June 30, 2010
Revenue	$139,155	$24,423	$2,442	$166,020
Cost of revenue	119,142	22,328	1,330	142,800
Gross profit	20,013	2,095	1,112	23,220
Income/(loss) from operations	20,013	2,095	(15,395)	6,713
Depreciation and amortization	1,538	70	1,513	3,121
Purchases of property and equipment	910	-	726	1,636
Total assets as of June 30, 2010	192,570	34,405	46,943	273,918
Three Months Ended June 30, 2009
Revenue	$158,700	$52,081	$7,619	$218,400
Cost of revenue	135,978	48,380	6,680	191,038
Gross profit	22,722	3,701	939	27,362
Income/(loss) from operations	22,722	3,701	(16,107)	10,316
Depreciation and amortization	1,012	41	2,674	3,727
Purchases of property and equipment	595	13	859	1,467
Total assets as of September 30, 2009	183,568	63,499	76,208	323,275
Nine Months Ended June 30, 2010
Revenue	$415,912	$89,047	$13,237	$518,196
Cost of revenue	364,461	83,708	14,918	463,087
Gross profit/(loss)	51,451	5,339	(1,681)	55,109
Income/(loss) from operations	51,451	5,339	(55,103)	1,687
Depreciation and amortization	4,791	130	4,294	9,215
Purchases of property and equipment	3,749	2	3,237	6,988
Total assets as of June 30, 2010	192,570	34,405	46,943	273,918
Nine Months Ended June 30, 2009
Revenue	$481,702	$95,136	$16,498	$593,336
Cost of revenue	415,303	89,201	17,146	521,650
Gross profit/(loss)	66,399	5,935	(648)	71,686
Income/(loss) from operations	66,399	5,935	(48,015)	24,319
Depreciation and amortization	3,223	84	6,978	10,285
Purchases of property and equipment	3,196	44	4,249	7,489
Total assets as of September 30, 2009	183,568	63,499	76,208	323,275

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Related Party Transactions

In July 2007, pursuant to the Company’s bylaws, the Company did not exercise its right of first refusal to repurchase the shares offered for redemption by John Shearer, the Company’s former National Service Director and Senior Vice President. In accordance with the Company’s bylaws, the shares were next offered to the Company’s the PBSJ Employee Profit Sharing and Stock Ownership Plan (the “401(k) ESOP”). The 401(k) ESOP plan agreed to repurchase 165,290 shares (before the stock split which became effective on April 15, 2010) over the course of five years. As of June 30, 2010, there are two remaining equal annual installments of 33,261 shares, before the stock split which became effective on April 15, 2010, (100,863 after the stock split) that will be repurchased by the 401(k) ESOP during the open stock window in each fiscal year beginning with fiscal year 2010 at a price per share established by future valuations of the Company’s shares or upon the consummation of the merger discussed in Note 12 “Subsequent Events” below.

At the Company’s 2008 annual shareholders’ meeting, shareholders approved the ESPP, which allows a lay-away plan for purchases at 90% of the fair market value of the Company’s shares during the next open window for stock purchases. Employees who have been employed a minimum of three months may elect to set aside funds to purchase stock through automatic payroll deductions. The amounts withheld were approximately $0.9 million and $0.5 million as of June 30, 2010 and September 30, 2009, respectively, and are included in accounts payable, accrued expenses and other current liabilities of the accompanying condensed consolidated balance sheets. Upon the consummation of the merger discussed in Note 12 “Subsequent Events” below, contributions under the ESPP will be applied to the purchase of shares of Class A Common Stock at a price of 90 percent of Fair Market Value, as defined in the ESPP, and the resulting shares will also be converted into the right to receive the cash merger consideration. In the alternative, the ESPP may be terminated with each participant receiving a termination payment equal to what such participant would have received had the ESPP been administered.

In August 2008, the Company delivered a promissory note to Todd Kenner in the amount of $2.0 million for the repurchase of vested restricted stock. The promissory note bears interest at the prime rate plus 1% (4.25% at June 30, 2010 and September 30, 2009) and is adjusted on December 31 of each year. Payments on the promissory note are due quarterly beginning October 1, 2008 through September 1, 2011. The balance of the promissory note was $1.0 million and $1.4 million at June 30, 2010 and September 30, 2009, respectively, and is included in other liabilities of the accompanying condensed consolidated balance sheets. The balance due on this note is required to be paid upon the consummation of the merger discussed in Note 12 “Subsequent Events” below.

In December 2008, the Company delivered a promissory note to Richard Karasiewicz in the amount of $2.1 million for the repurchase of shares accrued and reflected in stock redemption payable as of September 30, 2008. The promissory note bears interest at the prime rate plus 1% and is adjusted on December 31 of each year. Payments on the promissory note are due quarterly beginning January 1, 2009 through October 1, 2013. The balance of the promissory note was $1.5 million and $1.8 million at June 30, 2010 and September 30, 2009, respectively, and is included in other liabilities of the accompanying condensed consolidated balance sheets.

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

The PBSJ CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

In February 2010, John Zumwalt, III, a former director of the Company and the former Chief Executive Officer of the Company, submitted his written resignation. The Company and Mr. Zumwalt entered into a Separation Agreement and Release (“Zumwalt Separation Agreement”) effective as of March 1, 2010. Under the terms of the Zumwalt Separation Agreement, the Company agreed to pay Mr. Zumwalt a cash severance benefit of $0.9 million over a twenty-four month period, paid a lump sum benefit of $0.3 million, agreed to pay the value of the accumulated benefits, which as of March 31, 2010 was $0.9 million adjusted for investment earnings or losses and any expenses allocated to his account under the PBSJ Corporation Key Employee Capital Accumulation Plan through the end of the sixth month following the termination agreement, agreed to redeem Mr. Zumwalt’s 1,526 shares of vested restricted stock for $39.31 per share (before the stock split which became effective on April 15, 2010) in a lump sum payment during the next open trading window or upon the consummation of the merger discussed in Note 12 “Subsequent Events” below, agreed to redeem Mr. Zumwalt’s 48,031 shares of stock beneficially owned (before the stock split which became effective on April 15, 2010; 144,093 shares after the stock split) under the 401(k) ESOP during the next open trading window in accordance with the terms of the 401(k) ESOP at the price per share at which other shares of the Company’s Class A Common Stock in the 401(k) ESOP are sold during that open trading window or upon the consummation of the merger discussed in Note 12 “Subsequent Events” below. The Company also agreed to pay a consulting fee equal to $0.1 million payable in three equal consecutive monthly installments over a three-month period commencing April 1, 2010. The balance of non-equity amounts remaining to be paid was approximately $0.8 million as of June 30, 2010 and is included in accounts payable, accrued expenses and other current liabilities of the accompanying condensed consolidated balance sheets.

12.	Subsequent Events

On August 1, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WS Atkins plc, a public limited company organized under the laws of England and Wales (“Atkins”), and Faldo MAS, Inc., a Florida corporation and an indirect wholly owned subsidiary of Atkins (“Merger Sub”), which provides for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation and as an indirect wholly owned subsidiary of Atkins (the “Merger”).

Under the terms of the Merger Agreement, each issued and outstanding share of the Company’s Class A Common Stock will be cancelled by virtue of the Merger and without any action on the part of the holder thereof, converted automatically into the right to receive, in cash without interest, $17.137 per share. At the effective time of the Merger, each unvested restricted share of the Company’s Class A Common Stock will be deemed fully vested immediately prior to the effective time of the Merger. In addition, contributions under the ESPP will be applied to the purchase of shares of Class A Common Stock at a price of 90 percent of Fair Market Value, as defined in the ESPP, and the resulting shares will also be converted into the right to receive the cash merger consideration. In the alternative, the ESPP may be terminated with each participant receiving a termination payment equal to what such participant would have received had the ESPP been administered as set forth in the preceding sentence.

Consummation of the Merger is subject to various conditions, including approval of the Merger by the Company’s shareholders, expiration or termination of waiting periods under the Hart–Scott–Rodino Antitrust Improvements Act of 1976, successful completion of review under the Exon-Florio Amendment and the receipt of other required regulatory approvals and other customary closing conditions. We anticipate that the transaction will close in early fall of 2010.

The Company has made customary representations, warranties and covenants in the Merger Agreement. The Merger Agreement contains a “no shop” restriction on the Company’s ability to solicit third party proposals, provide information and engage in discussions and negotiations with third parties. However, the no shop restriction allows the Company to provide information and participate in discussions and negotiations with respect to third party acquisition proposals submitted after the date of the Merger Agreement that the Company’s board of directors (the “Board of Directors”) determines in good faith are reasonably likely to result in a “Superior Proposal,” as defined in the Merger Agreement.

The Company may terminate the Merger Agreement under certain circumstances, including if its Board of Directors determines in good faith, after consultation with its legal counsel, that it has received a Superior Proposal and otherwise complies with certain terms of the Merger Agreement. In connection with such termination the Company must pay Atkins a fee of $8,520,000. If the Merger Agreement is terminated by the Company due to certain failures on the part of Atkins, Atkins must pay the Company an expense fee of $1,000,000.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase an understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q and the information incorporated by reference in it include and are based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements can sometimes be identified by the fact that they do not relate strictly to historical or current facts and they frequently are accompanied by words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “believes,” “could,” “would,” “should,” “plans,” or “intends” and similar terms and expressions. Examples of forward-looking statements include all statements regarding our expected financial position and operating results, including backlog, our business strategy, our financing plans (including any statements concerning our stock window, stock valuations and consideration of alternatives for addressing the Company’s capital and financing needs) and forecasted demographic and economic trends relating to our industry, and statements relating to our ability to be awarded government contracts, the adoption of certain laws by governmental agencies, our ability to compete effectively with other firms that provide similar services, our ability to attract and retain clients, our ability to achieve future growth and success, our expectations for the public and private sector economic growth, and the outcome of the various on-going government investigations. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot assure you that our expectations in such forward-looking statements will turn out to be correct. Factors that may impact such forward-looking statements include, among others, our ability to attract additional business, the timing of projects and the potential for contract cancellations or delays by our customers, our ability to attract and retain skilled employees, our ability to comply with laws and regulations, our insurance coverage covering certain events, the timing and amount of the spending bills adopted by the federal government and the states, timely billings to our customers and delays in collections of accounts receivable, risks of competition, changes in general economic conditions and interest rates, the risk that the Internal Revenue Service or the courts may not accept the amount or nature of one or more items of deduction, loss, income or gain we report for tax purposes or that any of our customers, including governments, may audit our contracts, including contracts that had been considered settled, significant differences between actual results and estimates of the amount of future funding obligations for our unfunded pension or other benefit plans, including as a result of changes in interest rates or regulatory rulings such as those related to ERISA, and the possible outcome of pending or future litigation, legal proceedings and governmental investigations (including any governmental investigations resulting from our Foreign Corrupt Practices Act internal investigation) and our actions in connection with such litigation, proceedings and investigations, as well as certain other risks including those set forth under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in other reports filed by us with the Securities and Exchange Commission (“SEC”) including without limitation the risk factors contained in our Annual Report on Form 10-K for the year ended September 30, 2009. Additionally, all statements about our previously announced merger agreement with WS Atkins plc and related matters other than statements of historical fact are statements that could be deemed forward-looking statements, including the expected benefits and costs of the transaction; management plans relating to the transaction; the expected timing of the completion of the transaction; the ability to complete the transaction considering the various closing conditions, including those conditions related to regulatory approvals; any statements of the plans, strategies and objectives of management for future operations, including the execution of integration plans; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions related to our merger agreement with WS Atkins plc and related matters including the possibility that expected benefits may not materialize as expected; that the transaction may not be timely completed, if at all; that, prior to the completion of the transaction, that the parties are unable to successfully implement integration strategies; and other risks that are described elsewhere in this Quarterly Report on Form 10-Q and in the other reports filed by us with the SEC.

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

Business Overview

We are an employee-owned professional services organization that provides a broad range of program management, planning, design, and construction management services to a variety of public and private sector clients. We utilize our expertise in the engineering, planning, management, environmental, architectural and surveying disciplines to address complex problems in each of these basic service areas. We provide these services through our staff of approximately 3,400 professional, technical and support personnel in 98 locations throughout the United States and in the Middle East (United Arab Emirates, Qatar and Saudi Arabia). We believe our multi-disciplinary approach to problems facilitates our ability to effectively meet the needs of our clients.

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

We derive our revenue from fees for professional, technical, project management and construction services. As a service-based company, we are labor-intensive rather than capital-intensive. Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing contracts, provide outstanding services to our clients and execute projects successfully. As of June 30, 2010, our revenue backlog was approximately $576.9 million compared to $728.3 million as of September 30, 2009, representing a 20.8% decrease, which resulted from delays in new project starts and decreases in state and local government funding.

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

We view our short and long-term liquidity as being dependent upon our results of operations, changes in working capital and our borrowing capacity. Our financial results are impacted by appropriations of public funds for infrastructure and other government-funded projects, capital spending levels in the private sector, and the demand for our services in the various engineering markets in which we compete. On August 2, 2010, we announced that we had entered into a definitive merger agreement by which WS Atkins plc, the world’s 11th largest design firm headquartered in the United Kingdom, has agreed to acquire us in an all-cash transaction for $17.137 per share. The transaction is expected to close in early fall subject to approval of our shareholders and standard closing conditions, including regulatory approvals.

Segment Results of Operations

Our two major business segments are consulting services and construction management, representing 83.8%, and 14.7%, respectively, of our revenue for the quarter ended June 30, 2010.

The Consulting Services segment provides a variety of design and related consulting services. Such services include civil design, program management, construction management, planning, surveying, geographic information systems, environmental assessments, engineering design, architectural and interior design, site assessment, and regulatory compliance.

Construction Management includes the operations of Peter R. Brown Construction, Inc. (“Peter Brown”) which provides construction management at risk services focused primarily on building schools, jails, higher education facilities and institutional buildings. This segment had no results of operations in the first quarter of fiscal year 2009 as we acquired Peter Brown on December 31, 2008. The Peter Brown results of operations are included in our condensed consolidated financial statements beginning on that date.

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

We evaluate performance based on the operating income of the respective operating segment. The discussion that follows is a summary analysis of the primary changes in operating results by reportable segment for the three and nine months ended June 30, 2010 and 2009.

Results of Operations

The percentage of revenue represented by the items in our condensed consolidated statements of operations for the three and nine months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	86.0	87.5	89.4	87.9

Gross profit	14.0	12.5	10.6	12.1
General and administrative expenses	10.0	7.8	10.3	8.0

Income from operations	4.0	4.7	0.3	4.1
Interest expense	(0.1)	(0.1)	–	(0.1)
Other, net	–	–	0.1	–
(Loss)/gain on fixed interest rate swap	(0.2)	0.2	(0.1)	(0.2)

Income before income taxes	3.7	4.8	0.3	3.8
Provision/(benefit) for income taxes	0.2	(1.1)	(0.2)	0.6

Net income	3.5%	5.9%	0.5%	3.2%

A summary of our operating results for the three and nine months ended June 30, 2010 and 2009 is as follows:

(Dollars in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenue	$166,020	$218,400	$518,196	$593,336
Cost of revenue	142,800	191,038	463,087	521,650

Gross profit	23,220	27,362	55,109	71,686
General and administrative expenses	16,507	17,046	53,422	47,367

Income from operations	6,713	10,316	1,687	24,319
Interest expense	(184)	(146)	(558)	(812)
Other, net	8	15	687	45
(Loss)/gain on fixed interest rate swap	(397)	341	(562)	(1,079)

Income before income taxes	6,140	10,526	1,254	22,473
Provision/(benefit) for income taxes	396	(2,328)	(1,118)	3,399

Net income	$5,744	$12,854	$2,372	$19,074

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue for the three months ended June 30, 2010, decreased by $52.4 million, or 24.0%, to $166.0 million compared to $218.4 million in the corresponding period in fiscal 2009. Approximately one third of the decrease in revenue resulted from our Federal disaster response contracts in the Gulf Coast region, which were approaching their completion in fiscal 2010. The remaining decrease in revenue resulted primarily from the completion of projects that were in progress in the comparable quarter of 2009 and delays in new projects as funding from state and local governments continued to decline.

Cost of revenue for the three months ended June 30, 2010, decreased by $48.2 million, or 25.3%, to $142.8 million compared to $191.0 million in the corresponding period in fiscal 2009 primarily due to direct costs decreasing in conjunction with the decrease in revenue. Cost of revenue, as a percentage of revenue, decreased 1.5% to 86.0% for the three months ended June 30, 2010 compared to 87.5% for the corresponding period in fiscal 2009.

Gross profit for the three months ended June 30, 2010, decreased by $4.2 million, or 15.1%, to $23.2 million compared to $27.4 million in the corresponding period in fiscal 2009. Gross profit, as a percentage of revenue, increased 1.5%, to 14.0%, for the three months ended June 30, 2010 compared to 12.5% in the corresponding period in fiscal 2009, for the reasons stated above.

General and administrative expenses for the three months ended June 30, 2010, decreased by $0.6 million, or 3.2%, to $16.5 million compared to $17.1 million in the corresponding period in fiscal 2009. The decrease in G&A expenses resulted primarily from a $1.3 million reduction in salaries and compensation related expenses and a $1.2 million reduction in depreciation and amortization offset by a $1.8 million increase in legal fees, including $1.2 million incurred pursuant to the FCPA investigation discussed in Note 9 “Commitments and Contingencies”.

Income from operations for the three months ended June 30, 2010, decreased by $3.6 million, or 34.9%, to $6.7 million compared to $10.3 million in the corresponding period in fiscal 2009, for the reasons stated above.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

Revenue for the nine months ended June 30, 2010, decreased by $75.1 million, or 12.7%, to $518.2 million compared to $593.3 million in the corresponding period in fiscal 2009. Over 40% of the decrease in revenue resulted from our Federal disaster response contracts in the Gulf Coast region, which were approaching their completion in fiscal 2010. The remaining decrease in revenue resulted primarily from the completion of projects that were in progress in the comparable quarter of 2009 and delays in new projects as funding from state and local governments continued to decline.

Cost of revenue for the nine months ended June 30, 2010, decreased by $58.6 million, or 11.2%, to $463.1 million compared to $521.7 million in the corresponding period in fiscal 2009 primarily due to direct costs decreasing in conjunction with the decrease in revenue. Cost of revenue, as a percentage of revenue, increased 1.5% to 89.4% for the nine months ended June 30, 2010 compared to 87.9% in the corresponding period in fiscal 2009. The increase in cost of revenue as a percentage of revenue was impacted by $1.2 million of costs incurred by our international subsidiary for which we were unable to recognize revenue in the first quarter of fiscal 2010 as a result of the FCPA investigation discussed in Note 9 “Commitment and Contingencies”.

Gross profit for the nine months ended June 30, 2010, decreased by $16.6 million, or 23.1%, to $55.1 million compared to $71.7 million in the corresponding period in fiscal 2009. Gross profit, as a percentage of revenue, decreased 1.5%, to 10.6%, for the nine months ended June 30, 2010 compared to 12.1% in the corresponding period in fiscal 2009, for the reasons stated above.

General and administrative expenses for the nine months ended June 30, 2010, increased by $6.0 million, or 12.8%, to $53.4 million compared to $47.4 million in the corresponding period in fiscal 2009. The increase in G&A expenses resulted primarily from a $6.0 million increase in legal fees, including $5.4 million incurred pursuant to the FCPA investigation discussed in Note 9 “Commitments and Contingencies”.

Income from operations for the nine months ended June 30, 2010, decreased by $22.6 million, or 93.1%, to $1.7 million compared to $24.3 million in the corresponding period in fiscal 2009, for the reasons stated above.

Segment Results of Operations – Consulting Services

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

	Three Months Ended June 30,
(Dollars in thousands)	2010	2009	$ Change	% Change
Revenue	$139,155	$158,700	$(19,545)	(12.3)%
Cost of revenue	119,142	135,978	(16,836)	(12.4)%

Gross profit	$20,013	$22,722	$(2,709)	(11.9)%

The following table presents the percentage relationship of cost of revenue and gross profit to revenue:
	Three Months Ended June 30,
	2010	2009
Revenue	100.0%	100.0%
Cost of revenue	85.6	85.7

Gross profit	14.4%	14.3%

Revenue in our Consulting Services segment for the three months ended June 30, 2010 decreased by $19.5 million, or 12.3%, to $139.2 million compared to $158.7 million in the corresponding period in fiscal 2009. Approximately one third of the decrease in revenue resulted from our Federal disaster response contracts in the Gulf Coast region, which were approaching their completion in fiscal 2010. The remaining decrease in revenue resulted from the completion of projects that were in progress in the comparable quarter of 2009 and delays in new projects as funding from state and local governments continued to decline.

Cost of revenue in our Consulting Services segment for the three months ended June 30, 2010 decreased by $16.8 million, or 12.4%, to $119.2 million compared to $136.0 million in the corresponding period in fiscal 2009 primarily due to direct costs decreasing in conjunction with the decrease in revenue. Cost of revenue, as a percentage of revenue, decreased by 0.1%, to 85.6%, for the three months ended June 30, 2010 compared to 85.7% in the corresponding period in fiscal 2009.

Gross profit in our Consulting Services segment for the three months ended June 30, 2010 decreased by $2.7 million, or 11.9%, to $20.0 million compared to $22.7 million in the corresponding period in fiscal 2009. Gross profit, as a percentage of revenue, increased by 0.1% to 14.4% for the three months ended June 30, 2010, compared to 14.3% in the corresponding period in fiscal 2009, for the reasons stated above.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

	Nine Months Ended June 30,
(Dollars in thousands)	2010	2009	$ Change	% Change
Revenue	$415,912	$481,702	$(65,790)	(13.7)%
Cost of revenue	364,461	415,303	(50,842)	(12.2)%

Gross profit	$51,451	$66,399	$(14,948)	(22.5)%

The following table presents the percentage relationship of cost of revenue and gross profit to revenue:
	Nine Months Ended June 30,
	2010	2009
Revenue	100.0%	100.0%
Cost of revenue	87.6	86.2

Gross profit	12.4%	13.8%

Revenue in our Consulting Services segment for the nine months ended June 30, 2010 decreased by $65.8 million, or 13.7%, to $415.9 million compared to $481.7 million in the corresponding period in fiscal 2009. Over 40% of the decrease in revenue resulted from our Federal disaster response contracts in the Gulf Coast region, which were approaching their completion in fiscal 2010. The remaining decrease in revenue resulted from the completion of projects that were in progress in the comparable nine months of 2009 and delays in new projects as funding from state and local governments continued to decline.

Cost of revenue in our Consulting Services segment for the nine months ended June 30, 2010 decreased by $50.8 million, or 12.2%, to $364.5 million compared to $415.3 million in the corresponding period in fiscal 2009 primarily due to direct costs decreasing in conjunction with the decrease in revenue. Cost of revenue, as a percentage of revenue, increased by 1.4%, to 87.6%, for the nine months ended June 30, 2010 compared to 86.2% in the corresponding period in fiscal 2009.

Gross profit in our Consulting Services segment for the nine months ended June 30, 2010 decreased by $14.9 million, or 22.5%, to $51.5 million compared to $66.4 million in the corresponding period in fiscal 2009. Gross profit, as a percentage of revenue, decreased by 1.4% to 12.4% for the nine months ended June 30, 2010, compared to 13.8% in the corresponding period in fiscal 2009, for the reasons stated above.

Segment Results of Operations – Construction Management

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

	Three Months Ended June 30,
(Dollars in thousands)	2010	2009	$ Change	% Change
Revenue	$24,423	$52,081	$(27,658)	(53.1)%
Cost of revenue	22,328	48,380	(26,052)	(53.8)%

Gross profit	$2,095	$3,701	$(1,606)	(43.4)%

The following table presents the percentage relationship of cost of revenue and gross profit to revenue:
	Three Months Ended June 30,
	2010	2009
Revenue	100.0%	100.0%
Cost of revenue	91.4	92.9

Gross profit	8.6%	7.1%

Revenue in our Construction Management segment for the three months ended June 30, 2010 decreased by $27.7 million, or 53.1%, to $24.4 million compared to $52.1 million in the corresponding period in fiscal 2009. Revenue for the Construction Management segment is generated primarily from the public sector, which comprised 99.7% of the total revenue. The decrease in revenue in the three months ended June 30, 2010 compared to the corresponding period in 2009 resulted from a decline in the volume of new projects as funding from local municipalities and state agencies continued to decline.

Cost of revenue in our Construction Management segment for the three months ended June 30, 2010 decreased by $26.1 million, or 53.9%, to $22.3 million compared to $48.4 million in the corresponding period in fiscal 2009 primarily due to direct costs decreasing in conjunction with the decrease in revenue. Cost of revenue, as a percentage of revenue, decreased 1.5%, to 91.4%, for the three months ended June 30, 2010 compared to 92.9% in the corresponding period in fiscal 2009.

Gross profit in our Construction Management segment for the three months ended June 30, 2010 decreased $1.6 million, or 43.4%, to $2.1 million compared to $3.7 million in the corresponding period of fiscal 2009. Gross profit, as a percentage of revenue, increased by 1.5% to 8.6% for the three months ended June 30, 2010 compared to 7.1% in the corresponding period in fiscal 2009, for the reasons stated above.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

	Nine Months Ended June 30,
(Dollars in thousands)	2010	2009	$ Change	% Change
Revenue	$89,047	$95,136	$(6,089)	(6.4)%
Cost of revenue	83,708	89,201	(5,493)	(6.2)%

Gross profit	$5,339	$5,935	$(596)	(10.0)%

The following table presents the percentage relationship of cost of revenue and gross profit to revenue:
	Nine Months Ended June 30,
	2010	2009
Revenue	100.0%	100.0%
Cost of revenue	94.0	93.8

Gross profit	6.0%	6.2%

Revenue in our Construction Management segment for the nine months ended June 30, 2010 decreased by $6.1 million, or 6.4%, to $89.0 million compared to $95.1 million in the corresponding period in fiscal 2009 primarily as a result of a decline in the volume of new projects as funding from local municipalities and state agencies continued to decline, partially offset by the Peter Brown acquisition on December 31, 2008 which contributed additional revenue of $36.9 million for the nine months ended June 30, 2009. The revenue in our Construction Management segment is generated primarily from the public sector, which comprised 98.4% of the total revenue.

Cost of revenue in our Construction Management segment for the nine months ended June 30, 2010 decreased $5.5 million, or 6.2%, to $83.7 million compared to $89.2 million in the corresponding period in fiscal 2009 primarily as a result of the Peter Brown acquisition offset by direct costs decreasing in conjunction with the decrease in revenue. Cost of revenue, as a percentage of revenue, increased 0.2%, to 94.0%, for the nine months ended June 30, 2010 compared to 93.8% in the corresponding period in fiscal 2009.

Gross profit in our Construction Management segment for the nine months ended June 30, 2010 decreased $0.6 million, or 10.0%, to $5.3 million compared to $5.9 million in the corresponding period in fiscal 2009 due to the Peter Brown acquisition. Gross profit, as a percentage of revenue, decreased by 0.2% to 6.0% for the nine months ended June 30, 2010 compared to 6.2% in the corresponding period in fiscal 2009.

Income Taxes

The income tax provision/(benefit) was $0.4 million and $(2.3) million, which represented effective tax rates of 6.5% and (22.1)% for the three months ended June 30, 2010 and 2009, respectively. For the nine months ended June 30, 2010 and 2009, the income tax (benefit)/provision was $(1.1) million and $3.4 million, which represented effective tax rates of (89.1)% and 15.1%, respectively.

We recorded a valuation allowance against our deferred tax assets of approximately $0.4 million and $0.2 million on the deferred tax assets in Puerto Rico for the periods ended June 30, 2010 and September 30, 2009, respectively.

During the three and nine months ended June 30, 2010 and 2009, the Federal statute of limitations expired on returns filed for the years ended September 30, 2006 and 2005, respectively. We are no longer subject to U.S. Federal examination for these years. As a result, we reduced our contingency reserve by approximately $1.9 million for the three and nine months ended June 30, 2010, and $6.1 million for the three months and nine months ended June 30, 2009. This reduction decreased our effective tax rate by 30.2% and 62.8% for the three months ended June 30, 2010 and 2009, respectively. For the nine months ended June 30, 2010 and 2009, this reduction decreased our effective tax rate by 148.9% and 27.3%, respectively.

In the normal course of business, we are subject to examination by taxing authorities. On May 24, 2010, we were notified by the Internal Revenue Service that the U.S. Federal income tax returns for the years ended September 30, 2007 and 2008 were selected for examination.

As of June 30, 2010, we had total unrecognized tax benefits of $13.6 million. During the three months ended June 30, 2010, we reduced our tax contingency reserve by approximately $0.2 million, including the decrease of approximately $1.9 million related to changes in settlements with taxing authorities or as a result of the lapse of applicable statutes of limitations, discussed above, primarily offset by an increase of approximately $1.7 million for which no previous tax benefit had been recognized. During the quarter ended June 30, 2009, our unrecognized tax benefit decreased $9.2 million, including $6.1 million related to that quarter and prior reporting periods, changes in settlements with taxing authorities, and as a result of the lapse of applicable statues of limitations.

We believe it is reasonably possible that the liability for unrecognized tax benefits at June 30, 2010, may decrease by approximately $2.6 million due to the completion of examinations or the expiration of the statute of limitations within 12 months of June 30, 2010.

We recognize interest and penalties, if applicable, related to unrecognized tax benefits within the provision for income taxes in our condensed consolidated statements of operations. During the three and nine months ended June 30, 2010, we accrued interest of approximately $0.4 million and $0.1 million, respectively, related to unrecognized tax benefits due to the reduction of our tax contingency reserve described above. During the nine months ended June 30, 2009, we reduced accrued interest by approximately $1.3 million due to the reduction of our tax contingency reserve described above. As of June 30, 2010 and September 30, 2009, we accrued approximately $0.8 million and $0.9 million, respectively, in interest related to unrecognized tax benefits.

Financial Condition and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $2.0 million for the nine months ended June 30, 2010 compared to $22.3 million in the corresponding period in fiscal 2009. The decrease was primarily due to $16.7 million lower net income in the first nine months of fiscal 2010 compared to the corresponding period in fiscal 2009 and decreases in working capital items partially offset by a decrease in the deferred income tax benefit and increases in non-current asset and liability items.

Our operating cash flows are heavily influenced by changes in the levels of accounts receivables, unbilled fees and billings in excess of cost. Unbilled fees are created when we recognize revenue. The unbilled fees are normally invoiced the month after the revenue is recognized unless there are contractual provisions which dictate the timing of billing. Unbilled fees which are not invoiced the month following revenue are normally invoiced within the following two months. These account balances as well as days sales outstanding, (“DSO”) in accounts receivable and unbilled fees, net of billings in excess of cost, can vary based on contract terms and contractual milestones and the timing and size of cash receipts. DSO for the nine months ended June 30, 2010, was unchanged from fiscal year ended September 30, 2009 at 87 days. We calculate DSO by dividing accounts receivable, net and unbilled fees, net less billings in excess of cost by average daily gross revenue for the applicable period.

Accounts receivable, net decreased $24.2 million, or 22.5% to $83.6 million at June 30, 2010 from $107.8 million at September 30, 2009. This decrease was primarily due to lower revenues and collections in the period. The allowance for doubtful accounts increased by 12.6% to $4.1 million, or 4.9%, of accounts receivable, at June 30, 2010 from $3.6 million, or 3.4%, of accounts receivable at September 30, 2009. The increase in the allowance for doubtful accounts relates to amounts deemed to be uncollectible related to our international operations. We continuously monitor collection efforts and assess the allowance of doubtful accounts. Based on this assessment at June 30, 2010, we have deemed the allowance for doubtful accounts to be adequate.

Unbilled fees, net decreased $5.4 million, or 6.3%, to $80.6 million at June 30, 2010 from $86.0 million at September 30, 2009. Historically, unbilled fees are primarily related to work performed in the last month of the fiscal period. Billings usually occur in the month after we recognize the revenue in accordance with the specific contractual provisions. Also included in unbilled fees is unbilled retainage which is $10.5 million at June 30, 2010. Unbilled retainage on projects will be billed at the completion of the project. Approximately 60% of the unbilled fees, net of unbilled retainage at June 30, 2010 was billed as of July 31, 2010. The majority of the remainder is expected to be billed within the next two months.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $7.2 million for the nine months ended June 30, 2010 compared to $13.6 million in the corresponding period in fiscal 2009. The decrease in cash used in investing activities during the nine months ended June 30, 2010 compared to the corresponding period in 2009 was primarily attributable to a $4.0 million decrease in proceeds from life insurance policies offset by a $3.9 million increase in proceeds from sales of marketable equity securities, and $3.1 million net cash paid to purchase marketable equity securities in 2009 and $2.8 million net cash paid related to the acquisition of Peter Brown in 2008, whereas no such purchases of securities or acquisition payments were made in fiscal 2010.

Cash Flows from Financing Activities

Net cash used in financing activities totaled $16.7 million for the nine months ended June 30, 2010 compared to $2.1 million in the corresponding period in fiscal 2009. The decrease in net cash provided by financing activities was primarily attributable to a decrease in net proceeds of $7.1 million from the refinancing of a mortgage, a decrease in proceeds from loans against cash surrender life insurance policies of $4.0 million, and a decrease of $7.0 million in proceeds from the sales of our Class A Common Stock and collection of employee shareholders loans, partially offset by a decrease in the payments made for repurchases of Class A Common Stock from employees of $3.2 million.

Capital Resources

We have a $60.0 million line of credit agreement with Bank of America, N.A., maturing in October 2011. The line of credit agreement provides for the issuance of letters of credit which reduce the maximum amount available for borrowing. As of June 30, 2010 and September 30, 2009, we had outstanding letters of credit totaling $0.6 million and $4.4 million, respectively. Included in the September 30, 2009 balance was a $3.6 million letter of credit relating to a bank guarantee to a client in Doha, Qatar. As a result of the issuance of these letters of credit and outstanding borrowings, the maximum amount available for borrowing under the line of credit was $59.4 million and $55.6 million as of June 30, 2010 and September 30, 2009, respectively.

The interest rate on the line of credit was 0.85% and 0.75% at June 30, 2010 and September 30, 2009, respectively, and is either LIBOR plus 50 basis points (currently in use) or Prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The rate increases to LIBOR plus 75 basis points or Prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The line of credit is collateralized by substantially all of our assets. On June 30, 2010, we did not meet the fixed charge ratio and have received a waiver of this financial covenant from Bank of America, N.A.

In October 2008, we refinanced a mortgage note with a new seven-year mortgage note in the amount of $13.6 million due in monthly installments, including interest, over a twenty year period with a balloon payment due on November 1, 2015. The interest rate was 2.62%, at June 30, 2010. In connection with this mortgage, we entered into a Swap to manage the cash flow risk associated with changing interest rates related to our mortgage. The Swap has a notional amount of $13.6 million and effectively converts the floating interest rate on the mortgage note to a fixed rate of 6.2%. The Swap does not qualify as an accounting hedge and, therefore, the change in the fair value of the Swap, which is adjusted monthly, is recorded as a gain or loss on the interest rate swap in our condensed consolidated statements of operations. The fair value of the Swap was a liability of approximately $1.3 million and $1.0 million at June 30, 2010 and September 30, 2009, respectively, and is included in other liabilities in the condensed consolidated balance sheets. The earnings impact of the interest rate swap was a net loss of $0.4 million and a net gain of $0.3 million for the three months ended June 30, 2010 and 2009, respectively, and a net loss of $0.6 million and $1.1 million for the nine months ended June 30, 2010 and 2009, respectively. The mortgage note is collateralized by our office building located in Orlando, Florida. The mortgage note includes the same financial covenants as the line of credit. On June 30, 2010, we did not meet the fixed charge ratio and have received a waiver of this financial covenant from SunTrust Bank N.A.

Based upon the current availability under our line of credit, liquidity and projections for the next twelve months, we believe we will be in compliance with the various covenants and financial ratios under the line of credit and mortgage note. If we are unable to achieve our projections for the next twelve months, we may be unable to remain in compliance with the various covenants and financial ratios under the line of credit and mortgage note in the future.

In certain circumstances, we are required to provide performance and payment bonds in connection with contractual commitments. These bonds are obtained from surety companies. We are required to indemnify the surety companies for any expenses paid out under these performance bonds. At June 30, 2010, the costs to complete on our $306.5 million outstanding bid, performance and payment bonds were $130.2 million.

Our capital expenditures are generally for purchases of property and equipment. Expenditures totaled $7.0 million and $7.5 million for the nine months ended June 30, 2010 and 2009, respectively.

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

In the second quarter of fiscal 2010, before the expected opening of our stock trading window, we announced that we were considering alternatives for raising cash, including: (i) changing our bylaws to permit nonemployee investors to purchase Company stock; (ii) selling the Company to an investor or competitor that will preserve our culture and value; (iii) obtaining other sources of financing; and (iv) maintaining the status quo, which would mean purchasing a substantial amount of the stock offered by shareholders with promissory notes. As a result of our active engagement in considering the above alternatives, as well as, due to changes in forecasts and performance metrics since the completion of the September 30, 2009 valuation, we postponed the expected opening of the stock window during the second quarter of 2010 and engaged independent appraisers to perform a valuation as of March 31, 2010. This valuation is expected to be completed by the end of the fiscal year.

At September 30, 2009, we had a liability of $12.7 million and a promissory note of $1.8 million for repurchases during fiscal year 2009 reflected in stock redemption payable and other liabilities, respectively, in the condensed consolidated balance sheet. During the first quarter of fiscal 2010, we paid all of the stock redemption payable at September 30, 2009. During the third quarter of fiscal 2010, we purchased 72,492 shares of Class A Common Stock held in the 401k accounts of participants who had attained age 55 and completed at least 10 years of participation and who elected to diversify the investments in their accounts pursuant to their rights under the Trust/ESOP. This price is subject to adjustment based on the per share fair market value of the Class A Common Stock as required by ERISA. There was no outstanding balance at June 30, 2010 for redemptions payable.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases for most of our office facilities and certain equipment and letters of credit. The line of credit agreement provides for the issuance of letters of credit which reduce the maximum amount available for borrowing. As of June 30, 2010 and September 30, 2009, we had outstanding letters of credit totaling $0.6 million and $4.4 million, respectively. Included in the September 30, 2009 balance was a $3.6 million letter of credit relating to a bank guarantee to a client in Doha, Qatar. No amounts have been drawn on any of these letters of credit.

Related Party Transactions

Information with respect to related party transactions is incorporated by reference from Note 11 “Related Party Transactions” to our condensed consolidated financial statements included herein for the quarter ended June 30, 2010.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is incorporated by reference from Note 1 “Summary of Significant Accounting Policies – Recent Accounting Pronouncements” to our condensed consolidated financial statements included herein for the quarter ended June 30, 2010.

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

The interest rate on the line of credit was 0.85% and 0.75% at June 30, 2010 and September 30, 2009, respectively, and is either LIBOR plus 50 basis points (currently in use) or Prime minus 125 basis points if our funded debt coverage ratio is less than 2.5. The rate increases to LIBOR plus 75 basis points or Prime minus 100 basis points if our funded debt coverage ratio is between 2.5 to 3.0. The line of credit contains clauses requiring the maintenance of various covenants and financial ratios including a minimum coverage ratio of certain fixed charges and a minimum leverage ratio of earnings before interest, taxes, depreciation and amortization to funded debt. The line of credit is collateralized by substantially all of our assets. On June 30, 2010, we did not meet the fixed charge ratio and have received a waiver of this financial covenant from Bank of America, N.A.

In October 2008, we refinanced a mortgage note with a new seven-year mortgage note in the amount of $13.6 million due in monthly installments, including interest, over a twenty year period with a balloon payment due on November 1, 2015. The interest rate was 2.62%, at June 30, 2010. In connection with this mortgage, we entered into a Swap to manage the cash flow risk associated with changing interest rates related to our mortgage. The Swap has a notional amount of $13.6 million, and effectively converts the floating interest rate on the mortgage note to a fixed rate of 6.2%. The Swap does not qualify as an accounting hedge and, therefore, the change in the fair value of the Swap, which is adjusted monthly, is recorded as a gain or loss on the interest rate swap in our condensed consolidated statements of operations. The fair value of the Swap was a liability of approximately $1.3 million and $1.0 million at June 30, 2010 and September 30, 2009, respectively, and is included in other liabilities in the condensed consolidated balance sheets. The earnings impact of the interest rate swap was a net loss of $0.4 million and a net gain of $0.3 million for the three months ended June 30, 2010 and 2009, respectively, and a net loss of $0.6 million and $1.1 million for the nine months ended June 30, 2010 and 2009, respectively. The mortgage note is collateralized by our office building located in Orlando, Florida. The mortgage note includes the same financial covenants as the line of credit. On June 30, 2010, we did not meet the fixed charge ratio and have received a waiver of this financial covenant from SunTrust Bank N.A.

The interest rate under our revolving line of credit is variable and accordingly we have exposure to market risk. To the extent that we have borrowings outstanding, there is market risk relating to the amount of such borrowings. We have no debt outstanding under our line of credit as of June 30, 2010.

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

PART II. Other Information

ITEM 1.   Legal Proceedings

Information with respect to legal proceedings is incorporated by reference from Note 9 “Commitments and Contingencies” to our condensed consolidated financial statements included herein.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009, which could materially affect our business, financial condition or future results. Except as set forth below, we are currently unaware of any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009; however, additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

Risks Related to the Pending Merger with WS Atkins plc

Completion of the pending merger with Atkins is subject to various conditions and the merger may not occur even if we obtain shareholder and regulatory approvals.

On August 1, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WS Atkins plc (“Atkins”) which provides for our merger with an indirect wholly owned subsidiary of Atkins (the “Merger”). Consummation of the Merger is subject to customary conditions, including adoption of the Merger Agreement by our shareholders, expiration or termination of waiting periods under the Hart–Scott–Rodino Antitrust Improvements Act of 1976, successful completion of review under the Exon-Florio Amendment and the receipt of other required regulatory approvals and other customary closing conditions. Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Merger Agreement, including, with respect to the Company, customary covenants regarding operation of the business of the Company and its subsidiaries prior to closing.

As a result of these conditions, we cannot assure you that the Merger will be completed even if we obtain the required regulatory approvals and shareholder approval. If our shareholders do not approve the adoption of the Merger Agreement or if the Merger is not completed for any other reason, we expect that our current management, under the direction of our Board of Directors, will continue to manage the Company and pursue alternatives to address our longer term liquidity concerns.

The Merger process could adversely affect our business.

Our efforts to complete the Merger could cause substantial disruptions in our business, which could have an adverse effect on our financial results. Among other things, uncertainty as to whether a transaction will be completed with Atkins may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the merger is pending, because employees may experience uncertainty about their future roles with Atkins.

Uncertainty as to the Company’s future could adversely affect our business and our relationship with vendors. For example, suppliers, customers and others that deal with the Company could defer decisions concerning the Company, or seek to change existing business relationships with the Company. Further, a substantial amount of the attention of management and employees is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations because matters related to the Merger require substantial commitments of time and resources.

The failure to complete the Merger could adversely affect our business.

We cannot assure you that the Merger will occur by the November 30, 2010 deadline set forth in the Merger Agreement, or at all. For example, the requisite number of holders of our common stock may not approve the proposed Merger at the special meeting of our shareholders or we may not obtain the necessary regulatory approvals. Under certain circumstances, if the proposed Merger is not completed, we may be required to pay a termination fee of approximately $8.5 million if the Merger Agreement is terminated. Further, the failure of the proposed Merger to be completed may result in negative publicity and/or a negative impression of us in the business community and may affect our relationship with employees, customers and other partners in the business community.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course consistent with past practice (subject to certain exceptions). These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Merger and that are generally outside the ordinary course of our business, and could otherwise have a material adverse effect on our future results of operations or financial condition.

ITEM 2.   Unregistered Sale of Equity Security and Use of Proceeds

	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
April 1 – April 30	–			–	–
May 1 – May 31	–			–	–
June 1 – June 30	72,492		$13.10	–	–

Total	72,492	(1)	$13.10	–	–

(1)

Represents shares purchased during the quarter of Class A Common Stock held in the 401k accounts of participants who had attained age 55 and completed at least 10 years of participation and who elected to diversify the investments in their accounts pursuant to their rights under the PBSJ Employee Profit Sharing and Stock Ownership Plan and Trust and the Internal Revenue Code.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Removed and Reserved

ITEM 5.   Other Information

On February 12, 2009, the Board of Directors adopted an Indemnification Agreement (the “Indemnification Agreement”) and authorized the Company to enter into the Indemnification Agreement with each of its directors and executive officers. On August 12, 2010, the Company executed an indemnification agreement with each of Donald J. Vrana, the Company’s Senior Vice President and Chief Financial Officer, and Benjamin P. Butterfield, the Company’s Senior Vice President and General Counsel (each an “Indemnitee”). The Indemnification Agreement supplements the Company’s Amended and Restated Bylaws and Florida law in providing certain indemnification rights to the Indemnitee. The Indemnification Agreement provides, among other things, that the Company will indemnify the Indemnitee to the fullest extent permitted by Florida law and to any greater extent that Florida law may in the future permit, including the advancement of attorneys’ fees and other expenses incurred by the Indemnitee in connection with any threatened, pending or completed action, suit or other proceeding, whether of a civil, criminal, administrative or investigative nature, arising out of or in connection with the service of the Indemnitee as a director or officer of the Company or certain of its affiliates, subject to certain exclusions and procedures set forth in the Indemnification Agreement.

The foregoing description of the Indemnification Agreement is not complete and is qualified in its entirety by reference to the full text of the Form of Indemnification Agreement, which is incorporated by reference herein from the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2009.

On August 11, 2010, the Company entered into an amendment, effective as of August 1, 2010 (the “ESPP Amendment”), to the Company’s 2008 Employee Payroll Stock Purchase Plan (the “ESPP”) to provide that (i) with respect to the Offering Period (as defined in the ESPP) in effect as of August 1, 2010, no employee who is not a participant in the ESPP as of August 1, 2010 may become a participant in the ESPP on or after August 1, 2010 and no participant in the ESPP may increase the amount of his or her payroll deduction election from that in effect on or after August 1, 2010 for such Offering Period; (ii) participants in the ESPP will not be permitted to make additional contributions to the ESPP after the second payroll period ending after August 1, 2010; (iii) the Exercise Date (as defined in the ESPP) with respect to the Offering Period in effect as of August 1, 2010, will occur immediately prior to the effective time of the Merger, unless the Merger Agreement is terminated prior thereto; and (iv) no further Offering Periods will begin after the Exercise Date with respect to the Offering Period in effect as of August 1, 2010 and the ESPP will terminate at the effective time of the Merger. The Company was required to amend the ESPP to effectuate the foregoing actions pursuant to the Merger Agreement.

The foregoing description of the ESPP Amendment is not complete and is qualified in its entirety by reference to the full text of the ESPP Amendment, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

The PBSJ Corporation
(Registrant)

Dated: August 16, 2010	/s/ Robert J. Paulsen
Robert J. Paulsen
Chief Executive Officer (Principal Executive Officer)

Dated: August 16, 2010	/s/ Donald J. Vrana
Donald J. Vrana
Senior Vice President, Treasurer and
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Indemnification Agreement incorporated by reference from the Current Report on Form 8-K filed with the SEC on June 26, 2009.

10.2	Amendment to The PBSJ Corporation 2008 Employee Payroll Stock Purchase Plan dated August 12, 2010.

23.1	Consent of Willamette Management Advisors

23.2	Consent of Matheson Financial Advisors

31.1	Certification of Chief Executive Officer Pursuant to Rule 13s-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13s-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.